Form 10-K405/A
period 2000-12-31
BLACK HILLS CORP /SD/
filed 2001-04-03
CIK 1130464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-K/A
                                (Amendment No. 1)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
X        EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

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

                                TABLE OF CONTENTS
                                                                          Page
ITEMS
1 & 2.        BUSINESS AND PROPERTIES.........................................4
                   General....................................................4
                   Holding Company Formation..................................5
                   Industry Overview..........................................5
                   Strategy...................................................6
                   Independent Energy.........................................9
                      Independent Power Plants...............................11
                      Fuel Production........................................16
                      Fuel Marketing.........................................17
                   Electric Utility - Black Hills Power, Inc.................18
                   Communications............................................21
                   Competition...............................................21
                   Risk Management...........................................21
                   California Markets........................................22
                   Regulation................................................23
                      Energy Regulation......................................23
                      Environmental Regulation...............................24
                      Exploration and Production.............................27
                   Other Properties..........................................28
                   Employees.................................................28

ITEM 3.       LEGAL PROCEEDINGS..............................................28


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................30
                   RESULTS OF OPERATIONS.....................................30
                   LIQUIDITY AND CAPITAL RESOURCES...........................36
                   MARKET RISK DISCLOSURES...................................39
                   RATE REGULATION...........................................42
                   BUSINESS OUTLOOK STATEMENTS...............................44

              SIGNATURES.....................................................47

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

We are a growth oriented, diversified energy holding company operating principally in the United States. Our regulated and unregulated businesses have expanded significantly in recent years. Our independent energy group produces and markets power and fuel. We produce and sell electricity in a number of markets, with a strong emphasis on the western United States. We also produce coal, natural gas and crude oil primarily in the Rocky Mountain region and market fuel products nationwide. We also own Black Hills Power, Inc., an electric utility serving approximately 58,600 customers in South Dakota, Wyoming and Montana. Our communications group offers state-of-the-art broadband communication services to residential and business customers in Rapid City and the northern Black Hills region of South Dakota. Our predecessor company was incorporated and began providing electric utility service in 1941 and began selling and marketing various forms of energy on an unregulated basis in 1956.

As the following table illustrates, we have experienced significant growth over the last five years, primarily as a result of the expansion of our independent energy business and increases in wholesale electric sales.

----------------------------------------------------------------------------------------------------------------------
                                              2000             1999         1998            1997           1996
----------------------------------------------------------------------------------------------------------------------
Net income (in thousands):
     Electric utility                      $ 37,105      $ 27,286        $ 24,825        $ 22,106        $ 18,333
     Independent energy                      28,946        11,882          10,068          10,471          12,132
     Communications and other               (13,203)       (2,101)           (280)           (218)           (213)
     Oil and gas write-down                      --            --          (8,805)             --              --
                                           --------      --------        --------        --------        --------
                                           $ 52,848      $ 37,067        $ 25,808        $ 32,359        $ 30,252
                                           ========      ========        ========        ========        ========

Earnings per share                            $2.37         $1.73          $1.60(2)         $1.49           $1.40

Assets (in thousands)                    $1,320,320      $668,492        $559,417        $508,741        $467,354
Capital expenditures (in thousands)        $177,189(1)   $154,609         $27,225         $28,319         $24,388

Electric sales (megawatthours):
     Regulated utility
        Firm electric sales               1,973,066     1,920,005       1,923,331       1,932,347       1,710,571
        Wholesale off-system                684,378       445,712         371,104         279,612         249,100
                                        -----------    ----------      ----------      ----------      ----------
           Total utility                  2,657,444     2,365,717       2,294,435       2,211,959       1,959,671
     Non-regulated sales                    236,279            -               -               -               -
                                        -----------    ----------      ----------      ----------      ----------
           Total electric sales           2,893,723     2,365,717       2,294,435       2,211,959       1,959,671
                                        ===========    ==========      ==========      ==========      ==========
Average daily marketing volumes:
     Natural gas (MMbtus)                   860,800       635,500         524,800         231,000          28,200(3)
     Crude oil (barrels)                     44,300        19,270          19,000          12,600(3)            -
     Coal (tons)                              4,400         4,500           4,400(3)            -               -

Generating capacity (megawatts)
     Utility (owned generation)                 393           353             353             353             353
     Utility (purchased capacity)                70            75              75              75              75
     Independent power                          250            --              --              --              --
                                        -----------   -----------     -----------     -----------      ----------
           Total generating capacity            713           428             428             428             428
                                        ===========   ===========     ===========     ===========      ==========

Oil and gas reserves (MMcfe)                 44,882        44,114          30,160          24,022          17,330
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

o Black Hills Corporation became a wholly-owned subsidiary of Black Hills Holding Corporation;

o Black Hills Corporation changed its name to "Black Hills Power, Inc." and the holding company changed its name to "Black Hills Corporation"; and

o the debt securities and other financial obligations of Black Hills Power, Inc. continue to be the obligations of Black Hills Power, Inc.

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

Strategy

Our strategy is to build long-term shareholder value by deploying our development, operating and marketing expertise in the energy industry. We plan to operate a mix of unregulated independent energy and regulated utility businesses, with emphasis on the independent power generation and fuel production segments. We expect our independent energy businesses to operate nationwide, with an integrated regional emphasis on the western half of the United States. Our utility and communications businesses intend to continue focusing their retail operations primarily on the northern Black Hills region of South Dakota, with wholesale power sales concentrated primarily in the Rocky Mountain and West Coast regions.

Our strategy includes the following key elements:

o grow our independent power unit by developing and acquiring power projects primarily in the western United States;

o expand the generating capacity of our existing sites through a strategy known as "brownfield development;"

o    sell a large  percentage  of the  production  from  our  independent  power
     projects  through  long-term   contracts  in  order  to  secure  attractive
     investment returns;

o increase our reserves of natural gas and crude oil and expand our coal production;

o exploit our fuel cost advantages and our operating and marketing expertise to remain a low-cost power producer;

o exploit our knowledge and market expertise while managing the risks inherent in fuel marketing;

o    build and maintain strong  relationships  with wholesale energy  customers;
     and

o capitalize on our utility's established market presence, relationships and customer loyalty.

Grow our Independent Power Unit by Developing and Acquiring Power Projects Primarily in the Western United States. Our aim is to continue the development of power plants in regional markets based on prevailing supply and demand fundamentals in a manner that complements our existing fuel assets and fuel and energy marketing capabilities. This approach aims to capitalize on market growth while managing our fuel procurement needs. Over the next few years, we intend to grow through a combination of disciplined acquisitions and development of new power generation facilities primarily in the Rocky Mountain region where we believe we have the detailed knowledge of market fundamentals and competitive advantage to achieve attractive returns. We believe the following trends will provide us with growth opportunities in the future:

o Demand for electricity in the Rocky Mountain and West Coast regions will continue to grow and new generation capacity will be required over the next several years.

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

o    a less costly and time consuming permitting process; and

o potential ability to share infrastructure with existing facilities at the same site.

We are currently expanding our capacity with brownfield development underway at our Arapahoe, Valmont and Wygen sites, and believe that our Fountain Valley and Wygen sites in particular provide further opportunities for a significant expansion of our gas- and coal-fired generating capacity over the next several years.

Sell a Large Percentage of the Production From Our Independent Power Projects Through Long-Term Contracts in Order to Secure Attractive Investment Returns. Recent extreme price volatility in the short-term power markets are resulting in greater demand among our wholesale customers for mid- and long-term power purchase agreements. By selling the majority of our energy and capacity under mid- and long-term contracts, we believe that we can satisfy the requirements of our customers while earning more stable revenues and greater returns over the long term than we could by selling our energy into the more volatile spot markets. In recent months, for example, we have entered into long-term tolling agreements covering nearly all of the gas-fired energy and capacity our independent power unit is adding through brownfield expansion of the Arapahoe and Valmont sites and from the Fountain Valley project. See "--Independent Energy -- Independent Power Plants."

Increase Our Reserves of Natural Gas and Expand Our Coal Production. We aim to support the fuel requirements of our growing portfolio of power plants as well as power plants owned by others by emphasizing natural gas and coal production. Our strategy is to expand our natural gas reserves through a combination of acquisitions and drilling programs and expand our coal production through the construction of mine-mouth coal-fired generation plants at our Wyodak mine location. Our objective is to maintain coal reserves to serve our mine-mouth coal-fired generation plants directly, and to maintain sufficient natural gas production either to directly serve or indirectly hedge the fuel cost exposure of our gas-fired generation plants. Specifically, we plan to:

o substantially increase our natural gas reserves and minimize exploration risk by focusing on lower-risk exploration and development drilling as well as acquisitions of proven producing properties;

o exploit our belief that the long-term demand for natural gas will remain strong by emphasizing natural gas, rather than oil, in our acquisition and drilling activities;

o add natural gas reserves and increase production by focusing on various shallow gas plays in the Rocky Mountain region, where the added production can be integrated with our fuel marketing and/or power generation activities;

o increase coal production and sales from our Wyodak mine by continuing to develop additional mine-mouth generating facilities at the site, including the Wygen I plant, which is scheduled for completion in spring 2003; and

o pursue future sales of coal from the Wyodak mine to rail-served customers by reducing the moisture content of our coal so that we can ship it greater distances.

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

Exploit Our Knowledge and Market Expertise While Managing the Risks Inherent in Fuel Marketing. We aim to apply our knowledge of and expertise in the natural gas transmission system and trading markets in the western and northwestern regions of the United States and western Canada in order to exploit market inefficiencies and maximize our profits in our fuel marketing businesses. Our fuel marketing operations require effective management of price, counterparty and operational risks. To mitigate these risks, we have implemented risk management policies and procedures for each of our marketing companies that prohibit speculative strategies and establish price risk exposure levels, counterparty credit limits and committees to monitor compliance with our policies. We also limit exposure to energy marketing risks by maintaining separate credit facilities for each of our marketing companies and by avoiding the issuance of parent company performance guarantees to counterparties of our marketing companies.

Build and Maintain Strong Relationships with Wholesale Energy Customers. We strive to build strong relationships with utilities, municipalities and other wholesale customers, who we believe will continue to be the primary providers of electricity to retail customers in a deregulated environment. We further believe that these entities will need products, such as capacity, in order to serve their customers reliably. By providing these products under long-term contracts, we are able to meet our customers' energy needs. Through this approach, we also believe we can earn more stable revenues and greater returns over the long term than we could by selling energy into the more volatile spot markets.

We have been successful in entering into a variety of wholesale contracts based on the specific needs of our customers. For example, in 1999, Public Service Company of Colorado approached us to take over ownership and construction of the 120 megawatt Arapahoe and Valmont facilities in Colorado. Public Service Company of Colorado was subject to regulatory constraints that restricted its ability to own the facilities and needed the plants completed in an efficient and timely manner to meet the rapid growth in demand. We completed construction of the facilities on schedule, and signed tolling agreements with Public Service Company of Colorado for the capacity and energy generated by the original facilities. We subsequently signed agreements to expand the projects by 90 megawatts. In addition, we recently acquired 240 megawatts at the Fountain Valley site in Colorado which we expect to be in service in 2001. We have signed tolling agreements with Public Service Company of Colorado for the expanded facilities and the Fountain Valley site.

Capitalize On Our  Utility's  Established  Market  Presence,  Relationships  and
Customer Loyalty. As a result of its firmly established market presence, our electric utility has built solid brand recognition and customer loyalty in the Black Hills region. By ensuring a reliable supply of power to retail customers in our South Dakota and Wyoming service territory at rates below the national average, we have developed a strong, supportive relationship with our utility regulators. Our utility provides a solid foundation of support for the expansion of our independent energy and communications businesses. In addition, industry, technical and market expertise from our utility supports the growth of our independent energy businesses, and our strong brand recognition assists us in achieving rapid customer acceptance of our bundled communications services in our Black Hills service territory.

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

Independent Power Production. Our independent power production business acquires, develops and expands unregulated power plants. We hold varying interests in operating independent power plants in California, New York, Massachusetts and Colorado with a total net ownership of 210 megawatts, as well as minority interests in several power-related funds with a net ownership interest of 40 megawatts.

Project Development Program. In February 2001, we signed a definitive agreement with Enron Corporation to purchase 100 percent of an independent power project under construction near Colorado Springs, Colorado and known as the "Fountain Valley" project. We expect to close this transaction on or about March 31, 2001. This site will initially house 240 megawatts of gas-fired peaking facilities. The energy and capacity generated by the Fountain Valley project will be sold to Public Service Company of Colorado under a tolling contract expiring in July 2012 pursuant to which we assume no fuel cost risk. We expect the plant to be completed in phases beginning in June 2001 and ending in July 2001 with the total cost expected to approximate $175 million. In addition to the current project, we believe that the Fountain Valley site provides us with attractive expansion and integration opportunities and is well-situated to serve other markets in the Rocky Mountain and southwest regions.

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

We also have an active acquisition and development program through which we are pursuing a number of additional generation projects in various stages of development, including the following:

o the Lange project, a 40 megawatt gas-fired turbine to be located either at the same site as our Wygen I and Black Hills Generation CT plants near Gillette, Wyoming, or adjacent to our transmission system in Rapid City, South Dakota, and which we expect to compete in early 2002;

o a coal-fired mine-mouth power plant with generating capacity of up to 500 megawatts, to be located at our Wyodak site near Gillette, Wyoming, which we expect to complete in 2005;

o three separate projects in early stage development with a total of 1,100 megawatts of generation to be located at sites we currently own in whole or in part; and

o four additional early stage development projects with a total of 1,340 megawatts of generation at new sites which we do not currently control.

No assurance can be given that we will be successful in completing any or all of the projects currently under consideration.

How We Manage Our Portfolio. We strive to maintain diversification and balance in our portfolio of regulated and unregulated power plants. Our portfolio (including plants currently operating and those under construction) is diversified in terms of fuel mix and geographic location, with 81 percent of net unregulated capacity being gas-fired, 13 percent coal-fired, and the remainder hydroelectric. Our independent power plants are located in California, Wyoming, South Dakota, Colorado, New York and Massachusetts. In contrast, our electric utility capacity is approximately 53 percent coal-fired, 33 percent oil or gas-fired, and 14 percent under purchased power contracts, with plants located in South Dakota and Wyoming.

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

How We Develop and Acquire Power Plants. We plan to actively pursue power plant acquisitions and development opportunities in areas we view as attractive throughout North America. Our current focus has been, and is likely to remain, in the North American Reliability Council region known as the Western Systems Coordinating Council, or "WSCC." Among those factors we consider critical in evaluating the relative attractiveness of new generation opportunities are the following:

o    electric demand growth potential in the targeted region;

o    requirements for permitting and siting;

o    proximity of the proposed site to high transmission capacity corridors;

o    fuel supply reliability and pricing;

o    the local regulatory environment; and

o the potential to exploit market expertise and operating efficiencies relating to geographic concentration of new generation with our existing power plant portfolio.

We intend to target both acquisition and development opportunities which provide a minimum expected return on equity of 12 to 13 percent. We plan to concentrate on development projects over acquisitions because we believe that development projects generally offer us opportunities for higher rates of return.

Our goal is to sell approximately 80 percent of the independent power generation portfolio under long-term contracts, while leaving the remainder available for merchant, or "spot" sales. We aim to secure long-term power sales contracts in conjunction with non-recourse plant financing. This enables us to design a debt repayment schedule to closely match the term of the power sales contracts so that at the end of the contract term, the debt has typically been repaid.

Independent Power Plants

General. Power facilities are often classified by cost of production. Facilities that have the lowest costs of production relative to other power plants in the region are usually the facilities that are first used to provide energy. These plants are known as "baseload" facilities and typically operate more than 60 percent of the time they are available. Our hydroelectric assets in New York and the Wygen I coal-fired facility under construction in Wyoming are examples of low-cost, baseload plants.

As demand for electricity rises during the year or even during the course of a day, power plants that have higher costs of production are dispatched to supply additional energy. Facilities that regularly provide additional energy during a day and that are typically used between 10 percent and 60 percent of the time are known as "intermediate" facilities.

Power plants with the highest costs of production are called upon only in times of exceptionally high demand and are known as "peaking units." Peaking units are generally dispatched less than 10 percent of the time they are available.

Rocky Mountain and West Coast Facilities. We own approximately 151 megawatts of generating capacity in the WSCC states of California and Colorado, and are in the process of constructing or acquiring another 470 megawatts in the region. All of these facilities in operation are gas-fired, with all but our Harbor Cogeneration facility in California operating under long-term power purchase or tolling agreements. The Harbor Cogeneration facility currently operates as a merchant peaking plant selling ancillary services and energy into the California market.

WSCC Facilities

                                                        Total
                                                     -----------                   Net
                                                      Capacity                  Capacity    Start
Power Plant                   Fuel Type     State      (MWs)       Interest       (MWs)     Date
-----------                   ---------     -----    -----------   --------     --------    -----
In Operation:
   Arapahoe Unit 5               Gas          CO         40.0        100%           40.0     2000
   Arapahoe Unit 6               Gas          CO         40.0        100%           40.0     2000
   Valmont Unit 7                Gas          CO         40.0        100%           40.0     2000
   Ontario                       Gas          CA         12.0         50%            6.0     1984
   Harbor                        Gas          CA         80.0       31.8%           25.4     1989
    Total in Operation                                  212.0                      151.4
Under Construction:
   Fountain Valley               Gas          CO        240.0        100%          240.0     2001
   Arapahoe CC5                  Gas          CO         50.0        100%           50.0     2002
   Valmont Unit 8                Gas          CO         40.0        100%           40.0     2001
   Wygen I                       Coal         WY         90.0        100%           90.0     2003
   BHG Gillette CT               Gas          WY         40.0        100%           40.0     2001
   Harbor Expansion              Gas          CA         30.0       31.8%            9.5     2001
                                                       ------                    -------
     Total in Construction                              490.0                      469.5
    Total WSCC                                          702.0                      620.9
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

Under Construction: We expect to increase our capacity by 40 megawatts at the Valmont project by June 2001 and by 50 megawatts at the Arapahoe plant by May 2002.

The first phase of our 240 megawatt gas-fired Fountain Valley facility is scheduled for completion in June 2001, with final completion scheduled for July 2001. The Fountain Valley site, located in Colorado has ample capacity for subsequent expansion if market conditions prove to be attractive.

Wygen I Facility

The Wygen I facility is a leased mine-month coal-fired plant with a total capacity of 90 megawatts, which is expected to be completed by spring 2003. The Wygen I plant will be substantially identical in design to our electric utility's Neil Simpson II facility, completed in 1995. The two plants will both run on pulverized low-sulfur coal fed by conveyor from our adjacent Wyodak mine. The plant will burn approximately 500,000 tons of coal per year, and will use the latest available environmental control technology. We intend to sell the majority of the power from the facility under long-term unit contingent capacity and energy sales contracts, under which delivery is not required during plant outages. We have entered into a contract to sell 60 megawatts of unit contingent capacity from this plant to Cheyenne Light, Fuel and Power Company with a term of 10 years from the date the plant becomes operational. We have also signed a contract to sell an additional 20 megawatts of unit contingent capacity and energy to the Municipal Electric Agency of Nebraska for a term of 10 years.

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

Ontario Cogeneration Facility

Ontario Cogeneration Company is a 12 megawatt, gas-fired power plant in Ontario, California, which is currently being operated as a baseload plant. Electrical output from the plant is subject to a 25-year power purchase agreement with Southern California Edison which expires in January 2010. The project also sells all of its steam production to Sunkist Growers, Inc. under a five-year agreement which terminates in November 2002. For a description of certain issues relating to our operation of this plant, see "--Regulation--Environmental Regulation--Clean Air Act."

Harbor Cogeneration Facility

In Operation: Harbor Cogeneration, a gas-fired plant located in Wilmington, California, is currently being operated as a merchant peaking plant selling ancillary services and energy into the California Independent System Operator, or "CAISO," market. It formerly operated under a 30-year power purchase agreement with Edison Mission Energy. This contract was terminated in February 1999 under a settlement agreement with Southern California Edison. Under the buyout agreement, Harbor Cogeneration will receive payments pursuant to a termination payment schedule for an amount equal to the total payment under the original contract due for the 11-year period beginning April 1, 1997 and ending on October 1, 2008. The facility currently has no long-term debt outstanding.

Under Construction/Expansion: We are currently expanding the Harbor Cogeneration plant by an additional 30 megawatts (10 megawatt net ownership interest), with a targeted completion date of May 2001. The plant has sold the peaking capacity from its expansion to the CAISO for the peak summer periods of 2001 through 2003 under an agreement that provides for payments to us of $1 million per year for each of 2001, 2002 and 2003. We plan to sell the remaining capacity and all of the energy from this plant in the California market on a merchant basis.

Lange Project

In March 2001, we placed an order for a 40 megawatt gas-fired combustion turbine which will be located either adjacent to the Wygen I and our Black Hills Generation Gillette CT plants near Gillette, Wyoming, or at a new site adjacent to our transmission system in Rapid City, South Dakota, where we have received all necessary permits for the construction of two 40 megawatt combustion turbine facilities. We expect the first 40 megawatt turbine unit to be operational in early 2002.

Northeast Facilities. We currently own approximately 58 net megawatts of generation capacity in eight plants in the Northeast region, all of which are located in New York and Massachusetts. Sixty-seven percent of this generation is "run-of-river" hydroelectric, with the remainder being gas-fired peaking capacity.

                                                            Total                      Net
                                     Fuel                 Capacity                  Capacity     Start
         Power Plant                 Type      State        (MWs)       Interest      (MWs)      Date
                                     -----     -----      --------      --------    --------     -----
  Northeast
     New York State Dam              Hydro      NY           11.4         100%        11.4       1990
     Middle Falls                    Hydro      NY            2.3          50%         1.2       1989
     Sissonville                     Hydro      NY            3.0         100%         3.0       1990
     Warrensburg                     Hydro      NY            2.9         100%         2.9       1988
     Hudson Falls                    Hydro      NY           41.9        30.2%        12.7       1995
     South Glens Falls               Hydro      NY           13.9        30.2%         4.2       1994
     Fourth Branch                   Hydro      NY            3.4         100%         3.4       1988
     Pepperell                       Gas        MA           40.0        48.7%        19.5       1990
                                                           ------                     -----
            Total (Northeast)                               118.8                     58.3

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

We acquired approximately 10 percent of the Hudson Falls and the South Glens Falls plants as part of the Indeck Capital acquisition and an additional 20 percent of these plants in December 2000. These projects run at a high capacity factor because the Hudson River is regulated for power generation and flood control.

The seven projects were initially covered by long-term power purchase contracts with Niagara Mohawk for all or most of their output. Currently, three projects have been restructured to allow the power purchase contracts to be bought out and for us eventually to sell power into the New York Independent System Operator (NY-ISO). The New York State Dam, Sissonville, Fourth Branch and Warrensburg facilities are currently subject to short-term transition power sales agreements expiring in 2002 and 2003, at which point these plants will sell directly into the market on a merchant basis. The remaining three New York plants, Hudson Falls, South Glens Falls and Middle Falls, continue to operate under long-term power purchase agreements with Niagara Mohawk.

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

Power Funds. In addition to our ownership of the power plants described above, we hold various indirect interests in power plants through our investment in energy and energy-related funds, both domestic and international, as described below:

                                                Left to
                                     Total         be        Number         Total                          Net
                                     Amount      Funded        of         Capacity                      Capacity
            Fund Name                ($MM)       ($MM)       Plants         (MWs)       Interest          (MWs)
            ---------                ------     -------      ------       --------      --------        --------
   Energy Investors Fund I            $159.5       $0          7          136.0           12.6%          17.1
   Energy Investors Fund II           $115.0       $0          6          130.0            6.9%           9.0
   Project Finance Fund III           $101.0       $0          7          239.0            5.3%          12.7
   Caribbean Basin                     $75.0      $60          1           34.0            3.7%           1.3
                                                                          -----                          ----
       Total Fund Interests                                               539.0                          40.1

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

These project financing structures are designed to prevent the lenders from relying on us or our other projects for repayment; that is, they are "non-recourse" to us and our affiliates not involved in the project, unless we or another affiliate expressly agree to undertake liability. In the event of a foreclosure after a default, our project affiliate owning the facility would only retain an interest in the assets, if any, remaining after all debts and obligations were paid. In addition, the debt of each operating project may reduce the liquidity of our equity interest in that project because the interest is typically subject both to a pledge securing the project's debt and to transfer restrictions set forth in the relevant financing agreements. Also, our ability to transfer or sell our interest in certain projects or the project's power is restricted by certain purchase options or rights of first refusal in favor of our partners and certain change of control restrictions in the project financing documents.

Fuel Production

Coal

Our coal production segment mines and processes low-sulfur sub-bituminous coal near Gillette, Wyoming. The Wyodak mine, which we acquired in 1956 from Homestake Gold Mining Company, is located on top of the Powder River Basin, one of the largest coal reserves in the United States. We believe the Wyodak mine is the oldest operating surface coal mine in the nation, with an annual production of approximately three million tons. Mining rights to the coal are based on four federal leases and one state lease. We pay royalties of 12.5 percent and 9.0 percent, respectively, of the selling price on all federal and state coal. As of December 31, 2000, we had coal reserves of 275 million tons, enough to satisfy present contracts for over 90 years. Substantially all of our coal production is sold under long-term contracts to Black Hills Power, Inc., our electric utility, and to PacifiCorp.

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

The price for unprocessed coal sold to PacifiCorp for its 80 percent interest in the Wyodak Plant is determined by a coal supply agreement terminating in 2013. For a description of litigation with PacifiCorp relating to this agreement, see "ITEM 3. LEGAL PROCEEDINGS - PacifiCorp Litigation."

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

Over the next several years, we expect to increase coal production to supply:

o the Wygen I 90 megawatt mine-mouth power plant, which is scheduled for completion in 2003; and

o additional mine mouth generating capacity of up to 500 megawatts at the same site as the Wygen I plant, which is in the early stages of development.

In addition, if our K-Fuel plant is re-started, we expect to increase production from the Wyodak mine and market any low-moisture, high-heat content coal we produce to an expanded customer base.

Natural Gas and Crude Oil

Our oil and gas exploration and production segment operates approximately 298 oil and gas wells, all of which are located in Wyoming. The majority of these wells are in the Finn-Shurley Field area, located in Weston and Niobrara Counties in Wyoming. We also own a working interest in, but do not operate, an additional 341 wells located in California, Montana, North Dakota, Texas, Wyoming, Oklahoma and offshore in the Gulf of Mexico. In addition, we have accumulated significant acreage in the Rocky Mountain region, which we plan to utilize for oil and gas exploration.

We plan to substantially increase our natural gas reserves and minimize exploration risk by focusing on lower-risk exploration and development drilling and acquisitions of proven producing properties. A key component of this strategy is the pursuit of shallow gas opportunities in the Rocky Mountain region. We also expect to modestly increase our California and offshore production in the future, but do not plan to serve as the operator for those production activities.

As of December 31, 2000, we had proved reserves of 4.4 million barrels of oil and 18.4 billion cubic feet of natural gas, with approximately 62 percent of current production consisting of natural gas. In 2000, our oil and gas production increased 12 percent over 1999 levels, with record drilling results and year-end reserves.

In March 2001, we signed a definitive agreement to purchase certain operating and non-operating interests in 74 oil and gas wells located primarily in Colorado and Wyoming. We expect this transaction to close in April 2001. These properties have proved reserves of approximately 8.7 billion cubic feet of natural gas and approximately 200,000 barrels of oil, representing an increase in our existing proved reserves of over 20 percent.

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

The following table briefly summarizes the location of our fuel marketing operations and sales offices:

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

Gas Marketing

Our natural gas marketing operations are headquartered in Golden, Colorado, with satellite offices in Calgary, Canada and Chicago, Illinois. Our gas marketing operations focus primarily on wholesale marketing and producer marketing services. Producer services include providing for direct purchases of wellhead gas and for risk transfer and hedging products. Our gas marketing efforts are concentrated in the Rocky Mountain and West Coast regions and in Western Canada, which are areas in which we believe we have a competitive advantage due to our knowledge of local markets. We contractually hold natural gas storage capacity and both long and short-term transportation capacity on several major pipelines in the western United States and Canada. We utilize this capacity to move relatively low cost natural gas from the producer regions to more expensive end-use market areas.

Oil Marketing and Transportation

Our crude oil marketing and transportation operations are concentrated primarily in Texas, Oklahoma, Louisiana and Arkansas. In July 1999, we acquired a 33 percent ownership interest in a 200-mile pipeline, with a capacity of 67,000 barrels of oil per day, that transports imported crude oil from Beaumont, Texas to refining and trading markets in northern regions.

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

Distribution and Transmission. Our electric utility distribution and transmission businesses serve approximately 58,600 electric customers, with an electric transmission system of 447 miles of high voltage lines and 541 miles of lower voltage lines. Our utility's service territory covers a 9,300 square mile area of western South Dakota, eastern Wyoming and southeastern Montana with a strong and stable economic base. Over 90 percent of our utility's retail electric revenues are generated in South Dakota.

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

o Twenty-nine percent of our electric revenues for the year ended December 31, 2000 consisted of off-system sales compared to 8 percent in 1999 and 5 percent in 1998. Further increases in the volume of off-system sales are expected in the future due to demand growth in the Rocky Mountain region and the June 2000 addition of 40 megawatts of gas-fired generating capacity.

o Our system has the capability of connecting to either the midwestern or western transmission systems, which provides us with access between the WSCC region and the Mid-Continent Area Power Pool, or "MAPP" region. This allows us the opportunity to improve system reliability and take advantage of power price differentials between the two electric grids. We are able to transmit up to 80 megawatts of our generation into the MAPP. Alternatively, we can receive up to 20 megawatts of power from MAPP into our WSCC-based system. We expect to increase this capability to 50 megawatts in 2001 through an upgrade of our facilities at a cost of less than $1 million.

o We have firm transmission access to deliver up to 65 megawatts of power on PacifiCorp's system to wholesale customers in the western region.

On October 15, 2000, we indicated to FERC our intent to participate in a regional transmission organization, or RTO. Our transmission system is a part of the western transmission grid governed by the Western Systems Coordinating Council, and it interconnects with transmission systems operated by the Western Area Power Administration, or WAPA, and by PacifiCorp. WAPA is evaluating participation in the Desert Star RTO which will involve transmission systems in Colorado and the southwest region, while PacifiCorp is evaluating participation in the RTO West which will involve transmission systems in Wyoming and the northwest region. Neither Desert Star RTO nor RTO West has been formally organized at this time, but we expect that Desert Star RTO and RTO West will be making their final FERC filings late this year or in early 2002. If FERC approves these two RTOs, the organizations anticipate being fully operational in late 2002. We will continue to monitor the development of these two RTOs and decide in the future which RTO best fits our transmission system and operations.

Power Purchase Agreements. We sell approximately 40 percent of our utility's current load under long-term contracts. Our key contracts include a 10-year contract expiring in 2007 with Montana-Dakota Utilities Company for the sale of up to 55 megawatts of energy and capacity to service the Sheridan, Wyoming electric service territory, and a contract with the City of Gillette, Wyoming, expiring in 2012, to provide the city's first 23 megawatts of capacity and energy. Both contracts are integrated into our control system and are treated as firm native load. In addition, we recently entered into an agreement with the Municipal Electric Agency of Nebraska for the sale of 30 megawatts of unit contingent energy and capacity for a period through the completion of construction of the Wygen I independent power facility, which is expected in spring 2003. For the 10-year period beginning with the completion of the Wygen I facility, our utility and our independent power unit will each provide 20 megawatts of unit contingent energy and capacity to the Municipal Electric Agency of Nebraska.

Our utility's electric load is served by coal-, oil- and natural gas-fired generating units providing 393 megawatts of generation capacity and from the following purchased power and capacity contracts with PacifiCorp:

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

The following table describes our utility's portfolio of power plants:


                                                       Total                      Net
                              Fuel                    Capacity                  Capacity
Power Plant                   Type      State          (MWs)      Interest       (MWs)        Start Date
-----------                   ----      -----         --------    --------      --------      ----------
Ben French                    Coal        SD            25.0         100%          25.0         1960
Ben French Diesels 1-5        Diesel      SD            10.0         100%          10.0         1965
Ben French CTs 1-4            Gas/Oil     SD           100.0         100%         100.0       1977-1979
Neil Simpson I                Coal        WY            21.8         100%          21.8         1969
Neil Simpson II               Coal        WY            88.9         100%          88.9         1995
Osage                         Coal        WY            34.5         100%          34.5         1948
Wyodak                        Coal        WY           362.0          20%          72.4         1978
Neil Simpson CT               Gas         WY            40.0         100%          40.0         2000
                                                       -----                      -----
   Total                                               682.2                      392.6
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

Wyodak

Wyodak is a 362 megawatt mine mouth coal-fired plant owned jointly by PacifiCorp and us and in which we hold a 20 percent (72.4 net megawatt) ownership interest. Our Wyodak mine furnishes all the coal fuel supply for the Wyodak plant. The plant was put into service in 1978, and is currently being operated as a baseload plant.

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

We introduced our broadband communications services to the Rapid City and northern Black Hills areas in November 1999. As of December 31, 2000, we had attracted 8,368 residential customers and 646 business customers. Our goal is to double the number of our customers, and to attain 50 percent residential market penetration within our service territory while serving 35 percent of all broadband business customers in that territory.

The construction of our communications network is approximately 75 percent complete and we expect to substantially complete construction in 2001. We estimate that completing our network will require approximately $25 million of capital expenditures in 2001.

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

In addition, Congress has considered various pieces of legislation to restructure the electric industry that would require, among other things, customer choice and/or repeal of the Public Utility Holding Company Act of 1935, or PUHCA. The debate is likely to continue and perhaps intensify. The effect of enacting such legislation cannot be predicted with any degree of certainty. Industry deregulation may encourage the disaggregation of vertically integrated utilities into separate generation, transmission and distribution businesses. As a result of these potential regulatory changes, significant additional competitors could become active in the generation segment of our industry.

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

Our risk management policies and procedures specify maximum price risk exposure levels within which each respective marketing company must operate. These policies and procedures establish relatively low exposure levels and prohibit speculative trading strategies.

As part of our enterprise-wide risk management strategy, we limit our exposure to energy marketing risks by maintaining separate credit facilities within each of our fuel marketing companies. These credit facilities have security interests solely against the assets of the respective marketing company, with the exception of a $1 million guarantee by our coal mining subsidiary on our coal marketing unit's credit facility. We do not currently issue parent company performance guarantees to counterparties of our marketing companies.

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

California Markets

In 1996, California enacted legislation restructuring the state's investor-owned utilities. The legislation instituted a freeze on retail rates that investor-owned utilities could charge their customers for the duration of a transition period established by the legislation. The legislation did not make any provision for a California utility to recover costs of purchased electricity that exceeded the rates that could be charged under the rate freeze. Due to inadequate supplies of power and an unanticipated surge in demand, the California market has experienced rapid increases in electric power and natural gas prices. As a result, the state's two largest investor-owned utilities, Pacific Gas & Electric Company (PG&E) and Southern California Edison (SCE), have incurred costs of procuring power significantly in excess of their ability to recover those costs through authorized retail rates and have indicated that, unless the rate freeze is eliminated or other proposed relief is provided, they are, or shortly will become, insolvent.

We may experience losses related to the potential insolvency of the California utilities in the event that a utility defaults on its obligations:

o    under its agreements with us;

o to the CAISO, which administers the real-time markets for energy and ancillary services, resulting in non-payment to us under our capacity sales agreement with the CAISO; or

o to other energy companies, causing those energy companies to default on their obligations to us.

We have two agreements with SCE involving our California independent power plants.

o In 1999, we entered into a settlement agreement with SCE involving the Harbor Cogeneration plant located in Wilmington, California, in which we own a 31.8 percent interest. The settlement agreement provides for the termination of a 30-year power purchase agreement, in exchange for payments of approximately $4 million per year by SCE through October 2008 for our interest in the plant.

o The cogeneration plant located in Ontario, California is entitled to receive energy and capacity payments from SCE of approximately $1.7 million per year, under a long-term contract expiring in 2010.

As of March 1, 2001, SCE owed us past due payments of approximately $1.5 million, with delinquencies ranging from 15 to 75 days in duration. We have no other material contractual relationships with SCE and no material agreements with PG&E.

The Harbor Cogeneration plant has sold the peaking capacity from its expansion to the CAISO for the peak summer periods of 2001 through 2003 under an agreement that provides for payments to us of $1 million per year for each of 2001, 2002 and 2003. We have no other agreements with the CAISO and do not otherwise sell capacity and energy directly into the California market either through long-term contracts or on a merchant basis. All other merchant sales are made to power marketers who in turn sell into the California market. In addition, our fuel production and fuel marketing exposure to the California market is primarily indirect through sales to creditworthy counterparties, including neighboring utilities and gas and power marketing firms.

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

The Energy Policy Act. The passage of the Energy Policy Act in 1992 further encouraged independent power production by providing certain exemptions from regulation for exempt wholesale generators, or EWGs. All of our subsidiaries that would otherwise be treated as public utilities are currently treated as EWGs under the Energy Policy Act. An EWG is an entity that is exclusively engaged, directly or indirectly, in the business of owning or operating facilities that are exclusively engaged in generation and selling electric energy at wholesale. An EWG will not be regulated under PUHCA, but is subject to FERC and state public utility commission regulatory reviews, including rate approval. Since EWGs are only allowed to sell power at wholesale, their rates must receive initial approval from FERC rather than the states. All of our EWGs to date that have sought rate approval from FERC have been granted market-based rate authority, which allows FERC to waive certain accounting, record-keeping and reporting requirements imposed on public utilities with cost-based rates. However, FERC customarily reserves the right to suspend, upon complaint, market-based rate authority on a prospective basis if it is subsequently determined that we or any of our EWGs exercised market power. If FERC were to suspend market-based rate authority, it would most likely be necessary to file, and obtain FERC acceptance of, cost-based rate schedules for any of our EWGs. Also, the loss of market-based rate authority would subject the EWGs to the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

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

Clean Air Act. Our Neil Simpson II and Wyodak plants located in Gillette, Wyoming are subject to Title IV of the Clean Air Act, which requires certain fossil-fuel-fired combustion devices to hold sulfur dioxide "allowances" for each ton of sulfur dioxide emitted. We currently hold sufficient allowances credited to us as a result of sulfur removal equipment previously installed at the Wyodak plant to apply to the operation of the Neil Simpson II plant and our interest in the Wyodak plant through 2030 without requiring the purchase of any additional allowances. With respect to any future plants, we plan to comply with the need for holding the appropriate number of allowances by reducing sulfur dioxide emissions through the use of low sulfur fuels, installation of "back end" control technology and the purchase of allowances on the open market. We expect to integrate the costs of obtaining the required number of allowances needed for future projects into our overall financial analysis of such projects.

On July 14, 2000, the South Coast Air Quality Management District, known as SCAQMD, sent a letter to our affiliate, now called Black Hills Ontario, L.L.C., the operator of a 12 megawatt natural-gas fired cogeneration facility located in Ontario, California, stating that the SCAQMD had determined, as a result of a facility audit completed for the compliance year ended June 1, 1999, that the facility's nitrogen oxide, or NOx, emissions were 28,958 pounds over the facility's NOx allocation established by the SCAQMD's RECLAIM emissions trading program. As a result, the SCAQMD indicated that it would be reducing the facility's NOx allocation by the same number of allowances for the compliance year subsequent to a final determination on this issue. If a final determination is reached prior to June 30, 2001, the NOx allowances would be deducted from the facility's allocation for the compliance year ended June 30, 2002. Black Hills Ontario has provided documentation to the SCAQMD disputing this proposed reduction. In addition to this proposed reduction, which could affect the facility's compliance with RECLAIM requirements for the 2001-2002 compliance period, Black Hills Ontario also projects that its NOx emissions for the compliance year ended June 30, 2001 may be approximately 30,000 pounds over its current NOx allocation. There is currently significant volatility in the price and supply of RECLAIM NOx allowances; although the SCAQMD has proposed a revision to its regulations to stabilize the RECLAIM market, it is unclear whether these rules will mitigate Black Hills Ontario's potential exposure for its projected allowance shortfall. Accordingly, no assurance can be given at this time regarding whether RECLAIM NOx allowances will be available for purchase to allow Black Hills Ontario to comply with RECLAIM requirements for the year ended June 30, 2001, or, if allowances are available, as to the cost of those allowances. Black Hills Ontario may also be subject to administrative or civil penalties with respect to alleged violations of the SCAQMD's regulation for the compliance year ended June 30, 1999, although no notice of such penalties has been issued.

In July 1999, the United States Environmental Protection Agency (EPA) finalized rules designed to protect and improve visibility impairment resulting from air emissions. Among other things, the regulations required states to identify sources of emissions (including certain coal-fired generating units built between 1962 and 1977) by 2004 that would be subject to "Best Available Retrofit Technology," known as BART. These sources would be required to implement BART within five years after the EPA approved state plans adopted to combat visibility impairment. The submission of these plans is due between 2004 and 2008. In January 2001, the EPA proposed guidance to assist states in determining which sources should be subject to the BART requirement, but the proposed guidance has not been published pending a review by the newly appointed administrator of the EPA. If the proposed rules are adopted, management believes that the only existing plant which may be required to comply with Clean Air Act requirements is our Neil Simpson I plant and that any capital expenditures associated with bringing the plant into compliance would not have a material adverse effect on our financial condition or results of operations.

Title V of the Clean Air Act imposes federal requirements which dictate that all of our fossil fuel-fired generation facilities must obtain operating permits. All of our existing facilities subject to this requirement have submitted timely Title V permit applications and received permits.

On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's "new source review" requirements related to modifications of air emissions sources at electric generating stations located in the southern and midwestern regions of the United States. Several states have joined these lawsuits. In addition, the EPA has also issued administrative notices of violation alleging similar violations at additional power plants owned by some of the same utilities named as defendants in the Department of Justice lawsuit, and also issued an administrative order to the Tennessee Valley Authority for similar violations at some of its power plants. The EPA has also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities seeking to determine whether those utilities also engaged in activities that may have been in violation of the Clean Air Act's new source review requirements. To date, we are aware of three large utilities that have either settled with the United States or have reached agreements in principle to resolve these actions. In each case, the settling party has agreed (or agreed in principle) to incur over $1 billion in expenditures for the installation of additional pollution control, the retirement or repowering of coal-fired generating units, supplemental environmental projects and civil penalties. No such proceedings have been initiated or requests for information issued with respect to any of our facilities, but there can be no assurance that we will not be subject to similar proceedings in the future.

In December 2000, the EPA announced its intention to regulate mercury emissions from coal-fired and oil-fired electric power plants under Section 112 of the Clean Air Act. The EPA is committed to proposing a rule to regulate such emissions by no later than 2003. Because we do not know what the EPA may require with respect to this issue, we are not able to evaluate the impact of potential mercury regulations on the operation of our facilities. Since the adoption of the United Nations Framework on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a climate change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, between 2008 and 2012 to reduce its greenhouse gas emissions by 7 percent from 1990 levels. However, because of opposition to the treaty in the United States Senate, the Kyoto Protocol has not been submitted to the Senate for ratification. Although legislative developments on the state level related to controlling greenhouse gas emissions have occurred, we are not aware of any similar developments in the states in which we operate. If the United States ratifies the Kyoto Protocol or we otherwise become subject to limitations on emissions of carbon dioxide from our plants, these requirements could have a significant impact on our operations. In March 2001, the Bush administration announced that it would not seek to impose any limitations on carbon dioxide emissions.

Clean Water Act. Our existing facilities are also subject to a variety of state and federal regulations governing existing and potential water/wastewater discharges. Generally, such regulations are promulgated under authority of the Clean Water Act and govern overall water/wastewater discharges through National Pollutant Discharge Elimination System, or NPDES, permits. Under current provisions of the Clean Water Act, existing NPDES permits must be renewed every five years, at which time permit limits are extensively reviewed and can be modified to account for changes in regulations or program initiatives. In addition, the permits have re-opener clauses which allow the permitting authority (which may be the United States or an authorized state) to attempt to modify a permit to conform to changes in applicable laws and regulations. Some of our existing facilities have been operating under NPDES permits for many years and have gone through one or more NPDES permit renewal cycles. Two of these facilities are currently in the process of renewing their existing NPDES permits.

Solid Waste Disposal. We dispose of all solid wastes collected as a result of burning coal at our power plants in approved solid waste disposal sites. Each disposal site has been permitted by the state of its location in compliance with law. Ash and wastes from flue gas and sulfur removal from the Wyodak and Neil Simpson II plants are deposited in mined areas. These disposal areas are located below some shallow water aquifers in the mine. None of the solid wastes from the burning of coal is classified as hazardous material, but the wastes do contain minute traces of metals that would be perceived as polluting if such metals were leached into underground water. Recent investigations have concluded that the wastes are relatively insoluble and will not measurably affect the post-mining ground water quality. While management does not believe that any substances from our solid waste disposal activities will pollute underground water, they can give no assurances that pollution will not occur over time. In this event, we could experience material costs to mitigate any resulting damages. Agreements in place require PacifiCorp to be responsible for any such costs that would be related to the solid waste from its 80 percent interest in the Wyodak plant.

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

Mine Reclamation. Under federal and state laws and regulations, we are required to submit to the regulation by, and receive approval from, the Wyoming Department of Environmental Quality (DEQ) for a mining and reclamation plan which provides for orderly mining, reclamation and restoration of all of our Wyodak coal mine in conformity with state laws and regulations. We have an approved mining permit and are otherwise in compliance with other land quality permitting programs.

Based on extensive reclamation studies, we currently estimate the cost of reclamation for our mine at approximately $26 million and have currently accrued approximately $17.7 million on our balance sheet for these reclamation costs. No assurance can be given that additional requirements in the future may be imposed that would cause an unexpected material increase in reclamation costs. One situation that could result in substantial unexpected increases in costs relating to our reclamation permit concerns three depressions -- the "south" depression, the "Peerless" depression and the "North Pit" depression - that have or will result from our mining activities at the Wyodak mine. Because of the thick coal seam and relatively shallow overburden, the current restoration plan would leave these depressions, which have limited reclamation potential, with interior drainage only. Although the DEQ has accepted the current plan to limit reclamation of these depressions, it has reserved the right to review and evaluate future reclamation plans or to reevaluate the existing reclamation plan. If as a result of our mining activities, additional overburden becomes available, the DEQ may require us to conduct additional reclamation of the depressions, particularly if the DEQ finds that the current limited reclamation is resulting in exceedances in the DEQ's water quality standards.

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

PCBs. Under the federal Toxic Substances Control Act, the EPA has issued regulations that control the use and disposal of polychlorinated biphenyls, or PCBs. PCBs were widely used as insulating fluids in many electric utility transformers and capacitors manufactured before the Toxic Substances Control Act prohibited any further manufacture of PCB equipment. We remove and dispose of PCB-contaminated equipment in compliance with law as it is discovered.

Release of PCB-contaminated fluids, especially any involving a fire or a release into a waterway, could result in substantial cleanup costs. Several years ago, we began a testing program of potential PCB-contaminated transformers, and in 1997 completed testing of all transformers and capacitors which are not located in our electric substations. We have not completed the testing of sealed potential transformers and bushings located in our electric substations as the testing of this equipment requires their destruction. Release of PCB-contaminated fluid, if present, from our equipment is unlikely and the volume of fluid in such equipment is generally less than one gallon. Moreover, any release of this fluid would be confined to our substation site.

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

ITEM 3.  LEGAL PROCEEDINGS

PacifiCorp Litigation

In August 2000, we initiated an action in the United States District Court for the District of Wyoming against PacifiCorp relating to a coal supply agreement between PacifiCorp and us. We believe that PacifiCorp has failed to make complete payment to us for coal sold under the coal supply agreement and that PacifiCorp continues to underpay its monthly coal bill by approximately $100,000 per month. We believe that PacifiCorp's actions constitute a breach of the coal supply agreement and have asked for relief in the amount of $5.0 million, plus all underpayments since the commencement of our lawsuit.

PacifiCorp subsequently brought a counterclaim against us, alleging that we had not properly adjusted upward and downward the components which make up the coal price under the coal supply agreement, resulting in alleged overbilling to PacifiCorp of $35.0 million to $40.0 million over an undefined period. PacifiCorp further alleged that if past practices continue our adjustment methodology will result in additional overcharges of approximately $150.0 million through the balance of the term of the coal supply agreement, which expires in June 2013. In its counterclaim, PacifiCorp seeks to cancel and terminate the contract and to recover monetary damages as proven at trial.

Management believes that we have properly billed PacifiCorp under the terms of the coal supply agreement and that PacifiCorp's withholding of payment constitutes a breach of contract on their part. Although it is impossible to predict whether we will ultimately be successful with our claim or in defending PacifiCorp's claim or, if not successful, what the impact might be, management believes that the disposition of this matter will not have a material adverse effect on our consolidated results of operations or financial condition. In addition, management believes that the pending litigation has not affected and will not affect our other agreements with PacifiCorp.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a growth oriented, diversified energy holding company operating principally in the United States. Our regulated and unregulated businesses have expanded significantly in recent years. Our independent energy group produces and markets power and fuel. We produce and sell electricity in a number of markets, with a strong emphasis in the western United States. We also produce coal, natural gas and crude oil primarily in the Rocky Mountain region and market fuel products nationwide. We also own Black Hills Power, Inc., an electric utility serving approximately 58,600 customers in South Dakota, Wyoming and Montana. Our communications group offers state-of-the-art broadband communications services to residential and business customers in Rapid City and the northern Black Hills region of South Dakota.

                              Results of Operations

Consolidated Results

Consolidated net income for 2000 was $52.8 million, compared to $37.1 million in 1999 and $25.8 million in 1998 or $2.37 per average common share in 2000, compared to $1.73 and $1.19 per average common share in 1999 and 1998, respectively. This equates to a 19.0 percent, 17.1 percent and 12.5 percent return on year-end common equity in 2000, 1999 and 1998, respectively.

We reported record earnings in 2000, primarily due to strong natural gas marketing activity, increased fuel production, expanded power generation and increased wholesale off-system electric utility sales. Strong results in our independent energy business group in 2000 were partially offset by start-up losses in our communications business. Unusual energy market conditions stemming primarily from gas and electricity shortages in California contributed to our strong financial performance in 2000. There was a $0.40 contribution to 2000 earnings per share due to prevailing prices of gas and electricity and unusually wide gas trading margins that may not recur in the future.

Earnings in 1999 increased over 1998 due primarily to sales growth in our electric utility and improved results in our independent energy business group, partially offset by expected start-up losses in our communications business.

In 1998, we recorded an $8.8 million (after tax) charge to earnings related to a write-down of certain oil and natural gas properties. Absent this charge, our earnings per average common share for 1998 would have been $1.60, and our return on year-end common equity would have been 16.1 percent. The write-down was primarily due to historically low crude oil prices, lower natural gas prices and a decline in value of certain unevaluated properties.

Consolidated revenues were $1,623.8 million, $791.9 million and $679.3 million in 2000, 1999 and 1998, respectively, representing a 105 percent increase in 2000 and a 17 percent increase in 1999.

The growth in revenues in 2000 was a result of high energy commodity prices and increased volumes of fuel marketed, primarily as a result of extreme price volatility in the western markets, acquisitions and growth in the independent energy business group and increases in off-system sales by our electric utility. Prices of natural gas marketed increased from an average of $1.97-$2.15 per million British thermal units in 1998 and 1999 to $4.19 per million British thermal units in 2000. Daily volumes of natural gas marketed increased 35 percent from 635,500 million British thermal units per day in 1999 to 860,800 million British thermal units in 2000.

Revenue increases in 1999 resulted primarily from the acquisitions and growth in the fuel marketing segment of our independent energy business group and off-system sales by our electric utility.

Revenue and net income (loss) provided by each business group as a percentage of our total revenue and net income were as follows:

                                                                2000                1999                1998
                                                                ----                ----                ----
                  Revenue:
                     Independent energy                           89%                 83%                81%
                     Electric utility                             11                  17                 19
                     Communications                                -                   -                  -
                                                                 ---                 ---                ---
                                                                 100%                100%               100%
                                                                 ===                 ===                ===

                  Net Income (Loss):
                     Independent energy                           55%                 31%                  5%
                     Electric utility                             70                  74                  96
                     Communications                              (25)                 (5)                 (1)
                                                                 ---                 ---                 ---
                                                                 100%                100%                100%
                                                                 ===                 ===                 ===

Net income from the independent energy group is expected to exceed net income derived from our utility in 2001. We expect that earnings growth from the independent energy group over the next few years will be driven primarily by our continued expansion in the independent power production segment. We also believe that continued strength in commodity prices and energy markets will provide the opportunity for strong results in our fuel marketing and oil and gas production operations.

Our electric utility has continued to produce modest growth in revenue and earnings from the retail business over the past two years. We believe that this trend is stable and that, absent unplanned system outages, it will continue for the next several years due to the extension of our electric utility's rate freeze until January 1, 2005. (See Rate Regulation.) The share of the utility's future earnings generated from wholesale off-system sales will depend on many factors, including native load growth, plant availability and commodity prices in the western markets.

Although our communications business significantly increased residential and business customers in 2000, we expect it will sustain approximately $10 million in net losses in 2001, with annual losses decreasing thereafter and profitability expected in the next three to four years.

The following business group and segment information includes intercompany eliminations.

Independent Energy

                                                          2000                       1999                        1998
                                                          ----                       ----                        ----
                                                                                (in thousands)
       Revenue:
         Fuel marketing                                $1,353,795                   $614,228                   $506,043
         Coal production                                   30,530                     31,095                     31,413
         Oil and gas production                            19,183                     13,052                     12,562
         Independent power                                 39,331                          -                          -
                                                       ----------                   --------                   --------
            Total revenue                               1,442,839                    658,375                    550,018
       Expenses                                         1,381,991                    644,196                    536,048*
                                                       ----------                   --------                   --------
       Operating income                                $   60,848                   $ 14,179                   $ 13,970*
                                                       ==========                   ========                   ========
       Net income                                      $   28,946                   $ 11,882                   $ 10,068*
                                                       ==========                   ========                   ========
       EBITDA                                          $   65,184                   $ 25,016                   $ 22,530
                                                       ==========                   ========                   ========

---------------
* Excludes $13.5 million pre-tax, $8.8 million after tax, non-cash write-down relating to oil and gas properties due to historically low crude oil prices, lower natural gas prices and a decline in the value of unevaluated properties.

EBITDA represents earnings before interest, income taxes, depreciation and amortization and any non-recurring or non-cash items. EBITDA is used by management and some investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, or as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following is a summary of sales volumes of our coal, oil and natural gas production:

                                                          2000                       1999                        1998
                                                          ----                       ----                        ----
       Tons of coal sold                                3,050,000                    3,180,000                  3,280,000
       Barrels of oil sold                                334,000                      318,000                    344,000
       Mcf of natural gas sold                          3,274,000                    2,791,000                  2,056,000
       Mcf equivalent sales                             5,278,000                    4,698,000                  4,120,000

The following is a summary of average daily fuel marketing volumes:

                                                           2000                         1999                      1998
                                                           ----                         ----                      ----
       Natural gas - MMBtus                              860,800                       635,500                   524,800
       Crude oil - barrels                                44,300                        19,270                    19,000
       Coal - tons                                         4,400                         4,500                     4,400*

* Since the acquisition date

The independent energy business group's revenues increased 119 percent in 2000 and 20 percent in 1999. The revenue increase in 2000 was a direct result of gas and electricity shortages in the West Coast markets and the closing of the Indeck Capital acquisition. The revenue increase in 1999 was primarily the result of consolidating our three fuel marketing companies' operations from the time of their acquisitions. Additionally, revenues increased in both years as a result of increased volumes and increased fuel and power prices. Daily volumes of natural gas marketed increased 35 percent in 2000 and 21 percent in 1999. The July 2000 acquisition of Indeck Capital contributed to our strong earnings growth in 2000. In addition, in December 2000, we sold our ownership interest in a power fund management company which resulted in a $3.7 million pre-tax gain.

The independent energy business group's total operating expenses, EBITDA and operating income increased over 115 percent, 160 percent and 329 percent, respectively, in 2000 compared to 1999. Net income of this group increased 144 percent in 2000. These increases resulted primarily from our gas marketing operations, which experienced a dramatic increase in both trading volumes and margins, a significant increase in fuel production volumes, record fuel and power prices and expanded power generation. The independent energy business group's 1999 net income improved over 1998 (excluding the non-cash charge in 1998) primarily due to record gas production, improved oil prices, lower depletion expense and the sale of certain retail gas marketing operations in 1999, partially offset by a non-cash write-down of certain intangible assets relating to our wholesale gas marketing office in Houston.

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

A planned five-week overhaul of the Wyodak plant resulted in lower coal sales and earnings in 2000 compared to 1999 and 1998.

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

*Excludes the impact of a $13.5 million pre-tax, $8.8 million after tax, non-cash write-down relating to oil and gas properties due to historically low crude oil prices, lower natural gas prices and a decline in the value of unevaluated properties.

Record net income in 2000 was primarily a result of record natural gas prices, higher crude oil prices, and a significant increase in production volumes. Operating results for 1998 decreased primarily as a result of historically low crude oil prices, which not only reduced revenue but also increased depletion expense (lower oil and gas prices reduce the economically recoverable reserve amounts, causing an increase in depletion expense). We recognized approximately $3.7 million, $2.6 million and $4.9 million of depletion expense (excluding the write-down in 1998) related to gas and oil production in 2000, 1999 and 1998, respectively.

The following is a summary of our oil and gas reserves at December 31:

                                                          2000                   1999                  1998
                                                          ----                   ----                  ----
        Barrels of oil (in millions)                       4.41                   4.11                  2.37
        Bcf of natural gas                                18.4                   19.5                  16.0
        Total in Bcf equivalents                          44.88                  44.11                 30.16

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

Record volumes marketed and strong margins contributed to the increase in net income from fuel marketing in 2000 compared to 1999 and 1998. During 1999, the fuel marketing companies sold certain of their retail gas marketing operations, resulting in after-tax gains of approximately $1.8 million. In 1999, revenue and the related cost of sales increased primarily due to a full year of coal marketing operations (acquired in September 1998), increased product prices and increased oil volumes marketed. Operating income in 1999 was reduced by a non-cash write-down of certain intangible assets relating to the wholesale gas marketing office in Houston in the amount of approximately $1.2 million (after tax).

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

Independent Power Production

Our independent power segment produced the following results:

                                                          2000                  1999                   1998
                                                          ----                  ----                   ----
                                                                           (in thousands)
        Revenue                                          $39,331              $     -               $      -
        Operating income (loss)                           20,400                 (160)                  (160)
        Net income                                         3,200                 (110)                  (120)
        EBITDA                                            10,751                 (160)                  (160)

Results from the independent power production segment were not significant either in 1999 or 1998. In July 2000, we completed the acquisition of Indeck
Capital, representing a significant advancement of our position in the independent power production segment. We now own 250 net megawatts in currently operating plants. Of this 250 net megawatts, approximately 179 megawatts is under contracts or tolling arrangements with at least one year remaining; approximately 40 megawatts is owned through minority interests in independent power investment funds which we do not manage, and the remainder is sold under short-term market arrangements. An additional 470 megawatts of generating capacity is currently under construction. We expect to sell substantially all of this output under long-term contracts. We expect to increase revenues and earnings in this segment beyond 2001 through future project development.

Electric Utility

                                                                2000                 1999                1998
                                                                ----                 ----                ----
                                                                                (in thousands)
                    Revenue                                   $173,308              $133,222            $129,236
                    Operating expenses                         105,100                80,936              79,340
                                                              --------              --------            --------
                    Operating income                          $ 68,208              $ 52,286            $ 49,896
                                                              ========              ========            ========
                    Net income                                $ 37,105              $ 27,286            $ 24,825
                                                              ========              ========            ========
                    EBITDA                                    $ 88,853              $ 68,299            $ 64,936
                                                              ========              ========            ========

Electric revenue increased 30.1 percent in 2000 compared to 3.1 percent in 1999. The increase in electric revenue in 2000 was primarily due to a 54 percent increase in wholesale off-system sales at an average price that was 3.1 times higher than the average price in 1999. The increase in off-system sales was driven by high spot market prices for energy in 2000, which enabled us to generate more energy from our combustion turbine facilities, including the Neil Simpson combustion turbine which we placed into commercial operation in June 2000. Megawatthours generated from our oil-fired diesel and natural gas-fired combustion turbines were 305,767 in 2000, 25,882 in 1999 and 33,082 in 1998.
Historically, market prices were not sufficient to support the economics of generating from these facilities, except to meet peak demand and as standby use for native load requirements.

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

Revenue per kilowatthour sold was 6.4 cents in 2000 compared to 5.4 cents in 1999 and 1998. The number of customers in the service area increased to 58,601 from 57,709 in 1999 and from 56,856 in 1998. The revenue per kilowatthour sold in 2000 reflects a 54 percent increase in wholesale non-firm sales to 684,378 megawatthours and robust wholesale power prices. The revenue per kilowatthour sold in 1999 reflects the 20 percent increase in wholesale non-firm sales to 445,712 megawatthours. The revenue per kilowatthour sold in 1998 reflects the 33 percent increase in wholesale non-firm sales to 371,104 megawatthours.

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

We forecast firm energy sales in our retail service territory to increase over the next 10 years at an annual compound growth rate of approximately 1 percent, with the system demand forecasted to increase at a rate of 2 percent. We currently have a winter peak of 344 megawatts established in December 1998 and a summer peak of 372 megawatts established in August 2000. These forecasts are derived from studies conducted by us whereby we examined and analyzed our service territory to estimate changes in the needs for electrical energy and demand over a 20-year period. These forecasts are only estimates, and the actual changes in electric sales may be substantially different. Weather deviations can also affect energy sales significantly when compared to forecasts based on normal weather.

Communications

                                                          2000                   1999                  1998
                                                          ----                   ----                  ----
                                                                            (in thousands)
        Revenue                                          $  7,689              $    278               $     -
        Operating expenses                                 20,175                 4,852                 1,087
                                                         --------               -------               -------
        Operating loss                                   $(12,486)              $(4,574)              $(1,087)
                                                         ========               =======               =======
        Net loss                                         $(12,027)              $(1,262)              $  (280)
                                                         ========               =======               =======
        EBITDA                                           $(13,144)              $(2,626)              $  (570)
                                                         ========               =======               =======

In September 1998, we formed our communications business to provide facilities-based communications services for Rapid City and the northern Black Hills of South Dakota. We have invested more than $100 million in state-of-the-art technology that offers local and long distance telephone service, expanded cable television service, Internet access, and high-speed data and video services. The build-out is approximately 75 percent complete and is expected to be completed in 2001. Further capital expenditures of approximately $31.3 million are expected over the next two years to complete the build-out of the fiber optic network and to acquire customer premise equipment for sale to customers.

We began serving communications customers in late 1999 and market our services to schools, hospitals, cities, economic development groups, and business and residential customers. Operating losses in 2000 were attributable to increased interest, depreciation and operating expenses. Operating losses in 1999 were primarily due to start-up organizational costs, increased depreciation expense and increased interest expense associated with the capital deployment. As of December 31, 2000, we had 8,368 residential customers and 646 business customers. We expect to more than double the number of customers in 2001. Our goal is to attain 50 percent residential penetration while serving 35 percent of all broadband business customers within our service territory. If we are unable to attract additional customers or technological advances make our network obsolete, we could have a write-down of our assets which could be material.

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

As part of our acquisition of Indeck Capital, we incurred $40.3 million of additional debt through an increase in borrowings on our short-term credit facilities, which were used to repay certain obligations of Indeck Capital. In addition, we issued 1.537 million shares of common stock and 4,000 shares of convertible preferred stock to the former Indeck Capital shareholders.

In 1999, we generated cash from operations sufficient to meet our operating needs, to pay dividends on our common stock, to pay long-term debt maturities and to provide financing for our investment in independent power assets. Property additions were primarily financed through increased short-term debt and notes payable. Cash flows from operations increased $19 million primarily due to increased net income and decreased working capital. Cash flows from investing activities increased substantially, primarily related to the deployment of our fiber optic communications network and our investment in the construction of generating facilities. Cash flows from financing activities increased primarily due to increased short-term indebtedness to fund our investing activities.

In the past, we have relied upon internally generated funds and the issuance of short- and long-term debt to finance our activities. We expect that an appropriate mix of financing options will be used to finance future activities.

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
                                                              =========         =========             =========

Our independent energy business group's forecasted capital requirements include the following:

o Acquisition of a 240 megawatt Fountain Valley gas-fired turbine generation facility currently under construction, located near Colorado Springs, Colorado. Construction is expected to be completed in 2001, with an expected cost of approximately $175 million.

o Completion of construction of a 40 megawatt gas-fired combustion turbine at our Wyodak, Wyoming site (expected in mid-2001).

o Completion of construction of a 40 megawatt gas-turbine expansion at our Valmont, Colorado site (expected in mid-2001).

o Completion of construction of a 50 megawatt combined-cycle expansion at our Arapahoe, Colorado site (expected in mid-2002).

o Expansion of the Harbor Cogeneration plant in Wilmington, California with a 30 megawatt combined-cycle upgrade. This expansion is currently in development, with anticipated completion in the second quarter of 2001. We have a 31.8 percent financial interest in this project.

o Acquisition of operating and non-operating interests in 74 gas and oil wells from Stewart Petroleum Corporation, which is expected to be completed in April 2001.

o Construction of a 40 megawatt gas-fired turbine known as the Lange project (expected in mid-2002).

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

In addition to the above forecasted capital items we will lease the Wygen I plant, a 90 megawatt coal-fired plant under construction at our Wyodak, Wyoming site. Because of the leasing arrangement, the $130 million total construction costs of the plant are not included in the above three-year capital expenditure forecast. Wygen I will be similar in design to our Neil Simpson II facility, which was completed in 1995 at the same site. The plant will run on low-sulfur coal fed by conveyor from our adjacent Wyodak coal mine and will use the latest available environmental control technology. We anticipate that the Wygen I plant will be operational by March of 2003.

Forecasted capital expenditures for our electric utility operations include new transmission and substation projects, re-build projects on existing transmission lines, distribution projects in response to customer requests for electric service, capital projects associated with our utility's existing generation plants, and other miscellaneous items. We do not expect additional generation capacity to be added to our utility over the forecast period.

Our communications group's capital requirements forecast primarily consists of 2001 costs related to the completion of our fiber optic network in Rapid City and the northern Black Hills of South Dakota. We expect construction to be substantially completed by November 2001, with forecasted capital expenditures thereafter consisting of capital improvements to the then existing network infrastructure.

Lines of Credit

We have lines of credit with various banks totaling $290 million at December 31, 2000 and $115 million at December 31, 1999, which are currently available to support bank borrowings or to provide for letters of credit. There were $211 million of borrowings and $20.6 million of letters of credit issued under these lines of credit at December 31, 2000, and $96.6 million of borrowings and no letters of credit issued at December 31, 1999. We had no compensating balance requirements associated with these lines of credit. The lines of credit are subject to periodic review and renewal during the year by the banks.

In addition, Enserco Energy, Inc., our gas marketing unit, has a $90 million uncommitted, discretionary line of credit to provide support for the purchase of natural gas. We provide no guarantee to the lender under this facility. At December 31, 2000 and 1999, there were outstanding letters of credit issued under the facility of $69.8 million and $19.9 million, respectively, with no borrowing balances on the facility.

Similarly, Black Hills Energy Resources, Inc., our oil marketing unit, has a $25 million uncommitted, discretionary credit facility. This line of credit provides credit support for the purchases of crude oil by Black Hills Energy Resources. We provide no guarantee to the lender under this facility. At December 31, 2000 and 1999, Black Hills Energy Resources had letters of credit outstanding of $8.5 million and $13.2 million, respectively, and no balance outstanding on its overdraft line.

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

Our utility's first mortgage bonds are rated "A1" by Moody's Investors Service, Inc. and "A+" by Standard & Poor's Ratings Services. These ratings reflect the respective agencies' opinions of the credit quality of our utility and the security underlying the first mortgage bonds.

                             Market Risk Disclosures

Price Risk Management

Our operations are exposed to market risk arising from changes in commodity prices. These changes could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions. Hedging transactions involve the use of a variety of derivative financial instruments. Our risk management policies place clear controls on these activities.

We have adopted risk management policies and procedures, approved by our board of directors, and reviewed routinely by the audit committee of the board of directors. Our risk management policies and procedures include, but are not limited to, risk tolerance levels relating to authorized derivative financial instruments, position limits, authorization of transactions and credit exposure.

Operating margins earned by wholesale gas and crude oil marketing are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. We generally attempt to balance our fixed-price physical and financial purchase and sales commitments. However, we may at times have a bias in the market, within established guidelines, resulting from the management of our portfolio. To the extent a net open position exists, fluctuating commodity market prices can impact our financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on our financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

Effective January 1, 1999, we adopted the provisions of Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10). The resulting effect of adoption of the provisions of EITF 98-10 was to alter our comprehensive method of accounting for energy-related contracts, as defined in that statement.

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

Through our independent energy business group, we utilize financial instruments for our fuel marketing services. These financial instruments include fixed-for-float swap financial instruments, basis swap financial instruments, and costless collars traded in the over-the-counter financial markets.

The derivatives are not held for speculative purposes but rather serve to hedge our exposure related to commodity purchases or sales commitments. Under EITF 98-10, these transactions qualify as energy trading activities that must be accounted for at fair value. As such, realized and unrealized gains and losses are recorded as a component of income. Because we do not speculate with "open" positions, substantially all of our trading activities are back-to-back positions where a commitment to buy/(sell) a commodity is matched with a committed sale/(buy) or financial instrument. The quantities and maximum terms of derivative financial instruments held for trading purposes at December 31, 2000 and 1999 are as follows:

                                                                                                              Max. Term
December 31, 2000                                                          Volume Covered                       (Years)
-----------------                                                          --------------                       -------
(MMBtus)
Natural gas basis swaps purchased                                             25,577,894                           2
Natural gas basis swaps sold                                                  26,059,621                           2
Natural gas fixed-for-float swaps purchased                                    6,476,222                           1
Natural gas fixed-for-float swaps sold                                         7,360,560                           1

(Tons)
Coal tons sold                                                                   988,000                           1
Coal tons purchased                                                              896,000                           1

                                                                                                               Max. Term
December 31, 1999                                                          Volume Covered                       (Years)
-----------------                                                          --------------                       -------
(MMBtus)
Natural gas futures contracts purchased                                          860,000                           1
Natural gas basis swaps purchased                                             17,741,500                           4
Natural gas basis  swaps sold                                                 18,390,517                           4
Natural gas fixed-for-float swaps purchased                                    9,490,486                           1
Natural gas fixed-for-float swaps sold                                        10,994,521                           1
Natural gas collar transactions; puts purchased, calls sold                      408,500                           1
Natural gas collar transactions; calls purchased, puts sold                      318,500                           1

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

At December 31, 2000, we had fixed-for-float swaps for 17,000 barrels of oil per month for the year 2001 to hedge our crude oil price risk with a fair value of $34,000. We had fixed-for-float swaps for 10,000 barrels of oil per month for the year 2002 to hedge our crude oil price risk with a fair value of $416,000. We also had costless collars (purchased puts-sold calls) for 10,000 barrels of oil per month for 2001 with a fair value of $323,000. We hedged our forecasted 2001 natural gas production with fixed-for-float swaps. We had fixed-for-float swaps for 1,581,000 million British thermal units with a fair value of $(3.4) million. These amounts are not reflected in our December 31, 2000 consolidated balance sheet, but will be recorded as part of the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001.

Financing Activities

To reduce risk from fluctuations in interest rates, we enter into interest rate swap transactions. We use these transactions to hedge interest rate risk for variable rate debt financing. For such transactions, we utilize hedge accounting. At December 31, 2000, we had interest rate swaps with a notional amount of $127.4 million, which have a maximum term of six years and a fair value of $(7.5) million. These amounts are not reflected in our December 31, 2000 consolidated balance sheet, but will be recorded as part of the adoption of SFAS No. 133 on January 1, 2001.

Credit Risk

In addition to the risk associated with price movements, credit risk is also inherent in our risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While we have not experienced significant losses due to the credit risk associated with these arrangements, we have off-balance sheet risk to the extent that the counterparties to these transactions fail to perform as required by the terms of their contracts.

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

At December 31, 2000, we had $162.2 million of outstanding floating rate debt of which $34.8 million was not offset with interest rate swap transactions that effectively convert the interest on that debt to a fixed rate.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our short-term investments and long-term debt obligations, including current maturities (in thousands).


                                      2001        2002        2003         2004          2005        Thereafter        Total
                                      ----        ----        ----         ----          ----        ----------        -----
Cash equivalents
    Fixed rate                      $ 24,913    $    -      $    -       $    -        $    -         $      -        $ 24,913
    Average interest rate              6.23%         -           -            -             -                -           6.23%

Long-term debt
    Fixed rate                      $  3,070    $ 18,065    $  3,122     $  2,017      $  2,026       $ 130,602       $ 158,902
    Average interest rate             9.30%        6.98%       9.31%        9.50%         9.52%          8.30%            8.22%

    Variable rate                   $ 10,890    $ 11,919    $ 12,968     $ 14,380      $ 15,560       $  96,433       $ 162,150
    Average interest rate             8.20%        8.20%       8.19%        8.19%         8.19%           8.10%           8.14%

       Total long-term debt         $ 13,960    $ 29,984    $ 16,090      $ 16,397      $ 17,586      $ 227,035        $ 321,052
       Average interest rate          8.44%        7.46%       8.41%        8.35%         8.35%           8.22%           8.18%

                                Rate Regulation

Existing Rate Regulation

In  June  1999,  the  South  Dakota  Public  Utilities   Commission  approved  a
settlement, which extended a rate freeze in effect since 1995 until January 1, 2005.

The South Dakota settlement provides that, absent an extraordinary event, we may not file for any increase in our rates or invoke any fuel and purchased power adjustment tariff which would take effect during the freeze period. The specified extraordinary events are:

o new governmental impositions increasing annual costs for South Dakota customers by more than $2.0 million;

o simultaneous forced outages of both our Wyodak plant and Neil Simpson II plant projected to continue at least 60 days;

o forced outages occurring to either plant which continue for a period of three months and is projected to last at least nine months;

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

Over the last three years we have initiated an effort to enter into new contracts with our largest industrial customers. The new contracts contain "meet or release" provisions which grant us a five-year right to continue to serve a customer at market rates in the event of deregulation. Additionally, through our new General Service Large Optional Combined Account Billing Tariff, we have allowed general service customers to aggregate their loads. This tariff also provides us with a five-year right to continue to serve those customers in the event of deregulation. Our "meet or release" contracts currently total more than 116 megawatts of large commercial and industrial load. These contracts provide us the assurance of a firm local market for our power resources, in the event deregulation occurs. These industrial and large commercial customers, together with our wholesale power sale agreements with the City of Gillette, Wyoming and Montana-Dakota Utilities Company, equal approximately 48 percent of our utility's firm load.

Regulatory Accounting

We follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions in which we operate. As a result of our regulatory activity, a 50-year depreciable life for the Neil Simpson II plant is used for financial reporting purposes. If we were not following SFAS 71, a 35- to 40-year life would probably be more appropriate which would increase depreciation expense by approximately $0.6 million per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to our generation operations. In the event we determine that we no longer meet the criteria for following SFAS 71, the accounting impact to us would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that may give rise to the discontinuance of SFAS 71 include increasing competition that could restrict our ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. We periodically review these criteria to ensure that the continuing application of SFAS 71 is appropriate.


                           Business Outlook Statements

Business Strategy

Our strategy is to build long-term shareholder value by deploying our development, operating and marketing expertise in the energy industry. We plan to operate a mix of unregulated independent energy and regulated utility businesses, with emphasis on independent power generation and fuel production segments.

Our strategy includes the following key elements:

o grow our independent power segment by developing and acquiring power projects primarily in the western United States;

o expand the generating capacity of our existing sites through a strategy known as "brownfield development;"

o    sell a large  percentage  of the  production  from  our  independent  power
     projects  through  long-term   contracts  in  order  to  secure  attractive
     investment returns;

o    increase our reserves of natural gas and expand our coal production;

o exploit our fuel cost advantages and our operating and marketing expertise to remain a low-cost power producer;

o exploit our knowledge and market expertise while managing the risk inherent in fuel marketing;

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

The Fountain Valley facility features six LM-6000 simple-cycle, gas-fired turbines, a technology identical to our existing facilities in Colorado and Wyoming. All necessary permitting has been approved and the plant is expected to phase in its generation capacity beginning in June 2001. We also announced that we obtained an 11-year contract with Public Service of Colorado to utilize the plant for peaking purposes. The contract is a tolling arrangement in which we assume no fuel costs. The cost of the project is expected to be approximately $175 million. We expect to finance the project primarily with non-recourse project level debt, and negotiations are presently under way with certain lenders.

Risks and Uncertainties

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in our Annual Report on Form 10-K, Annual Report, Quarterly Report on Form 10-Q, and presentations, or in response to questions or otherwise. These statements concern our plans, expectations and objectives for future operations. All statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predicts," "project," "will likely result," "will continue," or similar expressions are not statements of historical fact and may be forward-looking. These forward-looking statements include, among others, such things as:

o    expansion and growth of our business and operations
o    future financial performance;
o    future acquisition and development of power plants;
o    future production of coal, oil and natural gas;
o    reserve estimates; and
o    business strategy.

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

                                            BLACK HILLS CORPORATION

                                            By    DANIEL P. LANDGUTH
                                            Daniel P. Landguth, Chairman
                                            and Chief Executive Officer
Dated:   April 3, 2001