Form 10-Q
period 2001-03-31
BLACK HILLS CORP /SD/
filed 2001-05-15
CIK 1130464

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the transition period from _______________ to _______________.

     Commission File Number 333-52664

                             Black Hills Corporation
    Incorporated in South Dakota           IRS Identification Number 46-0458824

                                625 Ninth Street
                         Rapid City, South Dakota 57701

                  Registrant's telephone number (605)-721-1700

Former name, former address, and former fiscal year if changed since last report

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X                                   No
                 ----------                                 ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

                  Class                    Outstanding at April 30, 2001

     Common stock, $1.00 par value               26,369,885 shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                      Page
                                                                     Number
                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Income-                 3
                    Three and Twelve Months
                    Ended March 31, 2001 and 2000

                  Consolidated Balance Sheets-                       4
                    March 31, 2001, December 31, 2000
                    and March 31, 2000

                  Consolidated Statements of Cash Flows-             5
                    Three and Twelve Months
                    Ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements         6-14

Item 2.           Management's Discussion and Analysis of            15-21
                    Financial Position and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about     22
                    Market Risk

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                  23

Item 2.           Changes in Securities and Use of Proceeds          23

Item 6.           Exhibits and Reports on Form 8-K                   23-24

Signatures                                                           25

                             BLACK HILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              Three Months                       Twelve Months
                                                                March 31                           March 31
                                                         2001              2000             2001              2000
                                                         ----              ----             ----              ----
                                                                 (in thousands, except per share amounts)

Operating revenues                                     $   561,693       $   247,959       $ 1,937,413       $   871,633
                                                       -----------       -----------       -----------       -----------

Operating expenses:
   Fuel and purchased power                                446,508           207,710         1,609,640           714,275
   Operations and maintenance                               14,052             8,702            53,008            34,198
   Administrative and general                               22,105             4,391            60,552            21,541
   Depreciation, depletion and amortization                 11,877             6,596            38,108            25,748
   Taxes, other than income taxes                            5,571             3,688            16,760            13,084
                                                       -----------       -----------       -----------       -----------
                                                           500,113           231,087         1,778,068           808,846
                                                       -----------       -----------       -----------       -----------

Operating income                                            61,580            16,872           159,345            62,787
                                                       -----------       -----------       -----------       -----------

Other income (expense):
   Interest expense                                        (11,720)           (5,264)          (36,869)          (16,959)
   Interest income                                           1,432             2,095             6,444             5,060
   Other, net                                                1,412              (611)            5,033             3,880
                                                       -----------       -----------       -----------       -----------
                                                            (8,876)           (3,780)          (25,392)           (8,019)
                                                       -----------       -----------       -----------       -----------

Income before minority interest and income taxes            52,704            13,092           133,953            54,768
   Minority interest                                        (1,960)             --             (13,298)           (2,000)
   Income taxes                                            (18,652)           (4,031)          (44,912)          (15,671)
                                                       -----------       -----------       -----------       -----------

         Net income                                          32,092             9,061            75,743            37,097
Preferred stock dividends                                      (42)             --                (120)             --
                                                       -----------       -----------       -----------       -----------
Net income available for common stock                  $    32,050       $     9,061       $    75,623       $    37,097
                                                       ===========       ===========       ===========       ===========

Weighted average common shares outstanding:
   Basic                                                    22,975            21,376            22,520            21,472
                                                       ===========       ===========       ===========       ===========
   Diluted                                                  23,393            21,410            22,823            21,512
                                                       ===========       ===========       ===========       ===========

Earnings per share of common stock:
   Basic                                               $      1.39       $      0.42       $      3.36       $      1.73
                                                       ===========       ===========       ===========       ===========
   Diluted                                             $      1.37       $      0.42       $      3.32       $      1.72
                                                       ===========       ===========       ===========       ===========

Dividends paid per share of common stock               $      0.28       $      0.27       $      1.09       $      1.05
                                                       ===========       ===========       ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         Unaudited                             Unaudited
                                                                          March 31         December 31         March 31
                                                                            2001              2000               2000
                                                                            ----              ----               ----
                                                                              (in thousands, except share amounts)
                               ASSETS
Current assets:
   Cash and cash equivalents                                          $    89,662        $    24,913        $    14,203
   Securities available-for-sale                                            3,136              2,113              2,504
   Receivables (net of allowance for doubtful accounts of $4,448,
     $3,631 and $357, respectively) -
     Customers                                                            171,682            278,436            105,194
     Other                                                                 16,623             21,283             79,396
   Materials, supplies and fuel                                            12,618             16,545              9,734
   Prepaid expenses                                                         8,147              7,428              3,551
   Derivatives at market value                                             33,630             68,292              5,158
                                                                      -----------        -----------        -----------
                                                                          335,498            419,010            219,740
                                                                      -----------        -----------        -----------
Investments                                                                66,357             63,965             13,095
                                                                      -----------        -----------        -----------
Property and equipment                                                  1,099,584          1,072,129            716,218
   Less accumulated depreciation and depletion                           (290,344)          (277,848)          (252,169)
                                                                      -----------        -----------        -----------
                                                                          809,240            794,281            464,049
Other assets:                                                         -----------        -----------        -----------
   Derivatives at market value                                              2,852               --                 --
   Regulatory asset                                                         4,134              4,134              3,944
   Other, principally goodwill                                             42,286             38,930             14,590
                                                                      -----------        -----------        -----------
                                                                           49,272             43,064             18,534
                                                                      -----------        -----------        -----------
                                                                      $ 1,260,367        $ 1,320,320        $   715,418
                                                                      ===========        ===========        ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                               $    13,133        $    13,960        $     1,329
   Notes payable                                                          233,258            211,679            119,274
   Accounts payable                                                       160,412            247,596             98,895
   Accrued liabilities                                                     68,195             49,661             28,834
   Derivatives at market value                                             35,164             65,960              5,158
                                                                      -----------        -----------        -----------
                                                                          510,162            588,856            253,490
                                                                      -----------        -----------        -----------
Long-term debt, net of current maturities                                 305,463            307,092            160,174
                                                                      -----------        -----------        -----------
Deferred credits and other liabilities:
   Derivatives at market value                                              9,603               --                 --
   Investment tax credits                                                   2,410              2,530              2,899
   Federal income taxes                                                    60,561             62,679             48,292
   Reclamation and regulatory liability                                    22,393             22,340             22,542
   Other                                                                   14,396             16,516              7,686
                                                                      -----------        -----------        -----------
                                                                          109,363            104,065             81,419
                                                                      -----------        -----------        -----------
Minority interest in subsidiaries                                          35,413             37,961               --
                                                                      -----------        -----------        -----------
Stockholders' equity:
  Preferred stock - no par Series 2000-A; 21,500 shares authorized;
  Issued and Outstanding: 4,000, 4,000 and 0 shares, respectively           4,000              4,000               --
                                                                      -----------        -----------        -----------
Common stock equity-
  Common stock $1 par value; 100,000,000 shares authorized;
   Issued: 23,329,356; 23,302,111 and 21,746,460 shares, respectively      23,329             23,302             21,746
  Additional paid-in capital                                               73,969             73,442             40,811
  Retained earnings                                                       217,252            191,482            165,430
  Treasury stock                                                           (8,841)            (9,067)            (7,652)
  Accumulated other comprehensive income (loss)                            (9,743)              (813)              --
                                                                      -----------        -----------        -----------
                                                                          295,966            278,346            220,335
                                                                      -----------        -----------        -----------
  Total stockholders' equity                                              299,966            282,346            220,335
                                                                      -----------        -----------        -----------
                                                                      $ 1,260,367        $ 1,320,320        $   715,418
                                                                      ===========        ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                                        BLACK HILLS CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (unaudited)

                                                             Three Months                     Twelve Months
                                                               March 31                          March 31
                                                         2001             2000            2001             2000
                                                         ----             ----            ----             ----
                                                                            (in thousands)
Operating activities:
   Net income available for common                    $  32,050        $   9,061        $  75,623        $  37,097
   Principal non-cash items-
   Depreciation, depletion and amortization              11,877            6,596           38,108           25,748
   Derivative fair value adjustment                      (3,508)            --             (5,839)            --
   Gain on sales of assets                                 --               --             (3,736)          (2,541)
   Deferred income taxes and investment tax credits      (2,238)             609              510            2,731
   Minority interest                                      1,960             --             13,298            2,000
   Change in operating assets and liabilities-
   Accounts receivable and other current assets         112,809          (23,207)         (72,774)         (30,504)
   Accounts payable and other current liabilities       (68,650)          21,286           94,137           29,135
   Other, net                                            (3,397)          (1,189)            (557)          (8,728)
                                                      ---------        ---------        ---------        ---------
                                                         80,903           13,156          138,770           54,938
                                                      ---------        ---------        ---------        ---------

Investing activities:
   Property additions                                   (28,862)         (14,849)        (148,143)         (88,357)
   (Increase) decrease in investments                      (578)         (21,505)           9,932          (82,047)
   Payment for acquisition of net assets, net of
    cash acquired                                           --               --           (28,688)            --
   Proceeds from sales of assets                            --               --             5,500            3,463
   Available-for-sale securities purchased                  --               --              (422)          (5,212)
   Available-for-sale securities sold                       --             5,082             --             21,787
                                                      ---------        ---------        ---------        ---------
                                                        (29,440)         (31,272)        (161,821)        (150,366)
                                                      ---------        ---------        ---------        ---------

Financing activities:
   Dividends paid                                        (6,280)          (5,870)         (23,801)         (22,827)
   Treasury stock (purchased) sold, net                     226              378           (1,189)          (1,405)
   Common stock issued                                      554              160            4,248              434
   Increase in short-term borrowings                     21,579           21,695           73,732          114,704
   Long-term debt - issuance                                --               --            60,608             --
   Long-term debt - repayments                           (2,456)            (526)          (3,786)          (1,330)
   Subsidiary distributions to minority interests          (337)             --           (11,302)            --
                                                      ---------        ---------        ---------        ---------
                                                         13,286           15,837           98,510           89,576
                                                      ---------        ---------        ---------        ---------

     Increase (decrease) in cash and cash equivalents    64,749           (2,279)          75,459           (5,852)

Cash and cash equivalents:
   Beginning of period                                   24,913           16,482           14,203           20,055
                                                      ---------        ---------        ---------        ---------
   End of period                                      $  89,662        $  14,203        $  89,662        $  14,203
                                                      =========        =========        =========        =========

Supplemental disclosure of cash flow information:

Cash paid during the period for-
   Interest                                           $  12,602        $   6,335        $  36,932        $  17,091
   Income taxes                                       $   5,900        $    --          $  24,418        $   8,584

Non-cash net assets of Indeck Capital, Inc. acquired
through issuance of common and preferred stock        $    --          $    --          $  34,493        $    --


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION

                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   (Reference is made to Notes to Consolidated
                      Financial Statements included in the
                     Company's Annual Report and Form 10-K)


(1)     MANAGEMENT'S STATEMENT

        The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2001, December 31, 2000 and March 31, 2000, financial information and are of a normal recurring nature. The results of operations for the three and twelve months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

(2)     RECLASSIFICATIONS

        Certain 2000 amounts in the financial statements have been reclassified to conform to the 2001 presentation. These reclassifications did not have an effect on the Company's stockholders' investment or results of operations as previously reported.

(3)      CHANGE IN ACCOUNTING PRINCIPLE

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

         SFAS 133 requires that on date of initial adoption, an entity shall recognize all freestanding derivative instruments in the balance sheet as either assets or liabilities and measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment. The transition adjustment resulting from adopting this Statement shall be reported in net income or other comprehensive income, as appropriate, as the effect of a change in accounting principle in accordance with paragraph 20 of Accounting Principles Board Opinion No. 20 (APB 20), "Accounting Changes."

         On January 1, 2001, the Company adopted SFAS 133. The Company had certain non-trading energy contracts and interest rate swaps documented as cash flow hedges, which upon adoption resulted in a cumulative decrease to accumulated other comprehensive income of $10.1 million.

         Upon adoption of SFAS 133, most of the Company's energy trading activities previously accounted for under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10) fell under the purview of SFAS 133. The effect from this adoption on the energy trading companies and energy trading activities was not material because, unless otherwise noted, the trading companies do not designate their energy trading activities as hedge instruments. This "no hedge" designation results in these derivatives being measured at fair value and gains and losses recognized currently in earnings. This treatment under SFAS 133 is comparable to the accounting under EITF 98-10.

(4)      COMPREHENSIVE INCOME

         The  following   table   presents  the  components  of  the  Company's
         comprehensive income:

                                                      Three Months Ended           Twelve Months Ended
                                                            March 31                     March 31
                                                      2001          2000           2001          2000
                                                      ----          ----           ----          ----
                                                                         (in thousands)

        Net income available for common stock        $32,050        $9,061         $75,623       $37,097
        Other comprehensive income:
        Unrealized gain on available-for-sale
          securities                                   1,023             -             210             -
        Fair value adjustment on derivatives
          designated as cash flow hedges              (9,953)            -          (9,953)            -
                                                     --------       ------         -------       -------

        Comprehensive income                         $23,120        $9,061         $65,880       $37,097
                                                     =======        ======         =======       =======

(5)      SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

         The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of March 31, 2001, substantially all of the Company's operations and assets are located within the United States. The

         Company's operations are conducted through six business segments that include: Electric group and segment, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Independent Energy group consisting of the following segments:
         Mining, which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas, which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Fuel Marketing, which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions markets; Independent Power, which produces and sells power to wholesale customers; and Communications group and Others, which primarily markets communications and software development services.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2000 Annual Report on Form 10-K. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income is as follows (in thousands):

                           External          Inter-segment
                       Operating Revenues  Operating Revenues  Net Income (loss)
                                             (In thousands)
Quarter to Date
March 31, 2001

Electric                      $ 70,580          $   --            $ 17,337
Mining                           5,407             2,856             2,066
Oil and gas                      8,581              --               2,956
Fuel marketing                 452,299             3,592            15,559
Independent power               18,045              --              (1,106)
Communications and others        3,925             1,101            (4,720)
Intersegment eliminations         --              (4,693)             --
                              --------          --------          --------

Total                         $558,837          $  2,856*         $ 32,092
                              ========          ========          ========

*In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

                           External          Inter-segment
                       Operating Revenues  Operating Revenues  Net Income (loss)
                                             (In thousands)

Quarter to Date
March 31, 2000

Electric                     $ 33,299         $   --              $  7,198
Mining                          5,561           2,534                2,363
Oil and gas                     3,962             --                   890
Fuel marketing                202,054             --                   570
Independent power                --               --                    31
Communications and others         549             906               (1,991)
Intersegment eliminations        --              (906)                --
                             --------        --------             --------

Total                        $245,425        $  2,534*            $  9,061
                             ========        ========             ========

*In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

                           External          Inter-segment
                       Operating Revenues  Operating Revenues  Net Income (loss)
                                             (In thousands)

12 Months Ended
March 31, 2001

Electric                    $  210,589       $     --           $   47,244
Mining                          20,665           10,033              6,405
Oil and gas                     23,802            1,145              7,047
Fuel marketing               1,603,712           16,767             28,975
Independent power               57,547             --                2,004
Communications and others       11,065            3,877            (15,932)
Intersegment eliminations         --            (21,789)              --
                            ----------       ----------         ----------

Total                       $1,927,380       $   10,033*        $   75,743
                            ==========       ==========         ==========

*In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.

                           External          Inter-segment
                       Operating Revenues  Operating Revenues  Net Income (loss)
                                             (In thousands)
March 31, 2000

Electric                     $133,437         $   --            $ 27,611
Mining                         23,772            7,641             9,399
Oil and gas                    14,031             --               3,086
Fuel marketing                691,925             --                 688
Independent power                --               --                 (62)
Communications and others         827            3,397            (3,625)
Intersegment eliminations        --             (3,397)             --
                             --------         --------          --------

Total                        $863,992         $  7,641*         $ 37,097
                             ========         ========          ========

*In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated.


         During the quarter ended March 31, 2001, as part of the Company's restructuring plan associated with the new "holding company" structure effected in the fourth quarter 2000, the Company transferred ownership interest in Wyodak Development Corporation between its wholly-owned subsidiaries Black Hills Power and Black Hills Energy Ventures. This transaction had the effect of reducing the "Electric" reporting segment's total assets by approximately $89.6 million. Black Hills Energy Ventures is an "intermediate level" holding company and is not included in a reporting segment. The Company had no other material changes in total assets of its reporting segments beyond changes resulting from normal operating activities.

(6)      LEGAL PROCEEDINGS

         On April 3rd, 2001, we reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming, (File No. 0cv-155B). The litigation concerned the parties' rights and obligations under the Further Restated and Amended Coal Supply Agreement dated May 5, 1987, by which PacifiCorp purchased coal from our coal mine to meet the coal requirements of the Wyodak Power Plant. The Settlement Agreement provided for the dismissal of the litigation, with prejudice, coupled with the execution of several new coal-related agreements between the parties discussed below. We believe the value of the Settlement Agreements is equal to the net present value of the litigated Further Restated and Amended Coal Supply Agreement.

         New Restated and Amended Coal Supply Agreement: Effective January 1, 2001, the parties agreed to terminate the Further Restated and Amended Coal Supply Agreement, and replace it with the New Restated and Amended Coal Supply Agreement (New Agreement). The New Agreement begins on January 1, 2001, and extends to December 31, 2022. Under the New Agreement, we received an extension of sales beyond the June 8, 2013 term of the former Coal Supply Agreement. PacifiCorp will receive a price reduction for each ton of coal purchased. The minimum purchase obligation under the New Agreement increased to 1,500,000 tons of coal for each calendar year of the contract term, subject to adjustment for planned outages. The New Agreement further provides for a special one-time payment by PacifiCorp in the amount of $7,374,000, to be paid on or before September 1, 2001. This payment will be recognized as revenue over the life of the New Agreement.

         Coal Option Agreement: The term of this agreement begins no later than October 1, 2001, and extends until December 31, 2010. The agreement provides that PacifiCorp shall purchase 1,400,000 tons of coal during the period of October 1, 2001 through December 31, 2002, and 1,000,000 tons of coal in 2003 at a fixed price. The agreement further provides us with a "put" option for 2002 and 2003 under which we may put to PacifiCorp up to 500,000 tons of coal from the Wyodak Mine at a market based price. For each calendar year from January 1, 2004 through 2010, the put option is increased to a maximum of 1,000,000 tons at a market based price. The "put" tonnages will be reduced or offset for quantities of K-Fuel purchased by PacifiCorp under the KFx Facility Output Agreement. Additionally, for each calendar year during which we are selling to PacifiCorp K-Fuel under the KFx Facility Output Agreement described below, and in which we have not exercised our "put" option, PacifiCorp may elect to purchase an equal amount of tonnage from our coal reserves to use in a 50/50 blend with the K-Fuel, up to 500,000 tons per year in 2002 through 2007 at a market based price with a fixed floor.

         Asset Option Agreement: This agreement provides PacifiCorp an option to purchase a 10% interest in the KFx facility or the legal entity that owns the KFx facility at a market based price. Additionally, the agreement provides to PacifiCorp an option to sell us PacifiCorp's interest in the "In Pit" conveyor system currently owned by PacifiCorp and utilized at the Wyodak Mine at a fixed price. If PacifiCorp exercises its option to sell us the In Pit system, we have a corresponding right to put to PacifiCorp the "North Conveyor System," which serves as the backup coal delivery system for the Wyodak Power Plant at a fixed price.

         KFx Facility Output Agreement: The KFx plant is a coal enhancement facility we own located near our Wyodak Coal Mine. The KFx plant was built to produce an enhanced coal known as "K-Fuel." Assuming the plant becomes operational, PacifiCorp agrees to purchase K-Fuel for a term beginning January 1, 2002, and extending to December 31, 2007. If the plant is not operational on or before December 31, 2003, the agreement will become void. Under this agreement, PacifiCorp agrees to purchase the output of K-Fuel from the KFx plant, up to a maximum of 500,000 tons for each calendar year from 2002 through 2007 at fixed price with market based escalation. WRDC reserves the right to sell up to a total of 100,000 tons from the output of the KFx plant to other customers during the same time period.

(7)      PRICE RISK MANAGEMENT

         The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows. In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, which are authorized under its Risk Management Policies and Procedures that place clear controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments.

         The Company accounts for all energy trading activities at fair value as of the balance sheet date and recognizes currently the net gains or losses resulting from the revaluation of these contracts to fair value in its results of operations. As a result, substantially all of the energy trading activities of the Company's gas marketing, crude oil marketing, and coal marketing operations are accounted for under fair value accounting methodology as prescribed in SFAS 133 or EITF 98-10.

         The Company, through its independent energy business group, utilizes financial instruments for its fuel marketing services. These financial instruments include fixed-for-float swap financial instruments, basis swap financial instruments and costless collars traded in the over-the-counter financial markets.

         These derivatives are not held for speculative purposes but rather serve to hedge the Company's exposure related to commodity purchases or sales commitments. Under SFAS 133 and EITF 98-10, these transactions qualify as derivatives or energy trading activities that must be accounted for at fair value. As such, realized and unrealized gains and losses are recorded as a component of income. Because the Company does not as a policy permit speculation with "open" positions, substantially all of its trading activities are back-to-back positions where a commitment to buy/(sell) a commodity is matched with a committed sale/(buy) or financial instrument. The quantities and maximum terms of derivative financial instruments held for trading purposes at March 31, 2001 and 2000 are as follows:

                                                                                       Max. Term
        March 31, 2001                                      Volume Covered              (Years)
        --------------                                      --------------              -------
        (MMBtus)
        Natural gas basis swaps purchased                      31,473,674                  2
        Natural gas basis swaps sold                           35,437,168                  2
        Natural gas fixed-for-float swaps purchased             5,805,996                  1
        Natural gas fixed-for-float swaps sold                  5,123,995                  1

        (Tons)
        Coal tons sold                                          1,201,946                  1
        Coal tons purchased                                     1,178,446                  1


                                                                                        Max. Term
        March 31, 2000                                     Volume Covered                (Years)
        --------------                                     --------------                -------
        (MMBtus)
        Natural gas futures contracts purchased                   120,000                  1
        Natural gas basis swaps purchased                      23,531,340                  3
        Natural gas basis  swaps sold                          14,486,340                  3
        Natural gas fixed-for-float swaps purchased             8,785,816                  1
        Natural gas fixed-for-float swaps sold                 10,477,702                  1

         As required under SFAS 133 and EITF 98-10, derivatives and energy trading activities were marked to fair value on March 31, 2001, and the gains and losses recognized in earnings. The entries for the accompanying consolidated balance sheet and income statement as of and for the three and twelve month periods ended March 31, 2001 are as follows (in thousands):


                                                                              Three Month         Twelve Month
Instrument                                Asset            Liability          Gain (loss)         Gain (loss)
----------                                -----            ---------          ------------        -----------

Natural gas basis swaps                  $  5,164           $ 10,501           $  5,235            $ (5,337)

Natural gas fixed-for-float swaps           4,002              5,133              1,363              (1,131)

Natural gas physical                       13,815              2,186             (2,335)             11,629

Coal transactions                           6,014              4,473                631               1,541

Crude oil transactions                      6,627              5,972                132                 655
                                         --------           --------           --------            --------

Totals                                   $ 35,622           $ 28,265           $  5,026            $  7,357
                                         ========           ========           ========            ========

     There were no significant differences between the fair values of derivative assets and liabilities at March 31, 2000.

         Non-trading Energy Activities
         -----------------------------

         To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into swaps and costless collar transactions. The transactions are used to hedge price risk from sales of the Company's forecasted crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting as allowed under SFAS 133.

         At March 31, 2001, the Company had fixed-for-float swaps and costless collars to hedge portions of its crude oil and natural gas production. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, the hedges met the effectiveness testing criteria and retained their cash flow hedge status. The crude oil hedges recorded ineffectiveness due to basis risk and time value. The effective portion of the gain or loss on these derivatives is reported in other comprehensive income and the ineffective portion is reported in earnings.

         At March 31, 2001, the Company had fixed-for-float swaps for 17,000 barrels of crude oil per month through December of 2001 with a net fair value of $(0.2) million and

         10,000 barrels of crude oil per month for January through September of 2002 with a net fair value of $0.2 million. The Company had costless collars (purchased put - sold call)for 10,000 barrels of crude oil per month for 2001 with a net fair value of $0.2 million. In addition, the Company hedged its forecasted 2001 natural gas production with fixed-for-float swaps. At March 31, 2001 these natural gas swaps were for 1,131,000 MMBtus with a net fair value of $(2.2) million.

         The effective portion of the gains and losses on these derivatives was recorded in other comprehensive income. At March 31, 2001, other comprehensive income for all non-trading energy swaps and options was $1.6 million.

         Derivative fair value gains and losses are recorded in other comprehensive income for the effective portion of the hedge and in earnings for the ineffective portion. The ineffective portion includes both time value and basis risk. The net gain recognized in earnings prior to actual cash settlement is $0.4 million.

         Financing Activities
         --------------------

         To reduce risk from fluctuations in interest rates, the Company enters into interest rate swap transactions. These transactions are used to hedge interest rate risk for variable rate debt financing. For such transactions, the Company utilizes hedge accounting per the requirements of SFAS 133. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At March 31, 2001, the Company had interest rate swaps with a average balance notional amount of $163.3 million, having a maximum term of six years and a fair value of $(12.4) million. Because these hedges are fully effective (no time value or basis risk), the entire derivative fair value is recorded in other comprehensive income.

         At March 31, 2001, the Company had $390.6 million of outstanding, floating-rate debt of which $214.5 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

         Credit Risk
         -----------

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

(8)      SUBSEQUENT EVENTS

         Common Stock Offering
         ---------------------

         During the first quarter of 2001, the Company announced the public offering of 3 million shares of common stock with an option for the underwriters to purchase 450,000 additional shares. Credit Suisse First Boston, Lehman Brothers, CIBC World Markets and UBS Warburg acted as the managers of the underwriting syndicate.

         Early in the second quarter of 2001 the Company announced the offering price was set at $52 per share and all 3 million shares were sold with the underwriters exercising their over-allotment option to purchase an additional 383,000 shares. Net proceeds were approximately $165 million after commissions and expenses. The proceeds will be used to fund a portion of the expansion and construction costs related to certain power plant assets of the Company's independent energy group, to repay a portion of current indebtedness under revolving credit facilities, and for general corporate purposes.

         Acquisitions
         ------------

         Early in the second quarter of 2001, the Company's independent power subsidiary, Black Hills Energy Capital, closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility is currently under construction and is expected to come on-line early in the third quarter of 2001. The facility was purchased from Enron Corporation for approximately $175 million and was financed primarily with non-recourse financing from Union Bank of California.

         In addition, the Company has obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our business and industry outlooks, capital requirements and market risks as disclosed in that filing continue to be consistent with management's current expectations and assessments.

                              Results of Operations

Consolidated Results

Consolidated earnings for the three month period ended March 31, 2001 were $32.1 million or $1.37 per share compared to $9.1 million or $0.42 per share in the same period of the prior year. Consolidated earnings for the twelve month period ended March 31, 2001 were $75.6 million or $3.32 per share compared to $37.1 or $1.72 per share for the same period of the prior year.

Increases in earnings for the three and twelve month periods ended March 31, 2001 were primarily driven by strong natural gas marketing activity, increased fuel production, expanded power generation and increased wholesale off-system utility sales. Strong results in our independent energy business group and electric utility business group were partially offset by losses in our communications group and increased reserves for exposure to the unstable markets in the western United States.

Unusual energy market conditions in the western United States continue to contribute to our strong financial performance. We estimate approximately half of the current three month period's and one-third of the current twelve month period's earnings per share could be attributable to high prices of natural gas and electricity related to the volatile western markets.

Consolidated revenues for the three and twelve month periods ended March 31, 2001 were $561.7 million and $1.9 billion, respectively. Revenues for the same periods ended March 31, 2000 were $248.0 million and $871.6 million, respectively.

The growth in revenues was a result of high energy commodity prices and increased volumes of fuel marketed, primarily as a result of extreme price volatility in the western markets, acquisitions and growth in the independent energy business group and increases in off-system sales by our electric utility.

Revenue and net income (loss) provided by each business group as a percentage of our total revenue and net income were as follows:

                                   Three Months Ended                     Twelve Months Ended
                                         March 31                                March 31
                                2001                2000                2001                2000
                                ----                ----                ----                ----
Revenues
Independent Energy                86%                 86%                 89%                 85%
Electric utility                  13                  13                  11                  15
Communications                     1                   1                  --                  --
                                ----                ----                ----                ----
                                 100%                100%                100%                100%
                                ====                ====                ====                ====
Net Income/(Loss)

Independent energy                61%                 43                  59%                 35%
Electric utility                  54                  79                  62                  74
Communications and other         (15)                (22)                (21)                 (9)
                                ----                ----                ----                ----
                                 100%                100%                100%                100%
                                ====                ====                ====                ====


Net income from the independent energy group exceeded net income derived from our utility for the first time in the first quarter 2001. We expect that earnings growth from the independent energy group over the next few years will be driven primarily by our continued expansion in the independent power production segment. We also believe that continued strength in commodity prices and energy markets will provide the opportunity for strong results in our fuel marketing and oil and gas production operations.

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

Although our communications business continues to significantly increase residential and business customers, we expect it will sustain approximately $10 million in net losses in 2001, with annual losses decreasing thereafter and profitability expected in the next three to four years.

The following business group and segment information includes intercompany eliminations with the exception of intercompany coal sales which are not eliminated in accordance with the provisions of SFAS No. 71 and the calculations of EBITDA:

Independent Energy Group


                      Three Months Ended  Twelve Months Ended
                           March 31            March 31
                       2001      2000      2001        2000
                       ----      ----      ----        ----
                                 (in thousands)

Revenue              $487,188  $214,111  $1,715,759  $737,369
Expenses              355,716   208,510   1,622,635   720,753
                      -------   -------   ---------   -------
Operating income     $131,472    $5,601     $93,124   $16,616
Net income            $19,475    $3,854     $44,431   $13,111
EBITDA                $42,445    $7,056     $99,933   $26,400

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

The following is a summary of sales volumes of our coal, oil and natural gas production:

                            Three Months Ended     Twelve Months Ended
                                 March 31               March 31
                             2001        2000       2001        2000
                             ----        ----       ----        ----

Tons of coal sold           818,000     793,000   3,075,000    3,146,000

Barrels of oil sold          99,000      79,000     354,000      316,000
Mcf of natural gas sold   1,006,000     716,000   3,564,000    2,799,000
Mcf equivalent sales      1,600,000   1,190,000   5,688,000    4,695,000

The following is a summary of average daily fuel marketing volumes:

                            Three Months Ended   Twelve Months Ended
                                 March 31              March 31
                             2001        2000      2001        2000
                             ----        ----      ----        ----

Natural gas - MMBtus        866,000     630,300   920,000     500,000
Crude oil - barrels          37,000      44,000    43,000      25,300
Coal - tons                   6,100       4,600     4,700       4,700

The independent energy business group's revenues increased 128 percent and 133 percent for the three and twelve month periods, respectively. Earnings of this group increased 405 percent and 239 percent for the three and twelve month periods, respectively. The revenue and earnings increase for the periods were a direct result of increased volumes, increased fuel and power prices related to gas and electricity shortages in the West Coast markets, and the closing of the Indeck Capital acquisition. Daily volumes of natural gas marketed increased 37 percent and 84 percent for the three and twelve month periods, respectively. In addition, the increase in the twelve month period was aided by the acquisition of Indeck Capital and the sale of our ownership interest in a power fund management company which resulted in a $3.7 million pre-tax gain.

Coal Mining Segment
-------------------

                        Three Months Ended     Twelve Months Ended
                             March 31               March 31
                        2001         2000       2001         2000
                        ----         ----       ----         ----
                                      (in thousands)

Revenue                $8,263       $8,095     $30,698      $31,413
Operating income       $2,674       $3,314      $8,155      $12,886
Net income             $2,066       $2,363      $6,405       $9,399
EBITDA                 $3,330       $3,801     $10,387      $14,580

A planned five-week overhaul of the Wyodak plant during the second quarter of 2000 resulted in lower coal sales and earnings for the current twelve month period compared to the prior year.

Oil and Gas Segment
-------------------

                     Three Months Ended     Twelve Months Ended
                           March 31               March 31
                       2001       2000        2001       2000
                       ----       ----        ----       ----
                                   (in thousands)

Revenue               $8,581     $3,962     $23,802     $14,031
Operating income      $4,398     $1,330     $10,974      $4,821
Net income            $2,956       $890      $7,047      $3,086
EBITDA                $6,127     $2,096     $16,025      $7,685

Revenue and earnings of the oil and gas production business segment increased for the three and twelve month periods due to increases in gas volumes sold of 40 percent and 27 percent, respectively, while average gas prices were 3.6 times and 1.7 times higher than the same periods in the prior year, respectively. Barrels of oil sold increased 25 percent and 12 percent for the three and twelve month periods while prices remained comparable.

The following is a summary of our estimated oil and gas reserves at March 31 determined using constant product prices at the end of the respective period. Estimates of economically recoverable reserves are based on a number of variables, which may differ from actual results.

                                                    2001             2000
                                                    ----             ----

               Barrels of oil (in millions)          4.2              3.9
               Bcf of natural gas                   17.2             17.4
               Total in Bcf equivalents             42.9             41.0

In addition to the reserves as of March 31, 2001 noted above, we announced during the first quarter 2001 a definitive agreement to purchase operating and non-operating interests in 74 gas and oil wells from Stewart Petroleum for approximately $10 million. The acquisition was closed early in the second quarter of 2001 and is expected to increase our proved reserves by approximately 10 billion cubic feet equivalent of which approximately 86 percent are natural gas. The acquisition is expected to increase our current production rates by approximately 10 percent.

Fuel Marketing Segment
----------------------

                     Three Months Ended       Twelve Months Ended
                          March 31                 March 31
                      2001         2000        2001         2000
                      ----         ----        ----         ----
                                    (in thousands)

Revenue             $452,299     $202,054    $1,603,712    $691,925
Operating income     $25,188         $988       $48,203       $(919)
Net income           $15,559         $570       $28,975        $688
EBITDA               $25,819       $1,105       $48,693      $4,312

Revenues and earnings increased primarily due to a significant increase in natural gas volumes marketed during the current three and twelve month periods while margins received also increased substantially.

The significant increases can, in part, be attributed to the unusual market conditions in the western markets, which primarily stem from the natural gas and electricity shortages in California and may not recur in the future. However, we believe that the continued growth in demand for natural gas will create opportunities for us to continue to generate strong fuel marketing operating results in the future.

Independent Power Production Segment
------------------------------------

Our independent power segment produced revenues of $18.0 million and $57.5 million for the three and twelve month periods ended March 31, 2001, respectively. Earnings for the same periods were $(1.1) million and $2.0 million, respectively. Results from this segment were not significant for the three and twelve month periods ended March 31, 2000. Current periods results stem from our acquisition of Indeck Capital in the third quarter of 2000. The net loss for the current three month period is due to credit reserves of $2.5 million being established to offset this segments' direct exposure to the volatile western markets.

Early in the second quarter of 2001, we closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility is currently under construction and is expected to come on-line early in the third quarter of 2001. In addition, we obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

Electric Utility Group
----------------------

                      Three Months Ended        Twelve Months Ended
                           March 31                  March 31
                      2001          2000         2001         2000
                      ----          ----         ----         ----
                                     (in thousands)

Revenue              $70,580       $33,299     $210,589     $133,437
Operating income     $28,664       $13,644      $83,228      $52,555
Net income           $17,337        $7,198      $47,244      $27,611
EBITDA               $33,167       $17,478      $98,983      $67,949

Electric utility revenues increased 112 percent and 58 percent for the three and twelve month periods ended March 31, 2000, respectively, compared to the same periods in the prior year. Earnings for the segment increased 141 percent and 71 percent over the same periods, respectively. The increase in revenues and earnings for the three and twelve month periods was primarily due to a 145 percent and a 91 percent increase in wholesale off-system sales at average prices that were seven times and four times higher than the average prices in the same periods of the prior year, respectively. The increase in off-system sales was driven by high spot market prices for energy since the middle of 2000, which enabled us to generate more energy from our combustion turbine facilities, including the Neil Simpson combustion turbine which we placed into commercial operation in June 2000.

Communications Group
--------------------

                          Three Months Ended         Twelve Months Ended
                               March 31                   March 31
                          2001           2000        2001           2000
                          ----           ----        ----           ----
                                          (in thousands)

Revenue                  $3,925          $549       $11,065         $827
Operating expenses        7,697         2,712        25,160        6,289
                          -----         -----        ------        -----
Operating income        $(3,772)      $(2,163)     $(14,095)     $(5,462)
Net income              $(3,891)      $(1,899)     $(14,019)     $(3,315)
EBITDA                  $(1,436)      $(1,466)      $(6,874)     $(3,011)

As of March 31, 2001 our Communications business group is providing broadband services to approximately 10,000 residential and 1,000 business customers. Operating losses primarily attributable to increased interest, depreciation and operating expenses, are expected to continue as we proceed with completion of the network and increase the customer base.

                         Liquidity and Capital Resources

During the three and twelve month periods ended March 31, 2001, we generated sufficient cash flow from operations to meet our operating needs, to pay dividends on common and preferred stock, to pay long-term debt maturities and substantially increase our cash position over March 31, 2000. We continue to fund property additions primarily related to construction of additional electric generation facilities for our independent energy business group through a combination of operating cash flow, increased short-term debt and long-term non-recourse project financing. Investing and financing activities increased primarily due to short and long-term borrowings related to project financing.

During the first quarter of 2001, the Company announced the public offering of 3 million shares of common stock with an option for the underwriters to purchase 450,000 additional shares. Credit Suisse First Boston, Lehman Brothers, CIBC World Markets and UBS Warburg acted as the managers of the underwriting syndicate.

Early in the second quarter of 2001 the Company announced the offering price was set at $52 per share and all 3 million shares were sold with the underwriters exercising their over-allotment option to purchase an additional 383,000 shares. Net proceeds were approximately $165 million after commissions and expenses. The proceeds will be used to fund a portion of the expansion and construction costs related to certain power plant assets of the Company's independent energy group, to repay a portion of current indebtedness under revolving credit facilities, and for general corporate purposes.

There have been no material changes in our forecasted changes in liquidity and capital requirements from those reported in Item 7 of our 2000 Annual Report on Form 10-K filed with the Securities Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk faced by the Company from those reported in the Company's 2000 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7 in the Company's 2000 Annual Report on Form 10-K, and Notes to Consolidated Financial Statements in this Form 10-Q.

                             BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.       Legal Proceedings

              On April 3, 2001, we reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming (File No. 0cv-155B). For more information on this legal proceeding, see Note 6 - LEGAL PROCEEDINGS - of Notes to Consolidated Financial Statements in this Form 10-Q.

Item 2.       Changes In Securities and Use of Proceeds

              (c) On April 20, 2001 we issued the following unregistered securities pursuant to the 2000 earn-out consideration agreed to in the acquisition of Indeck Capital, Inc. on July 7, 2000. The unregistered securities were issued under Rule 506 of Regulation D of the Securities Act of 1933.


                                                              Series 2000-A
                 Stockholder        Common Shares Issued  Preferred Stock Issued
                 -----------        --------------------  ----------------------

                 Gerald R. Forsythe           21,786               554
                 John W. Salyer                4,216               107
                 Michelle R. Fawcett           2,284                58
                 Marsha Fournier               2,284                58
                 Monica Breslow                2,284                58
                 Melissa S. Forsythe           2,284                58

Item 6.       Exhibits and Reports of Form 8-K

              (a) Exhibits

                  Exhibit
                  Number   Description
                  ------   -----------

                    10* New Restated and Amended Coal Supply Agreement dated as of January 1, 2001 between Wyodak Resources Development Corp. and PacifiCorp (filed on April 16, 2001 as
                         Exhibit   10.4  to  the   Registrant's   Form  S-1  No.
                         333-57440).

                    ------------
                    * Previously filed as part of the filing  indicated and
                      incorporated  by  reference herein.

              (b) Reports on Form 8-K

                    We have filed the following Reports on Form 8-K since December 31, 2000.

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

                    Form 8-K/A1 dated February 16, 2001.

                           Filed the financial statements and exhibits for the Form 8-K filed on January 12, 2001.

                    Form 8-K dated April 6, 2001.

                           Reported the Settlement of the PacifiCorp Litigation.

                             BLACK HILLS CORPORATION

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BLACK HILLS CORPORATION


                              /s/ Roxann R. Basham
                              ---------------------------------------------
                              Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)


                              /s/ Mark T. Thies
                              ---------------------------------------------
                              Mark T. Thies, Senior VP & CFO
                              (Principal Financial Officer)


Dated:   May 15, 2001