Form 10-Q/A
period 2001-03-31
BLACK HILLS CORP /SD/
filed 2001-07-05
CIK 1130464

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                      Page
                                                                     Number
                                                                     ------
PART I.  FINANCIAL INFORMATION


Item 2.           Management's Discussion and Analysis of            3-9
                    Financial Position and Results of Operations



Signatures                                                           10

                             BLACK HILLS CORPORATION


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

The following business group and segment information includes intercompany eliminations with the exception of intercompany coal sales which are not eliminated in accordance with the provisions of SFAS No. 71 and the calculations of EBITDA:

Independent Energy Group


                     Three Months Ended Twelve Months Ended
                           March 31            March 31
                       2001      2000      2001        2000
                       ----      ----      ----        ----
                                 (in thousands)

Revenue              $487,188  $214,111  $1,715,759  $737,369
Expenses              449,198   208,510   1,622,635   720,753
                      -------   -------   ---------   -------
Operating income      $37,990    $5,601     $93,124   $16,616
Net income            $19,475    $3,854     $44,431   $13,111
EBITDA                $42,445    $7,056     $99,933   $26,400


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


Dated:   July 5, 2001