Form 10-Q
period 2001-06-30
BLACK HILLS CORP /SD/
filed 2001-08-14
CIK 1130464

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001.

     OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Class                                 Outstanding at July 31, 2001

  Common stock, $1.00 par value                         26,398,986 shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                      Page
                                                                     Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income-                          3
           Three, Six and Twelve Months
           Ended June 30, 2001 and 2000

         Consolidated Balance Sheets-                                4
           June 30, 2001, December 31, 2000
           and June 30, 2000

         Consolidated Statements of Cash Flows-                      5
           Three, Six and Twelve Months
           Ended June 30, 2001 and 2000

         Notes to Consolidated Financial Statements                  6-16

Item 2.  Management's Discussion and Analysis of                     17-24
           Financial Position and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about              25
           Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           26

Item 2.  Changes in Securities and Use of Proceeds                   26

Item 4.  Submission of Matters to a Vote of Security Holders         26-27

Item 6.  Exhibits and Reports on Form 8-K                            27

Signatures                                                           28

                             BLACK HILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                     Three Months                 Six Months                  Twelve Months
                                                        June 30                      June 30                      June 30
                                                   2001          2000          2001           2000          2001           2000
                                                   ----          ----          ----           ----          ----           ----
                                                                       (in thousands, except per share amounts)
Operating revenues                              $ 419,049     $ 336,978     $ 980,742      $ 584,960    $ 2,019,703     $1,022,439
                                                ---------     ---------     ---------      ---------    ------------    ----------
Operating expenses:
    Fuel and purchased power                      298,581       297,431       745,089        505,046      1,610,884        860,453
    Operations and maintenance                     15,399         8,970        28,183         17,690         57,303         35,067
    Administrative and general                     23,010         5,292        46,391          9,697         80,432         22,015
    Depreciation, depletion and amortization       12,644         6,890        24,524         13,486         43,870         26,723
    Taxes, other than income taxes                  5,410         3,195        10,981          6,884         19,000         13,936
                                               ----------     ---------     ---------      ---------    -----------     ----------
                                                  355,044       321,778       855,168        552,803      1,811,489        958,194
                                               ----------     ---------     ---------      ---------    -----------     ----------
Operating income                                   64,005        15,200       125,574         32,157        208,214         64,245
                                               ----------     ----------    ---------      ---------    -----------     ----------
Other income (expense):
    Interest expense                               (9,349)       (6,264)      (20,278)       (11,706)       (39,922)       (19,651)
    Interest income                                 1,010         2,590         1,652          4,631          4,240          6,826
    Other, net                                      2,965           226         4,386           (302)         8,487            880
                                               ----------    ----------     ---------      ---------    -----------     ----------
                                                   (5,374)       (3,448)      (14,240)        (7,377)       (27,195)       (11,945)
                                               ----------    ----------     ---------      ---------    -----------     ----------
Income before minority interest
  and income taxes                                 58,631        11,752       111,334         24,780        181,019         52,300
Minority interest                                  (2,611)            -        (4,571)            65        (15,909)         1,485
Income taxes                                      (21,167)       (3,691)      (39,819)        (7,723        (62,441)       (16,389)
                                               ----------    ----------     ---------      ---------    -----------     ----------

          Net income                               34,853         8,061        66,944         17,122        102,669         37,396
Preferred stock dividends                            (300)            -          (342)             -           (420)             -
                                               ----------    ----------     ---------      ---------    -----------     ----------
Net income available for common stock          $   34,553    $    8,061     $  66,602      $  17,122    $   102,249     $   37,396
                                               ==========    ==========     =========      =========    ===========     ==========

Weighted average common shares outstanding:
    Basic                                          25,502        21,394        24,245         21,385         23,550         21,458
                                               ==========    ==========     =========      =========    ===========     ==========
    Diluted                                        25,978        21,449        24,691         21,429         24,014         21,503
                                               ==========    ==========     =========      =========    ===========     ==========

Earnings per share of common stock:
    Basic                                      $     1.35    $     0.38     $    2.75      $    0.80    $      4.34     $     1.74
                                               ==========    ==========     =========      =========    ===========     ==========
    Diluted                                    $     1.34    $     0.38     $    2.71      $    0.80    $      4.28     $     1.74
                                               ==========    ==========     =========      =========    ===========     ==========

Dividends paid per share of common stock       $     0.28    $     0.27     $    0.56      $    0.54    $      1.10     $     1.06
                                               ==========    ==========     =========      =========    ===========     ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         Unaudited                             Unaudited
                                                                          June 30          December 31          June 30
                                                                            2001              2000               2000
                                                                            ----              ----               ----
                                                                               (in thousands, except share amounts)
                               ASSETS
Current assets:
    Cash and cash equivalents                                           $    35,588       $    24,913        $    13,644
    Securities available-for-sale                                             3,263             2,113              4,552
    Receivables (net of allowance for doubtful accounts of $6,452,
         $3,631 and $325, respectively) -
      Customers                                                             142,214           278,436            134,117
      Other                                                                  10,380            21,283             88,177
    Materials, supplies and fuel                                             20,532            16,545             11,283
    Prepaid expenses                                                          7,701             7,428              3,384
    Derivatives at market value                                              56,185            68,292              5,158
                                                                        -----------       -----------        -----------
                                                                            275,863           419,010            260,315
                                                                        -----------       -----------        -----------
Investments                                                                  73,180            63,965             18,334
                                                                        -----------       -----------        -----------
Property and equipment                                                    1,304,782         1,072,129            752,342
    Less accumulated depreciation and depletion                            (301,822)         (277,848)          (255,127)
                                                                        -----------       -----------        -----------
                                                                          1,002,960           794,281            497,215
                                                                        -----------       -----------        -----------
Other assets:
    Derivatives at market value                                               3,868                 -                  -
    Regulatory asset                                                          4,134             4,134              3,944
    Other, principally goodwill                                              44,753            38,930             11,372
                                                                        -----------       -----------        -----------
                                                                             52,755            43,064             15,316
                                                                        -----------       -----------        -----------
                                                                         $1,404,758        $1,320,320        $   791,180
                                                                        ===========       ===========        ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                $    14,470      $     13,960         $    3,029
    Notes payable                                                            72,854           211,679            156,699
    Accounts payable                                                        143,393           247,596            133,155
    Accrued liabilities                                                      48,379            49,661             24,494
    Derivatives at market value                                              59,995            65,960              5,158
                                                                        -----------      ------------       ------------
                                                                            339,091           588,856            322,535
                                                                        -----------      ------------       ------------
Long-term debt, net of current maturities                                   434,332           307,092            159,260
                                                                        -----------      ------------       ------------
Deferred credits and other liabilities:
    Derivatives at market value                                               2,694                 -                  -
    Investment tax credits                                                    2,289             2,530              2,776
    Federal income taxes                                                     62,193            62,679             49,006
    Reclamation and regulatory liability                                     22,468            22,340             26,326
    Other                                                                    14,591            16,516              8,068
                                                                        -----------      ------------       ------------
                                                                            104,235           104,065             86,176
                                                                        -----------      ------------       ------------
Minority interest in subsidiaries                                            27,246            37,961                  -
                                                                        -----------      ------------       ------------
Stockholders' equity:
   Preferred stock - no par Series 2000-A; 21,500 shares authorized;
    Issued and Outstanding: 4,893; 4,000 and 0 shares, respectively           5,175             4,000                  -
                                                                        -----------      ------------       ------------
   Common stock equity-
    Common stock $1 par value; 100,000,000 shares authorized;
      Issued: 26,769,144; 23,302,111 and 21,751,207 shares, respectively     26,769            23,302             21,751
    Additional paid-in capital                                              236,956            73,442             40,909
    Retained earnings                                                       244,406           191,482            167,617
    Treasury stock                                                           (8,841)           (9,067)            (7,556)
    Accumulated other comprehensive income (loss)                            (4,611)             (813)               488
                                                                        -----------      ------------       ------------
                                                                            494,679           278,346            223,209
                                                                        -----------      ------------       ------------
      Total stockholders' equity                                            499,854           282,346            223,209
                                                                        -----------      ------------       ------------
                                                                         $1,404,758        $1,320,320           $791,180
                                                                        ===========      ============       ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Three Months               Six Months               Twelve Months
                                                                    June 30                   June 30                    June 30
                                                               2001         2000         2001         2000         2001        2000
                                                               ----         ----         ----         ----         ----        ----
                                                                                           (in thousands)
Operating activities:
     Net income available for common stock                     $34,553       $8,061      $66,602      $17,122    $102,249   $37,396
     Principal non-cash items-
        Depreciation, depletion and amortization                12,644        6,890       24,524       13,486      43,870    26,723
        Gain on sales of assets                                      -            -            -            -      (3,736)        -
        Deferred income taxes and investment tax credits         1,511          388         (727)        (219)    (10,087)    1,148
        Undistributed earnings of affiliates                    (5,219)           -       (7,342)           -     (10,172)        -
        Minority interest                                        2,611            -        4,571            -      15,909         -
     Change in operating assets and liabilities-
        Accounts receivable and other current assets            28,241      (34,444)     141,050      (59,585)     (9,549)  (50,218)
        Accounts payable and other current liabilities         (36,835)      29,920     (105,485)      51,206      27,381    46,962
        Derivative fair value adjustment                           697            -       (2,738)           -      (5,070)        -
        Other, net                                                 612          351       (2,775)       5,381       5,758      (813)
                                                             ---------    ---------    ---------    ---------   ---------  --------
                                                                38,815       11,166      117,680       27,391     156,553    61,198
                                                             ---------    ---------    ---------    ---------   ---------  --------

Investing activities:
     Property additions                                       (206,967)     (37,941)    (235,915)     (53,207)   (321,338) (111,285)
     (Increase) decrease in investments                         (1,602)      (8,171)         (57)     (32,327)     22,624   (90,943)
     Payment for acquisition of net assets, net of cash        (10,410)           -      (10,410)           -     (39,098)        -
       acquired
     Proceeds from sales of assets                                   -            -            -            -       5,500         -
     Available-for-sale securities purchased                         -            -            -            -           -    (2,691)
     Available-for-sale securities sold                              -        1,853            -        6,935       1,139    14,740
                                                             ---------    ---------    ---------    ---------   ---------  --------
                                                              (218,979)     (44,259)    (246,382)     (78,599)   (331,173) (190,179)
                                                             ---------    ---------    ---------    ---------   ---------  --------

Financing activities:
     Dividends paid                                             (7,150)      (5,876)     (13,429)     (11,746)    (25,211)  (23,050)
     Treasury stock (purchased) sold, net                            -           96          226          474      (1,285)   (1,025)
     Common stock issued                                       164,606          103      165,160          263     168,751       437
     Increase (decrease) in short-term borrowings             (160,404)      37,425     (138,825)      59,120    (124,097)  151,086
     Long-term debt - issuance                                 135,014        1,075      135,689        1,075     195,689     1,075
     Long-term debt - repayments                                (4,808)        (289)      (7,939)        (816)     (9,446)   (1,330)
     Subsidiary distributions to minority interests             (1,168)           -       (1,505)           -      (7,837)        -
                                                             ---------    ---------    ---------    ---------    --------  --------
                                                               126,090       32,534      139,377       48,370     196,564   127,193
                                                             ---------    ---------     --------    ---------    --------  --------

        Increase (decrease) in cash and cash equivalents       (54,074)        (559)      10,675       (2,838)     21,944   (1,788)

Cash and cash equivalents:
     Beginning of period                                        89,662       14,203       24,913       16,482      13,644    15,432
                                                             ---------    ---------     --------    ---------    --------  --------
     End of period                                           $  35,588    $  13,644     $ 35,588    $  13,644    $ 35,588  $ 13,644
                                                             =========    =========     ========    =========    ========  ========

Supplemental disclosure of cash flow information:

     Cash paid during the period for-
        Interest                                             $   8,144    $   5,167     $ 19,954    $  11,450    $ 39,876  $ 19,302
        Income taxes                                           $28,900    $   7,750     $ 34,800    $   7,750    $ 45,568  $ 13,751

Non-cash net assets acquired through issuance of common
  and preferred stock                                        $   2,747    $       -     $  2,747    $       -    $ 36,840  $      -


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

         Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2001, December 31, 2000 and June 30, 2000, financial information and are of a normal recurring nature. The results of operations for the three, six and twelve months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

(2)      RECLASSIFICATIONS

         Certain 2000 amounts in the financial statements have been reclassified to conform to the 2001 presentation. These reclassifications did not have an effect on the Company's stockholders' investment or results of operations as previously reported.

(3)      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Management is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on the Company's consolidated financial statements.

(4)      CHANGE IN ACCOUNTING PRINCIPLE

         In June 1998, the FASB issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

         SFAS 133 allows special hedge accounting for fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

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

         On January 1, 2001, the Company adopted SFAS 133. The Company had certain non-trading energy contracts and interest rate swaps documented as cash flow hedges, which upon adoption resulted in a decrease to accumulated other comprehensive income of $10.1 million.

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

(5)      CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

         In conjunction with the closing of the Fountain Valley acquisition (Note 11) the Company issued long-term non-recourse project level financing. The debt matures July 1, 2006, has a floating interest rate (5.13 percent at June 30, 2001), and is collateralized by a mortgage on the project's land and facilities, leases and rights, including rights to receive payments under long-term purchase power contracts. In addition, during the second quarter of 2001 the Company used net proceeds from its common stock offering (Note 10) to pay down approximately $163 million of its borrowings under short-term credit facilities.

         Other than the above transactions, the Company had no other material changes in its consolidated indebtedness, as reported in Notes 6 and 7 of the Company's 2000 Annual Report on Form 10-K.

(6)      COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:

                                                           Three Months                 Six Months             Twelve Months Ended
                                                              Ended                       Ended                      June 30
                                                             June 30                     June 30
                                                        2001          2000          2001          2000          2001          2000
                                                        ----          ----          ----          ----          ----          ----
                                                                                      (in thousands)

Net income available for common stock                 $34,553        $8,061       $66,602       $17,122       $102,249      $37,396
Other comprehensive income:
  Unrealized gain (loss) on available-
    for-sale securities                                   127           488         1,151           488           (150)         488
  Initial impact of adoption of SFAS
    133, net of minority interest                           -             -        (7,518)            -         (7,518)           -
  Fair value adjustment on derivatives
    designated as cash flow hedges net of
    minority interest                                   5,005             -         2,569             -          2,569            -
                                                      -------        ------       -------       -------        -------      -------

Comprehensive income                                  $39,685        $8,549       $62,804       $17,610        $97,150      $37,884
                                                      =======        ======       =======       =======        =======      =======


(7)      SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

         The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of June 30, 2001, substantially all of the Company's operations and assets are located within the United States. The Company's operations are conducted through six business segments that include: Electric group and segment, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Independent Energy group consisting of the following segments:
         Mining, which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas, which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Fuel Marketing, which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions markets; Independent Power, which produces and sells power to wholesale customers; and Communications group and Others, which primarily markets communications and software development services.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2000 Annual Report on Form 10-K. In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income is as follows (in thousands):

                              External         Inter-segment
                         Operating Revenues Operating Revenues Net Income (loss)
Quarter to Date
June 30, 2001

Electric                      $ 61,280           $    321         $16,626
Mining                           5,237              2,644           2,211
Oil and gas                      8,251              1,024           2,963
Fuel marketing                 312,080              9,403          11,793
Independent power               24,975                  -           3,687
Communications and others        4,582              1,117          (2,427)
Intersegment eliminations            -            (11,865)              -
                              --------           --------         -------

Total                         $416,405           $  2,644         $34,853
                              ========           ========         =======


                             External          Inter-segment
                         Operating Revenues Operating Revenues Net Income (loss)
Quarter to Date
June 30, 2000

Electric                      $ 35,899           $       -         $7,094
Mining                           3,480               2,338          1,441
Oil and gas                      4,272                   -          1,226
Fuel marketing                 289,461                   -            593
Independent power                  158                   -             98
Communications and others        1,370                 952         (2,391)
Intersegment eliminations            -                (952)             -
                              --------           ---------         ------

Total                         $334,640           $   2,338         $8,061
                              ========           =========         ======

                             External          Inter-segment
                         Operating Revenues Operating Revenues Net Income (loss)
Year to Date
June 30, 2001

Electric                     $ 131,858           $    322          $33,964
Mining                          10,658              5,486            4,275
Oil and gas                     16,833              1,024            5,919
Fuel marketing                 764,379             12,994           27,353
Independent power               43,020                  -            2,582
Communications and others        8,508              2,217           (7,149)
Intersegment eliminations            -            (16,557)               -
                             ---------           --------         --------

Total                        $ 975,256           $  5,486         $ 66,944
                             =========           ========         ========

                             External          Inter-segment
                         Operating Revenues Operating Revenues Net Income (loss)
Year to Date
June 30, 2000

Electric                     $  69,198          $       -          $14,292
Mining                           9,060              4,853            3,804
Oil and gas                      8,234                  -            2,116
Fuel marketing                 491,514                  -            1,161
Independent power                  242                  -              130
Communications and others        1,859              1,858           (4,381)
Intersegment eliminations            -             (1,858)               -
                              --------           --------          -------

Total                         $580,107             $4,853          $17,122
                              ========           ========          =======


                             External          Inter-segment
                         Operating Revenues Operating Revenues Net Income (loss)
12 Months Ended
June 30, 2001

Electric                      $  235,915       $    376          $  56,776
Mining                            22,478         10,283              7,174
Oil and gas                       27,782          2,169              8,783
Fuel marketing                 1,626,660         26,170             40,211
Independent power                 82,193            329              5,694
Communications and others         14,392          3,987            (15,969)
Intersegment eliminations              -        (33,031)                 -
                              ----------       --------          ---------

Total                         $2,009,420        $10,283           $102,669
                              ==========       ========          =========

                             External          Inter-segment
                         Operating Revenues Operating Revenues Net Income (loss)

12 Months Ended
June 30, 2000

Electric                     $  138,615        $      -            $29,782
Mining                           22,452           7,800              8,291
Oil and gas                      15,242               -              3,776
Fuel marketing                  835,951               -              1,225
Independent power                   242               -                 87
Communications and others         2,137           3,623             (5,765)
Intersegment eliminations             -          (3,623)                 -
                             ----------        --------           --------

Total                        $1,014,639        $  7,800            $37,396
                             ==========        ========           ========

         Other than the following transactions the Company had no other material changes in total assets of its reporting segments, as reported in Note 13 of the Company's 2000 Annual Report on Form 10-K, beyond changes resulting from normal operating activities.

          o During the first quarter of 2001, as part of the Company's reorganization plan associated with the new "holding company" structure effected in the fourth quarter of 2000, the Company transferred ownership interest in Wyodak Resources Development Corp. between its wholly-owned subsidiaries Black Hills Power and Black Hills Energy Ventures. This transaction had the effect of reducing the "Electric" reporting segment's total assets by approximately $89.6 million. Black Hills Energy Ventures is an "intermediate level" holding company and is not included in a reporting segment.

          o The Independent Power segment had additions to its power generation assets of approximately $200 million, primarily related to the acquisition and construction of the Fountain Valley facility, expansion of the Valmont and Arapahoe facilities and construction of the Wyoming combustion turbine.

          o The Oil and Gas segment had additions to its oil and gas properties of approximately $16 million of which $10 million was related to its acquisition of Stewart Petroleum.

          o The Communications segment had additions to its communications plant of approximately $12 million related to its continued network build-out.

(8)      LEGAL PROCEEDINGS

         On April 3, 2001, we reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming, (File No. 00CV-155B). The litigation concerned the parties' rights and obligations under the Further Restated and Amended Coal Supply Agreement dated May 5, 1987, under which PacifiCorp purchased coal from our coal mine to meet the coal requirements of the Wyodak Power Plant. The Settlement Agreement provided for the dismissal of the litigation, with prejudice, coupled with the execution of several new coal-related agreements between the parties discussed below. We believe the value of the Settlement Agreements is equal to the net present value of the litigated Further Restated and Amended Coal Supply Agreement.

         New Restated and Amended Coal Supply Agreement: Effective January 1, 2001, the parties agreed to terminate the Further Restated and Amended Coal Supply Agreement, and replace it with the New Restated and Amended Coal Supply Agreement (New Agreement). The New Agreement begins on January 1, 2001, and extends to December 31, 2022. Under the New Agreement, we received an extension of sales beyond the June 8, 2013 term of the former Coal Supply Agreement. PacifiCorp will receive a price reduction for each ton of coal purchased. The minimum purchase obligation under the New Agreement increased to 1,500,000 tons of coal for each calendar year of the contract term, subject to adjustment for planned outages. The New Agreement further provides for a special one-time payment by PacifiCorp in the amount of $7,374,000, to be paid on or before September 1, 2001. This payment is being recognized as revenue over the life of the New Agreement.

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

         KFx Facility Output Agreement: The KFx plant is a coal enhancement facility we own located near our Wyodak Coal Mine. The KFx plant was built to produce an enhanced coal known as "K-Fuel." Assuming the plant becomes operational, PacifiCorp agrees to purchase K-Fuel for a term beginning January 1, 2002, and extending to December 31, 2007. If the plant is not operational on or before December 31, 2003, the agreement will become void. Under this agreement, PacifiCorp agrees to purchase the output of K-Fuel from the KFx plant, up to a maximum of 500,000 tons for each calendar year from 2002 through 2007 at fixed price with market based escalation. Wyodak reserves the right to sell up to a total of 100,000 tons from the output of the KFx plant to other customers during the same time period.

(9)      PRICE RISK MANAGEMENT

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

         Energy Trading Activities

         The Company, through its independent energy business group, utilizes financial instruments for its fuel marketing services. These financial instruments include fixed-for-float swap financial instruments, basis swap financial instruments and costless collars traded in the over-the-counter financial markets.

         These derivatives are not held for speculative purposes but rather serve to hedge the Company's exposure related to commodity purchases or sales commitments. Under SFAS 133 and EITF 98-10, these transactions qualify as derivatives or energy trading activities that must be accounted for at fair value. As such, realized and unrealized gains and losses are recorded as a component of income. Because the Company does not, as a policy, permit speculation with "open" positions, substantially all of its trading activities are back-to-back positions where a commitment to buy/(sell) a commodity is matched with a committed sale/(buy) or financial instrument. The quantities and maximum terms of derivative financial instruments held for trading purposes at June 30, 2001, December 31, 2000 and June 30, 2000 are as follows:

                                                                                 Max. Term
        June 30, 2001                                  Volume Covered             (Years)
        -------------                                  --------------             -------
        (MMBtus)
        Natural gas basis swaps purchased                 29,064,178                  2
        Natural gas basis swaps sold                      29,283,500                  2
        Natural gas fixed-for-float swaps purchased       15,469,668                  1
        Natural gas fixed-for-float swaps sold            11,728,279                  1
        Natural gas swing swaps purchased                  1,044,576                  1
        Natural gas swing swaps sold                      12,623,950                  1

        (Tons)
        Coal tons sold                                       961,046                  1
        Coal tons purchased                                1,074,046                  1

                                                                                Max. Term
        June 30, 2000                                  Volume Covered            (Years)
        -------------                                  --------------            -------
        (MMBtus)
        Natural gas basis swaps purchased                 26,692,328                  3
        Natural gas basis  swaps sold                     23,072,000                  3
        Natural gas fixed-for-float swaps purchased        8,390,437                  1
        Natural gas fixed-for-float swaps sold            10,312,447                  1

                                                                                Max. Term
        December 31, 2000                              Volume Covered            (Years)
        -----------------                              --------------            -------
        (MMBtus)
        Natural gas basis swaps purchased                 25,577,894                  2
        Natural gas basis swaps sold                      26,059,621                  2
        Natural gas fixed-for-float swaps purchased        6,476,222                  1
        Natural gas fixed-for-float swaps sold             7,360,560                  1

        (Tons)
        Coal tons sold                                       988,000                  1
        Coal tons purchased                                  896,000                  1


         As required under SFAS 133 and EITF 98-10, derivatives and energy trading activities were marked to fair value on June 30, 2001, and the gains and losses recognized in earnings. The amounts related to the accompanying consolidated balance sheet and income statement as of and for the three, six and twelve month periods ended June 30, 2001 are as follows (in thousands):


                                                                    Three Month           Six Month          Twelve Month
Instrument                                Asset      Liability      Gain (Loss)          Gain (Loss)         Gain (Loss)
----------                                -----      ---------      ------------         -----------         -----------
Natural gas basis swaps                  $  7,708       $11,272           $1,773              $7,029              $(1,439)

Natural gas
fixed-for-float swaps                      16,424        22,765           (5,210)             (3,869)              (4,177)

Natural gas physical                       20,104         4,944            3,532               1,197                9,882

Coal transactions                           7,363         5,507              314                 945                1,855

Crude oil transactions                      7,153         6,475               23                 155                  678
                                         --------      --------          -------              ------              -------

  Totals                                 $ 58,752      $ 50,963          $   432              $5,457              $ 6,799
                                         ========      ========          =======              ======              =======

         There were no significant differences between the fair values of derivative assets and liabilities at June 30, 2000.

         Non-trading Energy Activities

         To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into swaps and costless collar transactions. The transactions are used to hedge price risk from sales of the Company's forecasted crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting as allowed under SFAS 133.

         At June 30, 2001, the Company had fixed-for-float swaps and costless collars to hedge portions of its crude oil and natural gas production. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, the hedges met the effectiveness testing criteria and retained their cash flow hedge status. The crude oil hedges recorded ineffectiveness due to basis risk and time value. The effective portion of the gain or loss on these derivatives is reported in other comprehensive income and the ineffective portion is reported in earnings.

         At June 30, 2001, the Company had fixed-for-float swaps for 17,000 barrels of crude oil per month through December of 2001 with a net fair value of $0.1 million and 10,000 barrels of crude oil per month for January through September of 2002 with a net fair value of $0.1 million. The Company had costless collars (purchased put - sold call) for 10,000 barrels of crude oil per month for 2001 with a net fair value of $0.1 million. In addition, the Company hedged a portion of its forecasted 2001 natural gas production with fixed-for-float swaps. At June 30, 2001 these natural gas swaps were for 676,000 MMBtus with a net fair value of $0.9 million.

         The effective portion of the gains and losses on these derivatives was recorded in other comprehensive income. At June 30, 2001, accumulated other comprehensive income for all non-trading energy swaps and options was approximately $1.2 million.

         Derivative fair value gains and losses are recorded in other comprehensive income for the effective portion of the hedge and in earnings for the ineffective portion. The ineffective portion includes both time value and basis risk. The net gain recognized in earnings prior to actual cash settlement is $0.1 million.

         Financing Activities

         To reduce risk from fluctuations in interest rates, the Company enters into interest rate swap transactions. These transactions are used to hedge interest rate risk for variable rate debt financing. For such transactions, the Company utilizes hedge accounting per the requirements of SFAS 133. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At June 30, 2001, the Company had interest rate swaps with an average balance notional amount of $162.7 million, having a maximum term of six years and a fair value of $(9.1) million. Because these hedges are fully effective (no time value or basis risk), the entire derivative fair value is recorded in accumulated other comprehensive income.

         At June 30, 2001, the Company had $363.2 million of outstanding, floating-rate debt of which $187.0 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

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

(10)     COMMON STOCK OFFERING

         During the first quarter of 2001, the Company announced the public offering of 3 million shares of common stock with an option for the underwriters to purchase 450,000 additional shares. Credit Suisse First Boston, Lehman Brothers, CIBC World Markets and UBS Warburg acted as the managers of the underwriting syndicate.

         Early in the second quarter of 2001 the Company announced the offering price was set at $52 per share and all 3 million shares were sold with the underwriters exercising their over-allotment option to purchase an additional 383,000 shares. Net proceeds were approximately $163 million after commissions and expenses. The proceeds were used to repay a portion of current indebtedness under revolving credit facilities.

(11)     ACQUISITIONS

         Early in the second quarter of 2001, the Company's independent power subsidiary, Black Hills Energy Capital, closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility is currently under construction and is expected to come on-line early in the third quarter of 2001. The facility was purchased from Enron Corporation. Total cost of the project is expected to be $183 million and has been financed primarily with non-recourse financing from Union Bank of California. The Company has obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

(12)     SUBSEQUENT EVENT

         Early in the third quarter of 2001, Black Hills Energy Capital announced it had signed a definitive agreement to purchase a 273 MW gas-fired power generation complex located in North Las Vegas, Nevada from Enron North America, a wholly-owned subsidiary of Enron Corporation. The transaction is expected to close during the third quarter 2001.

         Expansion of the present 51 MW co-generation site near Las Vegas is now under way. Construction of a new combined cycle generation facility adjacent to the existing plant will add approximately 222 MW of capacity to the existing plant site. The Company anticipates total acquisition and construction costs for the 273 MW complex to be approximately $330 million. The new generation is expected to phase in operations in the third quarter of 2002. The facility will feature LM-6000 gas-fired turbine technology comparable to the Company facilities in Colorado and Wyoming. The Company has initiated discussions with several banks and expects to finance the project primarily with non-recourse debt.

         As part of the transaction, the Company also has secured long-term contracts for the output of the facility. Nearly all of the capacity and energy produced by the existing 51 MW plant is under contract through 2024 with the remainder being merchant power. The power of the planned 222 MW combined-cycle plant is sold under a 15-year contract. The contract requires the purchaser to provide fuel to the power plant when the plant is dispatched.

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

The following discussion should be read in conjunction with Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our business and industry outlooks as disclosed in that filing continue to be consistent with management's current expectations and assessments.

                              Results of Operations

Consolidated Results

Consolidated earnings for the three month period ended June 30, 2001 were $34.6 million or $1.34 per share compared to $8.1 million or $0.38 per share in the same period of the prior year. Consolidated earnings for the six month periods ended June 30, 2001 and 2000 were $66.6 or $2.71 per share and $17.1 million, or $0.80 per share respectively, and consolidated earnings for the twelve month period ended June 30, 2001 were $102.2 million or $4.28 per share compared to $37.4 or $1.74 per share for the same period of the prior year.

Increases in earnings for the three, six and twelve month periods ended June 30, 2001 were primarily driven by continued strong performance in our wholesale natural gas marketing business and increased off-system wholesale electricity sales. Strong results in our independent energy business group and electric utility business group were partially offset by losses in our communications group.

Unusual energy market conditions stemming primarily from gas and electricity shortages in the West contributed to the strong financial performance in the second quarter of 2001. The Company estimated that more than half of the reported $1.34 earnings per share for the three months ended June 30, 2001 could be attributed to high prices of natural gas and electricity and high gas trading margins during April and May. Energy prices decreased substantially beginning in June 2001.

Consolidated revenues for the three, six and twelve month periods ended June 30, 2001 were $419.0 million, $980.7 million and $2.0 billion, respectively. Revenues for the same periods ended June 30, 2000 were $337.0 million, $585.0 million and $1.0 billion, respectively.

The growth in revenues was a result of high energy commodity prices through May 2001 and increased volumes of fuel marketed, primarily as a result of extreme price volatility in the western markets, acquisitions and growth in the independent energy business group and increases in off-system sales by our electric utility.

Consolidated operating expenses have increased significantly during the three, six and twelve month periods ended June 30, 2001, primarily due to operating costs of acquired and expanded businesses, increased employee costs for growing operations and higher commissions related to performance levels in our fuel marketing and wholesale energy businesses. In addition, for the six and twelve month periods there were significant increases in fuel costs associated with operation of our combustion turbines and purchased power costs related to excess capacity being sold to western markets.

Revenue and net income (loss) provided by each business group as a percentage of our total revenue and net income were as follows:

                               Three Months Ended                   Six Months Ended                  Twelve Months Ended
                                     June 30                            June 30                            June 30
                              2001             2000              2001             2000             2001              2000
                              ----             ----              ----             ----             ----              ----

Revenues

Independent energy               84%              89%              86%               88%              87%              86%
Electric utility                 15               11               13                12               12               14
Communications                    1                -                1                 -                1                -
                                ---              ---              ---               ---              ---              ---
                                100%             100%             100%              100%             100%             100%
                                ===              ===              ===               ===              ===              ===
Net Income/(Loss)

Independent energy               59%              42%              60%               42%              60%              36%
Electric utility                 48               88               51                83               55               80
Communications and other         (7)             (30)             (11)              (25)             (15)             (16)
                                ---              ---              ---               ---              ---              ---
                                100%             100%             100%              100%             100%             100%
                                ===              ===              ===               ===              ===              ===


We expect that earnings growth from the independent energy group over the next few years will be driven primarily by our continued expansion in the independent power production segment. We also believe that strength in commodity prices and increased volumes produced and marketed will provide the opportunity for strong results in our fuel marketing and oil and gas production operations.

Our electric utility has continued to produce modest growth in revenue and earnings from the retail business over the past two years. We believe that this trend is stable and that, absent unplanned system outages, it will continue for the next several years due to the extension of our electric utility's rate freeze until January 1, 2005. The share of the utility's future earnings generated from wholesale off-system sales will depend on many factors, including native load growth, plant availability and commodity prices in available markets.

Although our communications business continues to significantly increase residential and business customers, losses are expected to continue as the group proceeds with completing the network and increasing the customer base. Net income is expected to be achieved by 2004. We have increased our previously disclosed estimate of net losses in 2001 to $12 million due to an increase in certain reserves for inventory and carrier billings.

The following business group and segment information does not include intercompany eliminations:

Independent Energy Group

                      Three Months Ended                     Six Months Ended                    Twelve Months Ended
                             June 30                                June 30                              June 30
                     2001               2000               2001                2000               2001              2000
                     ----               ----               ----                ----               ----              ----
                                                                (in thousands)
Revenue             $363,614           $299,709          $854,394           $513,903           $1,798,064          $881,687
Expenses             326,122            294,966           778,922            503,475            1,672,126           864,431
                    --------           --------          --------           --------           ----------          --------
Operating income    $ 37,492           $  4,743          $ 75,472           $ 10,428           $  125,938          $ 17,256
Net income          $ 20,654           $  3,358          $ 40,129           $  7,211           $   61,862          $ 13,379
EBITDA              $ 44,122           $  6,227          $ 86,570           $ 13,283           $  138,046          $ 26,558

EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is used by management and some investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, or as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by accounting principles generally accepted in the United States. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following table provides a summary of certain operating statistics of our independent energy group:

                                Three Months Ended                    Six Months Ended                   Twelve Months Ended
                                      June 30                             June 30                              June 30
                              2001               2000              2001              2000              2001               2000
                              ----               ----              ----              ----              ----               ----
Fuel production:
Tons of coal sold            775,000            585,400          1,592,800         1,378,700          3,264,400          3,011,500
Mcf equivalent sales       1,677,400          1,186,900          3,275,900         2,378,000          6,175,600          4,717,500
Average price per
  barrel of oil sold
  (including hedge
  transactions)               $25.26             $20.95             $24.67            $20.71            $23.66             $18.39
Average price per Mcf
  of natural gas sold
  (including hedge
  transactions)                $5.09              $2.35              $5.24             $2.26             $4.31              $2.20
Fuel marketing
average daily volumes:
Natural gas - MMBtus         912,700            822,300            889,600           726,300            942,200            610,000
Crude oil - barrels           38,400             47,000             37,900            45,400             40,800             32,300
Coal - tons                    6,300              4,200              6,200             4,400              5,300              4,500


The independent energy business group's revenues increased 21 percent, 66 percent and 104 percent for the three, six and twelve month periods, respectively. Earnings from the Independent Energy business group increased from 2000 amounts by $17.3 million, or $0.67 per share, and $32.9 million, or $1.33 per share, and $48.5 million, or $2.02 per share for the three, six and twelve month periods ended June 30, 2001, respectively. The revenue and earnings increase for the periods were a direct result of increased volumes, increased fuel and power prices related to gas and electricity shortages in the West Coast markets, and the closing of various acquisitions. In addition, the increase in the twelve-month period was aided by the sale of our ownership interest in a power fund management company which resulted in a $3.7 million pre-tax gain. Daily volumes of natural gas marketed increased 11 percent, 22 percent and 54 percent for the three, six and twelve month periods, respectively.

Coal Mining Segment

                           Three Months Ended                   Six Months Ended                    Twelve Months Ended
                                June 30                              June 30                              June 30
                        2001               2000             2001                2000               2001              2000
                        ----               ----             ----                ----               ----              ----
                                                                  (in thousands)
Revenue                $7,881             $5,818           $16,144            $13,913              $32,761           $30,252
Operating income       $2,160             $1,890           $ 4,834            $ 5,204              $ 8,424           $11,557
Net income             $2,211             $1,441           $ 4,275            $ 3,804              $ 7,174           $ 8,291
EBITDA                 $3,183             $2,474           $ 6,513            $ 6,275              $11,101           $12,995

A planned five-week overhaul of the Wyodak plant during the second quarter of 2000 resulted in lower coal earnings for the prior three and six month periods compared to the current year.

Oil and Gas Segment

                       Three Months Ended                     Six Months Ended                    Twelve Months Ended
                            June 30                                June 30                              June 30
                    2001               2000               2001                2000               2001              2000
                    ----               ----               ----                ----               ----              ----
                                                              (in thousands)
Revenue             $9,275             $4,272           $17,857             $8,234              $29,951           $15,242
Operating income    $4,496             $1,723           $ 8,893             $3,052              $13,747           $ 5,717
Net income          $2,963             $1,226           $ 5,919             $2,116              $ 8,783           $ 3,776
EBITDA              $6,478             $2,423           $12,605             $4,520              $20,079           $ 8,411

Revenue and earnings of the oil and gas production business segment increased for the three, six and twelve month periods due to increases in gas volumes sold of 48 percent, 44 percent and 41 percent, respectively, while average gas prices realized after hedged transactions were 117 percent, 132 percent and 96 percent higher than the same periods in the prior year, respectively. Barrels of oil sold increased 33 percent, 29 percent and 17 percent for the three, six and twelve month periods while average prices realized after hedged transactions were 21 percent, 19 percent and 29 percent higher than the same periods in the prior year, respectively.

The following is a summary of our estimated oil and gas reserves at June 30 determined using constant product prices at the end of the respective period. Estimates of economically recoverable reserves are based on a number of variables, which may differ from actual results.

                                                 2001                      2000
                                                 ----                      ----

      Barrels of oil (in millions)                 4.5                      4.3
      Bcf of natural gas                          25.6                     17.9
      Total in Bcf equivalents                    52.6                     43.7

During the first quarter we announced the acquisition of operating and non-operating interests in 74 gas and oil wells from Stewart Petroleum for approximately $10 million. The acquisition was closed early in the second quarter of 2001 and increased our proved reserves by approximately 10 billion cubic feet equivalent of which approximately 86 percent are natural gas.

Fuel Marketing Segment

                          Three Months Ended                     Six Months Ended                    Twelve Months Ended
                                 June 30                                June 30                              June 30
                         2001               2000               2001                2000               2001              2000
                         ----               ----               ----                ----               ----              ----
                                                                    (in thousands)
Revenue                 $321,483            $289,461          $777,373           $491,514          $1,652,830           $835,951
Operating income        $ 18,812            $    995          $ 44,180           $  1,983          $   65,932           $   (142)
Net income              $ 11,793            $    593          $ 27,353           $  1,161          $   40,211           $  1,225
EBITDA                  $ 19,285            $  1,323          $ 45,108           $  2,512          $   66,869           $  5,240


Revenues and earnings increased primarily due to a significant increase in natural gas volumes marketed during the current three, six and twelve month periods while margins received also increased substantially.

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

Independent Power Production Segment

                            Three Months Ended                     Six Months Ended                    Twelve Months Ended
                                 June 30                                June 30                              June 30
                         2001               2000               2001                2000               2001              2000
                         ----               ----               ----                ----               ----              ----
                                                                     (in thousands)
Revenue                 $24,975           $    158           $43,020            $   242              $82,522          $    242
Operating income        $12,024           $    135           $17,565            $   189              $37,835          $    124
Net income              $ 3,687           $     98           $ 2,582            $   130              $ 5,694          $     87
EBITDA                  $15,176           $      7           $22,344            $   (24)             $39,997          $    (88)



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


Electric Utility Group

                         Three Months Ended                     Six Months Ended                    Twelve Months Ended
                              June 30                                June 30                              June 30
                       2001               2000               2001                2000               2001              2000
                       ----               ----               ----                ----               ----              ----
                                                                  (in thousands)
Revenue               $61,601            $35,899          $132,180            $69,198             $236,291          $138,615
Expenses               32,291             22,919            74,206             42,573              136,733            83,435
                      -------            -------          --------           --------             --------          --------
Operating income      $29,310            $12,980          $ 57,974            $26,625             $ 99,558          $ 55,180
Net income            $16,626            $ 7,094          $ 33,964            $14,292             $ 56,776          $ 29,782
EBITDA                $33,179            $16,924          $ 66,346            $34,401             $115,238          $ 70,638


Electric utility revenues increased 72 percent, 91 percent and 70 percent for the three, six and twelve month periods ended June 30, 2001, respectively, compared to the same periods in the prior year. Earnings from the electric utility increased $9.5 million, or $0.37 per share, $19.7 million, or $0.80 per share, and $27.0 million, or $1.13 per share for the three, six and twelve month periods ended June 30, 2001, respectively. Increased earnings continued to be driven by off-system sales in the wholesale markets; average prices were approximately double the three-month average price received and more than triple the six and twelve month average price received compared to the same periods of the prior year. However, in June 2001, wholesale electricity prices decreased in response to changes in western energy market conditions. Off-system megawatt hours sold increased 138 percent for the three months, 141 percent for the six months and 111 percent for the twelve months ended June 30, 2001 compared to the same periods in 2000, due to higher market prices and the 40 MW generating capacity added in 2000. In addition, the electric utility had modest gains in firm residential and commercial electric sales for all periods presented and a reduction of reserves in the second quarter related to reduced exposure in the stabilizing western markets. These increases were partially offset by higher fuel and operating costs associated with operation of the gas turbines and other power plant operations, and higher purchased power costs. The following table provides certain operating statistics.

                                  Three Months Ended           Six Months Ended                  Twelve Months Ended
                                        June 30                     June 30                            June 30
                                2001              2000       2001              2000            2001              2000
                                ----              ----       ----              ----            ----              ----
Firm (system) sales - MWh      464,000          462,000     990,000          958,000         2,005,000        1,938,000
Off-system sales - MWh         293,000          123,000     550,000          228,000         1,006,000          478,000

Communications Group

                         Three Months Ended                  Six Months Ended                    Twelve Months Ended
                               June 30                             June 30                              June 30
                        2001               2000             2001                2000               2001              2000
                        ----               ----             ----                ----               ----              ----
                                                                (in thousands)
Revenue               $ 4,637            $ 1,370           $ 8,563            $ 1,859            $  14,392           $ 2,137
Expenses                7,437              3,577            15,134              6,228               29,082             9,246
                      -------           --------           -------           --------            ---------          --------
Operating income      $(2,800)           $(2,207)          $(6,571)           $(4,369)            $(14,690)          $(7,109)
Net income            $(2,791)           $(2,232)          $(6,683)           $(4,131)            $(14,579)          $(5,338)
EBITDA                $  (337)           $(1,088)          $(1,773)           $(2,553)            $ (6,123)          $(3,795)

As previously disclosed, communication losses are expected to continue as the group proceeds with completing the network and increasing the customer base. Net income is expected to be achieved by 2004. We have increased our previously disclosed estimate of net losses in 2001 to $12 million due to an increase in certain reserves for inventory and carrier billings. The following table provides certain operating statistics:

                           June 30      March 31   December 31   June 30
                             2001         2001        2000         2000
                             ----         ----        ----         ----

Business customers           1,440         980         650          270
Residential customers       12,000      10,060       8,370        3,960

                         Liquidity and Capital Resources

During the three, six and twelve month periods ended June 30, 2001, we generated sufficient cash flow from operations to meet our operating needs, to pay dividends on common and preferred stock, to pay long-term debt maturities and substantially increase our cash position over June 30, 2000. We continue to fund property and investment additions primarily related to construction of additional electric generation facilities for our independent energy business group through a combination of operating cash flow, increased short-term debt and long-term non-recourse project financing. Investing and financing activities increased primarily due to short and long-term borrowings related to project financing.

During the first quarter of 2001, the Company announced the public offering of 3 million shares of common stock with an option for the underwriters to purchase 450,000 additional shares. Credit Suisse First Boston, Lehman Brothers, CIBC World Markets and UBS Warburg acted as the managers of the underwriting syndicate.

Early in the second quarter of 2001 the Company announced the offering price was set at $52 per share and all 3 million shares were sold with the underwriters exercising their over-allotment option to purchase an additional 383,000 shares. Net proceeds were approximately $163 million after commissions and expenses. The proceeds were used to repay a portion of current indebtedness under revolving credit facilities.

Capital Requirements

Early in the third quarter 2001, we announced a definitive agreement to purchase a gas-fired generation complex in North Las Vegas, Nevada from Enron North America, a wholly-owned subsidiary of Enron Corporation. We anticipate total acquisition and construction costs for the 273 MW complex to be approximately $330 million. The project is expected to be primarily financed with project-level non-recourse debt. The capital necessary to fund this project was not included in our forecasted capital requirements reported in our 2000 Annual Report on Form 10-K filed with the Securities Exchange Commission.

There have been no additional material changes in our forecasted changes in liquidity and capital requirements from those reported in Item 7 of our 2000 Annual Report on Form 10-K filed with the Securities Exchange Commission.


Forward Looking Statements
The above information includes "forward-looking statements" as defined by the Securities and Exchange Commission. These statements concern the Company's plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included above that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words believe, intend, anticipate, estimate, aim, project and similar expressions are also intended to identify forward-looking statements. These forward-looking statements may include, among others, such things as expansion and growth of the Company's business and operations; future financial performance; future acquisition and development of power plants; future production of coal, oil and natural gas; reserve estimates; future communications customers; and business strategy. These forward-looking statements are based on assumptions which the Company believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting the Company's business. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from those contained in the forward-looking statements, including the following factors: prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition; changes in and compliance with environmental and safety laws and policies; weather conditions; population growth and demographic patterns; competition for retail and wholesale customers; pricing and transportation of commodities; market demand, including structural market changes; changes in tax rates or policies or in rates of inflation; changes in project costs; unanticipated changes in operating expenses or capital expenditures; capital market conditions; counterparty credit risk; technological advances; competition for new energy development opportunities; legal and administrative proceedings that influence the Company's business and profitability; and unanticipated developments in the western power markets, including unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on amounts due, adverse changes in current or future litigation and adverse changes in the tariffs of the California Independent System Operator Corporation. Any such forward-looking statements should be considered in conjunction with Black Hills Corporation's most recent annual report on Form 10-K and its interim quarterly reports on Form 10-Q on file with the Securities and Exchange Commission. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Company to predict all such factors, or to the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than changes in price risk management activities as disclosed in Note 9 to the Consolidated Financial Statements in this Form 10-Q, there have been no material changes in market risk faced by the Company from those reported in the Company's 2000 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7 in the Company's 2000 Annual Report on Form 10-K, and Notes to Consolidated Financial Statements in this Form 10-Q.

                             BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.       Legal Proceedings

              On April 3, 2001, we reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming (File No. 00CV-155B). For more information on this legal proceeding, see Note 8 - LEGAL PROCEEDINGS - of Notes to Consolidated Financial Statements in this Form 10-Q.

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

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              (a)  The Annual Meeting of Shareholders was held on May 30, 2001.

              (b) The following Directors were elected to serve until the Annual Meeting of Shareholders in 2004.

                           Adil M. Ameer
                           Everett E. Hoyt
                           Thomas J. Zeller

                   Other Directors whose term of office continues are:

                           Bruce B. Brundage
                           David C. Ebertz
                           Gerald R. Forsythe
                           John R. Howard
                           Kay S. Jorgensen
                           Daniel P. Landguth
                           David S. Maney

              (c)  Matters Voted Upon at the Meeting

                   1. Elected three Class III Directors to serve until the
                      Annual Meeting of Shareholders in 2004.

                      Adil M. Ameer
                                    Votes For                       18,957,958
                                    Votes Withheld                     597,843

                      Everett E. Hoyt
                                    Votes For                       19,083,821
                                    Votes Withheld                     471,980

                      Thomas J. Zeller
                                    Votes For                       19,087,569
                                    Votes Withheld                     468,232

                   2. Approved an increase in authorized indebtedness from
                      $500 million to $2 billion.

                      Votes For                                     14,542,445
                      Votes Against                                  1,358,473
                      Abstain                                          312,657
                      Broker Non-Votes                               3,292,225

                   3. Approved the Black Hills Corporation Omnibus Incentive
                      Compensation Plan.

                      Votes For                                     13,764,992
                      Votes Against                                  2,157,885
                      Abstain                                          340,699
                      Broker Non-Votes                               3,292,225

                   4. Ratified the appointment of Arthur  Andersen LLP to serve as Black Hills Corporation's independent auditors in 2001.

                      Votes For                                     19,379,082
                      Votes Against                                     89,934
                      Abstain                                           86,785
                      Broker Non-Votes                                     -0-

Item 6.       Exhibits and Reports of Form 8-K

              (a) Exhibits - None

              (b) Reports on Form 8-K

                  We have filed the following Reports on Form 8-K since March 31 2001.

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


Dated:   August 14, 2001