Form 10-Q
period 2001-09-30
BLACK HILLS CORP /SD/
filed 2001-11-14
CIK 1130464

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2001.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

           Class                               Outstanding at October 31, 2001

Common stock, $1.00 par value                           26,510,053 shares

                             BLACK HILLS CORPORATION

                                TABLE OF CONTENTS

                                                                    Page
                                                                   Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Income-                  3
                    Three, Nine and Twelve Months
                    Ended September 30, 2001 and 2000

                  Consolidated Balance Sheets-                        4
                    September 30, 2001, December 31, 2000
                    and September 30, 2000

                  Consolidated Statements of Cash Flows-              5
                    Nine Months Ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements          6-18

Item 2.           Management's Discussion and Analysis of             19-28
                    Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about      28
                    Market Risk

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                   29

Item 2.           Changes in Securities and Use of Proceeds           29

Item 6.           Exhibits and Reports on Form 8-K                    29-30

Signatures                                                            31

Exhibit Index                                                         32

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             BLACK HILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                        Three Months Ended          Nine Months Ended          Twelve Months Ended
                                                           September 30               September 30                 September 30
                                                        2001         2000          2001           2000         2001          2000
                                                        ----         ----          ----           ----         ----          ----
                                                                         (in thousands, except per share amounts)

Operating revenues                                     $ 302,398    $ 453,231   $1,283,140     $1,038,191    $1,868,869  $1,255,890
                                                       ---------    ---------   ----------     ----------    ----------  ----------

Operating expenses:
    Fuel and purchased power                             224,637      373,613      969,384        878,660     1,461,566   1,055,491
    Operations and maintenance                            15,252       13,859       43,051         31,483        59,538      40,221
    Administrative and general                            13,153       10,468       60,122         20,231        82,397      27,535
    Depreciation, depletion and amortization              14,261        8,978       38,785         22,465        49,208      28,092
    Taxes, other than income taxes                         5,656        3,794       16,637         10,678        20,860      14,442
                                                       ---------    ---------   ----------    -----------    ----------   ---------
                                                         272,959      410,712    1,127,979        963,517     1,673,569   1,165,781
                                                       ---------    ---------   ----------    -----------    ----------   ---------
Operating income                                          29,439       42,519      155,161         74,674       195,300      90,109
                                                       ---------    ---------   ----------    -----------    ----------   ---------
Other income (expense):
    Interest expense                                      (9,255)      (9,608)     (29,300)       (19,886)      (39,814)    (23,917)
    Interest income                                          725        1,681        1,810          5,685         3,179       6,851
    Other, net                                             5,453          578       10,026           (524)       13,397         573
                                                       ---------    ---------   ----------    -----------    ----------   ---------
                                                          (3,077)      (7,349)     (17,464)       (14,725)      (23,238)    (16,493)
                                                       ---------    ---------   ----------    -----------    ----------   ---------

Income before minority interest
  and income taxes                                        26,362       35,170      137,697         59,949       172,062      73,616
Minority interest                                            163      (10,276)      (4,408)       (10,211)       (5,470)     (9,255)
Income taxes                                             (10,159)      (8,572)     (49,978)       (16,294)      (64,042)    (20,364)
                                                       ---------   ----------   ----------      ---------     ---------   ---------

          Net income                                      16,366       16,322       83,311         33,444       102,550      43,997
Preferred stock dividends                                   (131)         (37)        (473)           (37)         (513)        (37)
                                                       ---------   ----------   ----------      ---------     ---------   ---------
Net income available for common stock                  $  16,235   $   16,285   $   82,838      $  33,407     $ 102,037   $  43,960
                                                       =========   ==========   ==========      =========     =========   =========

Weighted average common shares outstanding:
    Basic                                                 26,425       22,835       24,988         21,872        24,466      21,809
                                                       =========   ==========   ==========      =========     =========   =========
    Diluted                                               26,802       23,067       25,404         21,977        24,896      21,926
                                                       =========   ==========   ==========      =========     =========   =========

Earnings per share of common stock:
    Basic                                              $     0.61  $     0.71   $      3.32     $    1.53     $    4.17   $    2.02
                                                       ==========  ==========   ===========     =========     =========   =========
    Diluted                                            $     0.61  $     0.71   $      3.28     $    1.52     $    4.12   $    2.01
                                                       ==========  ==========   ===========     =========     =========   =========

Dividends paid per share of common stock               $     0.28  $     0.27   $      0.84     $    0.81     $    1.11   $    1.07
                                                       ==========  ==========   ===========     =========     =========   =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         Unaudited                             Unaudited
                                                                        September 30       December 31       September 30
                                                                            2001              2000               2000
                                                                            ----              ----               ----
                                                                               (in thousands, except share amounts)
                               ASSETS
Current assets:
    Cash and cash equivalents                                          $     51,735       $    24,913        $    12,102
    Securities available-for-sale                                             3,770             2,113              3,493
    Receivables (net of allowance for doubtful accounts of $5,226,
         $3,631 and $412, respectively) -
      Customers                                                             115,981           278,436            174,167
      Other                                                                   7,069            21,283             11,585
    Materials, supplies and fuel                                             27,302            16,545             13,816
    Prepaid expenses                                                          9,848             7,428              6,570
    Derivatives at market value                                              67,287            68,292              5,158
                                                                       ------------       -----------        -----------
                                                                            282,992           419,010            226,891
                                                                       ------------       -----------        -----------
Investments                                                                  73,909            63,965            114,204
                                                                       ------------       -----------        -----------

Property and equipment                                                    1,501,231         1,072,129            878,044
    Less accumulated depreciation and depletion                            (312,178)         (277,848)          (265,226)
                                                                       ------------      ------------        -----------
                                                                          1,189,053           794,281            612,818
                                                                       ------------      ------------        -----------
Other assets:
    Derivatives at market value                                               1,752                 -                  -
    Other, principally goodwill and other intangibles                        99,062            43,064             36,771
                                                                       ------------      ------------        -----------
                                                                            100,814            43,064             36,771
                                                                       ------------      ------------        -----------
                                                                       $  1,646,768        $1,320,320        $   990,684
                                                                       ============      ============        ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                              $      20,513      $     13,960        $     7,052
    Notes payable                                                           320,037           211,679            170,775
    Accounts payable                                                        109,298           247,596            161,712
    Accrued liabilities                                                      55,850            49,661             29,736
    Derivatives at market value                                              68,175            65,960              5,158
                                                                      -------------      ------------        -----------
                                                                            573,873           588,856            374,433
                                                                      -------------      ------------        -----------

Long-term debt, net of current maturities                                   434,993           307,092            214,714
                                                                      -------------      ------------        -----------
Deferred credits and other liabilities:
    Derivatives at market value                                               1,636                 -                  -
    Investment tax credits                                                    2,168             2,530              2,653
    Federal income taxes                                                     64,629            62,679             56,961
    Reclamation and regulatory liability                                     22,520            22,340             22,588
    Other                                                                    15,002            16,516             12,583
                                                                      -------------      ------------       ------------
                                                                            105,955           104,065             94,785
                                                                      -------------      ------------       ------------
Minority interest in subsidiaries                                            25,940            37,961             35,463
                                                                      -------------      ------------       ------------
Stockholders' equity:
   Preferred stock - no par Series 2000-A; 21,500 shares authorized
      Issued and Outstanding: 5,177; 4,000 and 4,000 shares, respectively     5,549             4,000              4,000
                                                                      -------------      ------------       ------------
   Common stock equity-
    Common stock $1 par value; 100,000,000 shares authorized;
      Issued: 26,830,267; 23,302,111 and 23,294,018 shares, respectively     26,830            23,302             23,294
    Additional paid-in capital                                              238,506            73,442             73,276
    Retained earnings                                                       253,240           191,482            177,610
    Treasury stock                                                           (8,841)           (9,067)            (7,460)
    Accumulated other comprehensive income (loss)                            (9,277)             (813)               569
                                                                      -------------      ------------        -----------
                                                                            500,458           278,346            267,289
                                                                      -------------      ------------        -----------
    Total stockholders' equity                                              506,007           282,346            271,289
                                                                      -------------      ------------        -----------
                                                                         $1,646,768        $1,320,320        $   990,684
                                                                      =============      ============        ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30
                                                                                                  2001               2000
                                                                                                  ----               ----
                                                                                                      (in thousands)
Operating activities:
     Net income available for common stock                                                       $ 82,838           $ 33,407
     Principal non-cash items-
        Depreciation, depletion and amortization                                                   38,785             22,465
        Deferred income taxes and investment tax credits                                            1,588              1,309
        Undistributed earnings of affiliates                                                       (8,580)            (4,131)
        Minority interest                                                                           4,408             10,211
     Change in operating assets and liabilities-
        Accounts receivable and other current assets                                              161,755            (96,766)
        Accounts payable and other current liabilities                                           (132,109)            79,846
        Derivative fair value                                                                     (10,919)                 -
        Other, net                                                                                  2,896             (5,242)
                                                                                                ---------          ---------
                                                                                                  140,662             41,099
                                                                                                ---------          ---------

Investing activities:
     Property additions                                                                          (442,152)           (95,891)
     (Increase) decrease in investments                                                               374            (10,181)
     Payment for acquisition of net assets, net of cash acquired                                  (10,410)                 -
     Payment for intangible assets, including goodwill                                            (50,413)                 -
     Available-for-sale securities sold                                                                 -              7,587
                                                                                                ---------          ---------
                                                                                                 (502,601)           (98,485)
                                                                                                ---------          ---------

Financing activities:
     Dividends paid                                                                               (20,752)           (18,036)
     Treasury stock sold, net                                                                         226                570
     Common stock issued                                                                          167,980              3,680
     Increase in short-term borrowings                                                            108,358              8,507
     Long-term debt - issuance                                                                    145,649             61,075
     Long-term debt - repayments                                                                  (11,195)            (1,339)
     Subsidiary distributions to minority interests                                                (1,505)            (1,451)
                                                                                                ---------          ---------
                                                                                                  388,761             53,006
                                                                                                ---------          ---------

        Increase (decrease) in cash and cash equivalents                                           26,822             (4,380)

Cash and cash equivalents:
     Beginning of period                                                                           24,913             16,482
                                                                                                ---------          ---------
     End of period                                                                              $  51,735           $ 12,102
                                                                                                =========          =========

Supplemental disclosure of cash flow information:

     Cash paid during the period for-
        Interest                                                                                 $ 28,776            $20,927
        Income taxes                                                                             $ 34,800            $12,118

Non-cash net assets acquired through issuance of common and preferred stock                     $   3,628            $34,493


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION

                   Notes to Consolidated Financial Statements
                                   (unaudited)
        (Reference is made to Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K)

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

         Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2001, December 31, 2000 and September 30, 2000, financial information and are of a normal recurring nature. The results of operations for the three, nine and twelve months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

(2)      RECLASSIFICATIONS

         Certain 2000 amounts in the financial statements have been reclassified to conform to the 2001 presentation. These reclassifications did not have an effect on the Company's stockholders' equity or results of operations as previously reported.

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

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Management expects to adopt SFAS No. 143 effective January 1, 2003 and is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. Management expects to adopt SFAS No. 144 effective January 1, 2002 and is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

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

(5)      CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

         Long-term Debt
         In conjunction with the closing of the Fountain Valley acquisition (Note 11), the Company issued long-term non-recourse project level financing. The debt matures July 1, 2006, has a floating interest rate (4.96 percent at September 30, 2001), and is collateralized by a mortgage on the project's land and facilities, leases and rights, including rights to receive payments under long-term purchase power contracts.

         Notes Payable
         During the second quarter of 2001, the Company used net proceeds from its common stock offering (Note 10) to pay down approximately $163 million of its borrowings under short-term credit facilities. In addition, during the third quarter of 2001, the Company completed a $400 million revolving credit facility. The facility replaces the Company's previous short-term credit lines, which totaled $290 million. The credit facility was arranged by ABN Amro Bank N.V., US Bank, N.A. and Union Bank of California, N.A., with ten other banks participating. The facility consists of two $200 million tranches, one of which has a 364-day term and the other a three-year term.

         Outstanding borrowings under the Company's short-term credit facilities have been used primarily to fund the acquisition and construction of the Las Vegas co-generation facility (Note 11), construction costs on other power generation projects and the continued network build-out in its communications segment.

         Other than the above transactions, the Company had no other material changes in its consolidated indebtedness, as reported in Notes 6 and 7 of the Company's 2000 Annual Report on Form 10-K.

(6)      COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:


                                                          Three Months                Nine Months                Twelve Months
                                                              Ended                      Ended                       Ended
                                                          September 30                September 30               September 30
                                                        2001         2000          2001          2000         2001          2000
                                                        ----         ----          ----          ----         ----          ----
                                                                                     (in thousands)

Net income available for common stock                  $16,235       $16,285      $82,838       $33,407      $102,037      $43,960
Other comprehensive income:
   Unrealized gain (loss) on available-
    for-sale securities                                    507            81        1,657           569           275          569
   Initial impact of adoption of SFAS
    133, net of minority interest                            -             -       (7,518)            -        (7,518)           -
   Fair value adjustment on derivatives
    designated as cash flow hedges, net of
    minority interest                                    (5,173)           -       (2,603)            -        (2,603)           -
                                                       --------     --------     --------      --------      --------      -------
Comprehensive income                                    $11,569      $16,366      $74,374       $33,976       $92,191      $44,529
                                                       ========     ========     ========      ========      ========      =======

(7)      SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

         The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of September 30, 2001, substantially all of the Company's operations and assets are located within the United States. The Company's operations are conducted through six business segments that include: Electric group and segment, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Independent Energy group consisting of the following segments: Mining, which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas, which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Fuel Marketing, which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions markets; Independent Power, which produces and sells electricity in a number of markets, with strong emphasis in the western United States; and Communications group and Others, which primarily markets communications and software development services.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2000 Annual Report on Form 10-K. In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of

         Income is as follows (in thousands):

                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)
Quarter to Date
September 30, 2001
Electric                                         $ 43,057                     $   461                   $  7,914
Mining                                              4,023                       2,847                      3,779
Oil and gas                                         7,750                         746                      2,804
Fuel marketing                                    216,448                       3,262                      3,898
Independent power                                  23,119                           -                      1,246
Communications and others                           5,154                       1,090                     (3,275)
Intersegment eliminations                               -                      (5,559)                         -
                                                 --------                     -------                    -------

Total                                            $299,551                      $2,847                    $16,366
                                                 ========                      ======                    =======


                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)
Quarter to Date
September 30, 2000

Electric                                         $ 48,607                      $    -                    $10,060
Mining                                              5,740                       2,796                      2,375
Oil and gas                                         5,259                           -                      1,634
Fuel marketing                                    361,111                           -                      2,319
Independent power                                  27,155                           -                      2,878
Communications and others                           2,563                         904                     (2,944)
Intersegment eliminations                               -                        (904)                         -
                                                 --------                      ------                    -------

Total                                            $450,435                      $2,796                    $16,322
                                                 ========                      ======                    =======

                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)
Year to Date
September 30, 2001

Electric                                       $  174,915                    $    783                    $41,878
Mining                                             14,681                       8,333                      8,055
Oil and gas                                        24,583                       1,770                      8,723
Fuel marketing                                    980,828                      16,256                     31,252
Independent power                                  66,138                           -                      3,827
Communications and others                          13,662                       3,307                    (10,424)
Intersegment eliminations                               -                     (22,116)                         -
                                               ----------                    --------                    -------

Total                                          $1,274,807                    $  8,333                    $83,311
                                               ==========                    ========                    =======

                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)
Year to Date
September 30, 2000
Electric                                       $  117,805                     $     -                    $24,352
Mining                                             14,800                       7,649                      6,179
Oil and gas                                        13,493                           -                      3,750
Fuel marketing                                    852,625                           -                      3,482
Independent power                                  27,397                           -                      3,008
Communications and others                           4,422                       2,762                     (7,327)
Intersegment eliminations                               -                      (2,762)                         -
                                               ----------                      ------                    -------

Total                                          $1,030,542                      $7,649                    $33,444
                                               ==========                      ======                    =======

                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)
12 Months Ended
September 30, 2001

Electric                                       $  230,419                    $    783                  $  54,593
Mining                                             20,761                      10,334                      8,579
Oil and gas                                        30,274                       2,915                      9,953
Fuel marketing                                  1,481,994                      29,574                     41,625
Independent power                                  78,156                         329                      4,062
Communications and others                          16,929                       4,228                    (16,262)
Intersegment eliminations                               -                     (37,827)                         -
                                               ----------                     -------                   --------

Total                                          $1,858,533                     $10,336                   $102,550
                                               ==========                     =======                   ========

                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)
12 Months Ended
September 30, 2000

Electric                                       $  150,796                      $    -                    $31,651
Mining                                             22,706                       8,006                      8,145
Oil and gas                                        17,148                           -                      4,797
Fuel marketing                                  1,025,137                           -                      4,553
Independent power                                  27,397                           -                      2,992
Communications and others                           4,700                       3,736                     (8,141)
Intersegment eliminations                               -                      (3,736)                         -
                                               ----------                      ------                    -------

Total                                          $1,247,884                      $8,006                    $43,997
                                               ==========                      ======                    =======

         Other than the following transactions the Company had no other material changes in total assets of its reporting segments, as reported in Note 13 of the Company's 2000 Annual Report on Form 10-K, beyond changes resulting from normal operating activities.

o As part of the Company's reorganization plan associated with the new "holding company" structure effected in the fourth quarter of 2000, the Company transferred ownership interest in Wyodak Resources Development Corp. between its wholly-owned subsidiaries Black Hills Power and Black Hills Energy Ventures. This transaction had the effect of reducing the "Electric" reporting segment's total assets by approximately $89.6 million. Black Hills Energy Ventures is an "intermediate level" holding company and is not included in a reporting segment.

o As part of the Company obtaining a new corporate revolving line-of-credit (Note 5), certain segments' total assets were realigned as a result of certain intercompany short-term borrowings previously held at the subsidiary level now being held at the "holding company" level.

o The Independent Power segment had additions to its power generation assets of approximately $430 million, primarily related to the acquisition and construction of the Fountain Valley and Las Vegas Co-generation facilities, expansion of the Valmont and Arapahoe facilities and construction of the Wyoming combustion turbine.

o The Oil and Gas segment had additions to its oil and gas properties of approximately $22 million related to its acquisition of Stewart Petroleum and developmental drilling.

o The Communications segment had additions to its communications plant of approximately $19 million related to its continued network build-out.

(8)      LEGAL PROCEEDINGS

         On April 3, 2001, the Company reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming, (File No. 00CV-155B). The litigation concerned the parties' rights and obligations under the Further Restated and Amended Coal Supply Agreement dated May 5, 1987, under which PacifiCorp purchased coal from the Company's coal mine to meet the coal requirements of the Wyodak Power Plant. The Settlement Agreement provided for the dismissal of the litigation, with prejudice, coupled with the execution of several new coal-related agreements between the parties discussed below. The Company believes the value of the Settlement Agreements is equal to the net present value of the litigated Further Restated and Amended Coal Supply Agreement.

         New Restated and Amended Coal Supply Agreement: Effective January 1, 2001, the parties agreed to terminate the Further Restated and Amended Coal Supply Agreement, and replace it with the New Restated and Amended Coal Supply Agreement (New Agreement). The New Agreement begins on January 1, 2001, and extends to December 31, 2022. Under the New Agreement, the Company received an extension of sales beyond the June 8, 2013 term of the former Coal Supply Agreement. PacifiCorp will receive a price reduction for each ton of coal purchased. The minimum purchase obligation under the New Agreement increased to 1,500,000 tons of coal for each calendar year of the contract term, subject to adjustment for planned outages. The New Agreement further provides for a special one-time payment by PacifiCorp in the amount of $7.3 million, which was received in August, 2001. This payment primarily relates to disputed billings under the previous agreement and a value transfer premium. Of this payment, $5.6 million was recognized currently in non-operating income, $1.0 million was previously recognized in revenues and the remaining $0.7 million is being recognized as sales are made under the New Agreement.

         Coal Option Agreement: The term of this agreement began October 1, 2001, and extends until December 31, 2010. The agreement provides that PacifiCorp shall purchase 1,400,000 tons of coal during the period of October 1, 2001 through December 31, 2002, and 1,000,000 tons of coal in 2003 at a fixed price. The agreement further provides the Company with a "put" option for 2002 and 2003 under which the Company may put to PacifiCorp up to 500,000 tons of coal from the Wyodak Mine at a market based price. For each calendar year from January 1, 2004 through 2010, the put option is increased to a maximum of 1,000,000 tons at a market based price. The "put" tonnages will be reduced or offset for quantities of K-Fuel purchased by PacifiCorp under the KFx Facility Output Agreement. Additionally, for each calendar year during which the Company is selling to PacifiCorp K-Fuel under the KFx Facility Output Agreement described below, and in which the Company has not exercised its "put" option, PacifiCorp may elect to purchase an equal amount of tonnage from the Company's coal reserves to use in a 50/50 blend with the K-Fuel, up to 500,000 tons per year in 2002 through 2007 at a market based price with a fixed floor.

         Asset Option Agreement: This agreement provides PacifiCorp an option to purchase a 10% interest in the KFx facility or the legal entity that owns the KFx facility at a market based price.

         The agreement also provides PacifiCorp an option to sell to the Company PacifiCorp's interest in the "In Pit" conveyor system currently owned by PacifiCorp and utilized at the Wyodak Mine at a fixed price. If PacifiCorp exercises its option to sell to the Company the "In Pit" system, the Company has a corresponding right to put to PacifiCorp the "North Conveyor System," which serves as the backup coal delivery system for the Wyodak Power Plant at a fixed price. In October 2001 both parties exercised their respective options.

         KFx Facility Output Agreement: The KFx plant is a coal enhancement facility the Company owns located near its Wyodak Coal Mine. The KFx plant was built to produce an enhanced coal known as "K-Fuel." Assuming the plant becomes operational, PacifiCorp agrees to purchase K-Fuel for a term beginning January 1, 2002, and extending to December 31, 2007. If the plant is not operational on or before December 31, 2003, the agreement will become void. Under this agreement, PacifiCorp agrees to purchase the output of K-Fuel from the KFx plant, up to a maximum of 500,000 tons for each calendar year from 2002 through 2007 at fixed price with market based escalation. Wyodak reserves the right to sell up to a total of 100,000 tons from the output of the KFx plant to other customers during the same time period.

(9)      PRICE RISK MANAGEMENT

         The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows. In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions. The hedging transactions are authorized under the Company's Risk Management Policies and Procedures that place clear controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments.

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

         These derivatives are not held for speculative purposes but rather serve to hedge the Company's exposure related to commodity purchases or sales commitments. Under SFAS 133 and EITF 98-10, these transactions qualify as derivatives or energy trading activities that must be accounted for at fair value. As such, realized and unrealized gains and losses are recorded as a component of income. Because the Company does not, as a policy, permit speculation with "open" positions, substantially all of its trading activities are back-to-back positions where a commitment to buy/(sell) a commodity is matched with a committed sale/(buy) or financial instrument. The quantities and maximum terms of derivative financial instruments held for trading purposes at September 30, 2001, December 31, 2000 and September 30, 2000 are as follows:

                                                                                   Max. Term
        September 30, 2001                             Volume Covered               (Years)
        ------------------                             --------------               -------
        (MMBtus)
        Natural gas basis swaps purchased                  17,449,482                  2
        Natural gas basis swaps sold                       18,940,000                  2
        Natural gas fixed-for-float swaps purchased        13,101,810                  1
        Natural gas fixed-for-float swaps sold             13,278,943                  1
        Natural gas swing swaps purchased                   2,635,000                  1
        Natural gas swing swaps sold                        3,410,000                  1

        (Tons)
        Coal tons sold                                        961,046                  1
        Coal tons purchased                                 1,074,046                  1


                                                                                   Max. Term
        September 30, 2000                             Volume Covered               (Years)
        ------------------                             --------------               -------
        (MMBtus)
        Natural gas basis swaps purchased                  33,644,595                  2
        Natural gas basis  swaps sold                      30,954,871                  2
        Natural gas fixed-for-float swaps purchased         8,379,581                  1
        Natural gas fixed-for-float swaps sold              9,817,438                  1


                                                                                    Max. Term
        December 31, 2000                              Volume Covered                (Years)
        -----------------                              --------------               -------
        (MMBtus)
        Natural gas basis swaps purchased                  25,577,894                  2
        Natural gas basis swaps sold                       26,059,621                  2
        Natural gas fixed-for-float swaps purchased         6,476,222                  1
        Natural gas fixed-for-float swaps sold              7,360,560                  1

        (Tons)
        Coal tons sold                                        988,000                  1
        Coal tons purchased                                   896,000                  1

         As required under SFAS 133 and EITF 98-10, derivatives and energy trading activities were marked to fair value on September 30, 2001, and the gains and losses recognized in earnings. The amounts related to the accompanying consolidated balance sheet and income statement as of and for the three, nine and twelve month periods ended September 30, 2001 are as follows (in thousands):



                                                                        Three            Nine             Twelve
                                                                        Month            Month             Month
Instrument                            Asset           Liability      Gain (Loss)       Gain (Loss)       Gain (Loss)
----------                            -----           ---------      ------------      -----------       -----------
Natural gas basis swaps             $  9,849           $10,283          $3,130           $10,138            $2,345

Natural gas
fixed-for-float swaps                 20,517            26,738             120            (3,728)           (4,721)

Natural gas physical                  16,384             4,078          (2,854)           (1,657)            5,822

Coal transactions                      4,904             3,636            (587)              359             1,269

Crude oil transactions                 6,148             5,393              77               232               755
                                    --------           -------          ------           -------            ------

  Totals                             $57,802           $50,128          $ (114)          $ 5,344            $5,470
                                    ========           =======          ======           =======            ======

         There were no significant differences between the fair values of derivative assets and liabilities at September 30, 2000.

         Non-trading Energy Activities

         To reduce risk from fluctuations in the price of crude oil and natural gas, the Company enters into swaps and costless collar transactions. The transactions are used to hedge price risk from sales of the Company's forecasted crude oil and natural gas production. For such transactions, the Company elects hedge accounting as allowed under SFAS 133.

         At September 30, 2001, the Company had fixed-for-float swaps and costless collars to hedge portions of its crude oil and natural gas production. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, the hedges met the effectiveness testing criteria and retained their cash flow hedge status. The crude oil hedges recorded ineffectiveness due to basis risk and time value. The effective portion of the gain or loss on these derivatives is reported in other comprehensive income and the ineffective portion is reported in earnings.

         At September 30, 2001, the Company had fixed-for-float swaps for 17,000 barrels of crude oil per month through December of 2001 with a net fair value of $0.1 million and 10,000 barrels of crude oil per month for January through September of 2002 with a net fair value of $0.2 million. The Company had costless collars (purchased put - sold call) for 10,000 barrels of crude oil per month for 2001 with a net fair value of $0.1 million. In addition, the Company hedged a portion of its forecasted 2001 and 2002 natural gas production with fixed-for-float swaps. At September 30, 2001, these natural gas swaps were for 1,676,000 MMBtus (4,232 MMBtus per day through October 2002) with a net fair value of $2.3 million.

         The effective portion of the gains and losses on these derivatives was recorded in other comprehensive income. At September 30, 2001, accumulated other comprehensive income for all non-trading energy swaps and options was $2.6 million.

         Derivative fair value gains and losses are recorded in other comprehensive income for the effective portion of the hedge and in earnings for the ineffective portion. The ineffective portion includes both time value and basis risk. The net gain recognized in earnings prior to actual cash settlement was immaterial.

         The Company acquired several fixed-for-float swaps as part of the Las Vegas Co-generation acquisition (Note 11) completed on August 31, 2001. These swaps fixed the price for an index price gas purchase agreement. The swaps hedge the natural gas purchase price for 5,000 Mmbtus per day through April 30, 2010. The fair value of these swaps at acquisition closing was $8.6 million.

         At acquisition closing, the swaps were designated as cash flow hedges, properly documented, and effectiveness testing established. The critical terms of the hedge match the critical terms of the hedged item so no ineffectiveness can be expected. At quarter-end, the hedges met effectiveness testing and retained their cash flow hedge status.

         At September 30, 2001, the change in fair value of the swaps was not significant. No adjustments were made to the fair value of the derivative instrument on the balance sheet, no adjustments were made to other comprehensive income, and no earnings impact was recorded.

         Financing Activities

         To reduce risk from fluctuations in interest rates, the Company enters into interest rate swap transactions. These transactions are used to hedge interest rate risk for variable rate debt financing. For such transactions, the Company elects hedge accounting as allowed under SFAS
         133. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At September 30, 2001, the Company had interest rate swaps with an average balance notional amount of $381.1 million, having a maximum term of ten years and a fair value of $(16.9) million. Because these hedges are fully effective (no time value or basis risk), the entire derivative fair value is recorded in accumulated other comprehensive income.

         At September 30, 2001, the Company had $618.0 million of outstanding, floating-rate debt of which $224.0 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

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

         Early in the second quarter of 2001 the Company announced the offering price was set at $52 per share and all 3 million shares were sold with the underwriters exercising their over-allotment option to purchase an additional 383,000 shares. Net proceeds were approximately $163 million after commissions and expenses. The proceeds were used to repay a portion of current indebtedness under revolving credit facilities, to fund various power plant construction costs and for general corporate purposes.

(11)     ACQUISITIONS

         In the second quarter of 2001, the Company's independent power subsidiary, Black Hills Energy Capital, closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility came on-line mid third quarter of 2001. The facility was purchased from Enron Corporation. Total cost of the project is approximately $183 million and has been financed primarily with non-recourse financing from Union Bank of California. The Company has obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

         On August 31, 2001, Black Hills Energy Capital closed on the purchase of a 273 MW gas-fired co-generation power plant project located in North Las Vegas, Nevada from Enron North America, a wholly-owned subsidiary of Enron Corporation. The facility currently has a 51 MW co-generation power plant in operation. Most of the power from that facility is under a long-term contract expiring in 2024. The Company has sold 50% of this power plant to another party, however, under generally accepted accounting principles the Company is required to consolidate 100% of this plant. The project also has a 222 MW combined-cycle expansion under way, which is 100%-owned by the Company. The facility is scheduled to be fully operational in the third quarter of 2002 and will utilize LM-6000 technology. The power of the expansion is also under a long-term contract which expires in 2017. This contract for the expansion requires the purchaser to provide fuel to the power plant when it is dispatched. The cost for the entire facility is expected to be approximately $330 million and the Company is in the process of obtaining long-term financing, which is expected to be primarily non-recourse project debt.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $205 million has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. Fair values in the allocation include assets acquired of approximately $157 million (excluding goodwill and other intangibles) and liabilities assumed of approximately $2 million. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition. Should new or additional facts about the acquisitions become available within one year of the date of acquisition, any changes to the preliminary estimates will be reflected as an adjustment to goodwill. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $50 million, which was recorded as long-lived intangible assets and goodwill. Operating activities of the acquired company have been included in the accompanying consolidated financial statements since the acquisition date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

We are a growth oriented, diversified energy holding company operating principally in the United States. Our regulated and unregulated businesses have expanded significantly in recent years. Our independent energy group produces and markets power and fuel. We produce and sell electricity in a number of markets, with a strong emphasis in the western United States. We also produce coal, natural gas and crude oil primarily in the Rocky Mountain region and market fuel products nationwide. We also own Black Hills Power, Inc., an electric utility serving approximately 59,400 customers in South Dakota, Wyoming and Montana. Our communications group offers state-of-the-art broadband communications services to residential and business customers in Rapid City and the northern Black Hills region of South Dakota.

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

Unless the context otherwise requires, references in this Form 10-Q to the "Company", "we", "us" and "our" refer to Black Hills Corporation and all of its subsidiaries collectively.

                              Results of Operations
Consolidated Results

Consolidated earnings for the three month period ended September 30, 2001 were $16.2 million or $0.61 per share compared to $16.3 million or $0.71 per share in the same period of the prior year. Consolidated earnings for the nine month periods ended September 30, 2001 and 2000 were $82.8 million or $3.28 per share and $33.4 million, or $1.52 per share respectively, and consolidated earnings for the twelve month period ended September 30, 2001 were $102.0 million or $4.12 per share compared to $44.0 million or $2.01 per share for the same period of the prior year.

Consolidated earnings were level for the three month period ended September 30, 2001 compared to the same period in 2000. Financial results reflect the substantial price decreases and reduction in demand experienced in energy markets over the summer of 2001. The Company experienced record natural gas and oil production and strong natural gas marketing volumes sold during the third quarter of 2001. In addition, coal production increased and independent power capacity increased significantly. Earnings for the Independent Energy business group increased 29 percent over the same period in 2000 offset by a decrease in the electric utility's earnings related to a significant decrease in prices received for off-system sales and continued losses in the Communications business group. Independent Energy business group's earnings included a $3.4 million after-tax gain related to a coal contract settlement, partially offset by additional liabilities accrued for mining expenses.

Increases in consolidated earnings for the nine and twelve month periods ended September 30, 2001 were primarily driven by continued strong performance in our wholesale natural gas marketing business and increased off-system wholesale electricity sales. Strong results in our independent energy business group and electric utility business group were partially offset by losses in our Communications group.

Unusual energy market conditions stemming primarily from gas and electricity shortages in the West contributed to our strong financial performance in the last half of 2000 and the first half of 2001. We estimated that approximately $0.40 of the reported $2.37 earnings per share in calendar year 2000 (including approximately $0.10 in the third quarter of 2000) and more than half of the reported $2.71 earnings per share for the six months ended June 30, 2001 could be attributed to high prices of natural gas and electricity and high gas trading margins. Energy prices decreased substantially beginning in June 2001, which has resulted in an earnings stream returning to a pattern which is more consistent with our longer-term baseline growth performance. Certain energy markets in which we are active have continued to experience extreme volatility. Our fuel production, fuel marketing and power sales exposure in these markets is primarily indirect through sales to credit-worthy counterparties, including neighboring utilities and gas and power marketing firms.

Consolidated revenues for the three, nine and twelve month periods ended September 30, 2001 were $302.4 million, $1.3 billion and $1.9 billion, respectively. Revenues for the same periods ended September 30, 2000 were $453.2 million, $1.0 billion and $1.3 billion, respectively.

The growth in revenues for the nine and twelve month periods ended September 30, 2001 was a result of high energy commodity prices through May 2001 and increased volumes of fuel marketed, primarily as a result of extreme price volatility in the western markets, acquisitions and growth in the independent energy business group and increases in off-system sales by our electric utility. The significant decrease in energy commodity prices was the primary reason for the decline in revenues for the quarter ended September 30, 2001 compared to the same quarter in 2000.

Consolidated operating expenses decreased significantly during the three month period ended September 30, 2001 compared to the same quarter in 2000 due to significant decreases in purchased power costs and fuel costs related to the operation of our combustion turbines.

Consolidated operating expenses have increased significantly during the nine and twelve month periods ended September 30, 2001, primarily due to significant increases in fuel costs associated with operation of our combustion turbines and purchased power costs related to excess capacity being sold to western markets. In addition, there were significant cost increases related to the operating costs of acquired and expanded businesses, increased employee costs for growing operations and higher commissions related to performance levels in our fuel marketing and wholesale energy businesses.

Revenue and net income (loss) provided by each business group as a percentage of our total revenue and net income were as follows:

                                           Three Months Ended              Nine Months Ended              Twelve Months Ended
                                              September 30                    September 30                    September 30
                                           2001           2000            2001            2000            2001            2000
                                           ----           ----            ----            ----            ----            ----
Revenues
Independent energy                            84%             89%            85%             88%             87%             88%
Electric utility                              14              11             14              12              12              12
Communications                                 2               -              1               -               1               -
                                             ----            ---            ---             ---             ---             ---
                                             100%            100%           100%            100%            100%            100%
                                             ===             ===            ===             ===             ===             ===


Net Income/(Loss)
Independent energy                            72%             56%            62%             49%             63%             47%
Electric utility                              48              62             50              73              53              72
Communications and other                     (20)            (18)           (12)            (22)            (16)            (19)
                                             ---             ---            ---             ---             ---             ---
                                             100%            100%           100%            100%            100%            100%
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

Although our communications business continues to significantly increase residential and business customers, losses are expected to continue as the group proceeds with completing the network and increasing the customer base. Net income is expected to be achieved by 2004. We estimate net losses in 2001 of approximately $12 million.

The following business group and segment information does not include intercompany eliminations:

Independent Energy Group

                                       Three Months Ended                  Nine Months Ended                 Twelve Months Ended
                                          September 30                       September 30                       September 30
                                     2001              2000             2001              2000              2001             2000
                                     ----              ----             ----              ----              ----             ----
                                                                            (in thousands)
Revenue                              $ 258,195         $ 402,061       $1,112,589         $915,964        $1,654,337      $1,100,394
Expenses                               239,972           375,323        1,018,886          878,798         1,536,752       1,059,044
                                     ---------         ---------       ----------         --------        ----------      ----------
Operating income                     $  18,223         $  26,738       $   93,703         $ 37,166        $  117,585      $   41,350
Net income                           $  11,901         $   9,206       $   52,030         $ 16,419        $   64,391      $   20,487
EBITDA*                              $  32,033         $  20,559       $  118,937         $ 33,843        $  149,774      $   40,495

*EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is used by management and some investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, or as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by accounting principles generally accepted in the United States. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following table provides a summary of certain operating statistics of our independent energy group:


                                        Three Months Ended                  Nine Months Ended                Twelve Months Ended
                                           September 30                       September 30                       September 30
                                       2001             2000             2001              2000             2001             2000
                                       ----             ----             ----              ----             ----             ----
Fuel production:
Tons of coal sold                      872,900           838,200         2,465,700        2,216,900         3,299,000      3,015,000
Mcf equivalent sales                 2,033,000         1,320,700         5,309,000        3,698,000         6,888,600      4,895,000
Average price per
  barrel of oil sold
  (including hedge
  transactions)                         $24.35            $22.53            $24.55           $21.35            $24.10         $20.17
Average price per Mcf
  of natural gas sold
  (including hedge
  transactions)                        $  3.28           $  2.76           $  4.48          $  2.44           $  4.29        $  2.38
Fuel marketing
average daily volumes:
Natural gas - MMBtus                 1,062,600           903,000           947,900          787,300           981,000        763,600
Crude oil - barrels                     35,100            45,000            37,000           45,000            38,400         33,300
Coal - tons                              5,600             2,700             6,000            4,400             5,500          4,300



Earnings from the Independent Energy business group increased from 2000 amounts by $2.7 million, or $0.10 per share, and $35.6 million, or $1.40 per share, and $43.9 million, or $1.76 per share, for the three, nine and twelve month periods ended September 30, 2001, respectively. Natural gas volumes marketed increased significantly for the three, nine and twelve month periods, compared to the same periods of the previous year, while margins in the three month period returned to levels approximating historical trends. Gas and oil production had significant increases in volumes sold for the respective periods, and moderate increases in natural gas and oil prices. Coal mining results increased due to a recent coal contract settlement and increased tonnage sold, offset partially by lower average prices. Independent power operations added over 300 MW in the third quarter and has approximately 400 MW under construction. Independent power operations were affected by lower power prices in the West and lower-than-normal water flows at hydro power plants in New York.

The group's non-operating income for the quarter increased over the previous year due to a portion of the coal mining subsidiaries recent coal contract settlement that was recorded in non-operating income and lower charges for minority interest in consolidated subsidiaries as a result of decreased earnings from these subsidiaries and the Company's buy-out of certain minority interest.

In addition, the increase in the twelve-month period was aided by the sale of our ownership interest in a power fund management company, which resulted in a $3.7 million pre-tax gain.

Coal Mining Segment

                                  Three Months Ended                    Nine Months Ended                   Twelve Months Ended
                                     September 30                         September 30                         September 30
                                2001               2000             2001              2000              2001               2000
                                ----               ----             ----              ----              ----               ----
                                                                         (in thousands)

Revenue                        $6,870             $8,536          $23,014            $22,449           $31,095          $30,712
Operating income               $  830             $3,223          $ 5,664            $ 8,426           $ 6,033          $11,659
Net income                     $3,779             $2,375          $ 8,055            $ 6,179           $ 8,579          $ 8,145
EBITDA                         $7,184             $3,839          $13,891            $10,114           $14,792          $12,695

Earnings for the three, nine and twelve month periods increased over the prior year's periods, primarily as a result of a $3.4 million after-tax gain related to a coal contract settlement with PacifiCorp, partially offset by additional liabilities accrued for mining expenses. In addition, lower average prices received were partially offset by moderate increases in production volumes.

Oil and Gas Segment

                                  Three Months Ended                    Nine Months Ended                   Twelve Months Ended
                                     September 30                         September 30                         September 30
                                2001               2000               2001              2000              2001               2000
                                ----               ----               ----              ----              ----               ----
                                                                         (in thousands)
Revenue                        $8,496             $5,259            $26,353            $13,493          $33,189            $17,148
Operating income               $4,035             $2,396            $12,929            $ 5,448          $15,387            $ 7,106
Net income                     $2,804             $1,634            $ 8,723            $ 3,750          $ 9,953            $ 4,797
EBITDA                         $5,723             $3,197            $18,328            $ 7,717          $22,605            $ 9,739


Earnings of the oil and gas production business segment increased for the three, nine and twelve month periods due to increases in gas volumes sold of 61 percent, 50 percent and 51 percent, respectively, while average gas prices realized after hedged transactions were 19 percent, 84 percent and 80 percent higher than the same periods in the prior year, respectively. Barrels of oil sold increased 43 percent, 34 percent and 26 percent for the three, nine and twelve month periods while average prices realized after hedged transactions were 8 percent, 15 percent and 20 percent higher than the same periods in the prior year, respectively.

The following is a summary of our estimated oil and gas reserves at September 30 determined using constant product prices at the end of the respective period. Estimates of economically recoverable reserves are based on a number of variables, which may differ from actual results.

                                               2001                      2000
                                               ----                      ----

     Barrels of oil (in millions)               4.2                       5.3
     Bcf of natural gas                        25.7                      18.8
     Total in Bcf equivalents                  50.9                      50.6

During the first quarter we announced the acquisition of operating and non-operating interests in 74 gas and oil wells from Stewart Petroleum for approximately $10 million. The acquisition was closed early in the second quarter of 2001 and increased our proved reserves by approximately 10 billion cubic feet equivalent of which approximately 86 percent are natural gas.

Fuel Marketing Segment

                                   Three Months Ended                   Nine Months Ended                   Twelve Months Ended
                                      September 30                        September 30                         September 30
                                 2001             2000               2001               2000              2001               2000
                                 ----             ----               ----               ----              ----               ----
                                                                          (in thousands)
Revenue                         $219,710        $361,111           $997,084           $852,625        $1,511,568         $1,025,137
Operating income                $  5,606        $  3,320           $ 49,794           $  5,304        $   68,378         $    4,622
Net income                      $  3,898        $  2,319           $ 31,252           $  3,482        $   41,625         $    4,553
EBITDA                          $  6,146        $  4,049           $ 51,394           $  6,323        $   68,874         $    8,397


The significant increase in earnings for the nine and twelve month periods resulted from high margins which can, in part, be attributed to the unusual market conditions in the western markets, which primarily stem from the natural gas and electricity shortages in California and may not recur in the future. Margins in the third quarter 2001 returned to levels approximating historical trends. In addition, natural gas volumes marketed increased 18 percent, 20 percent and 28 percent for the three, nine and twelve month periods compared to the same periods of the previous year.

Independent Power Production Segment

                                  Three Months Ended                    Nine Months Ended                   Twelve Months Ended
                                     September 30                         September 30                         September 30
                                2001               2000              2001               2000              2001               2000
                                ----               ----              ----               ----              ----               ----
                                                                         (in thousands)

Revenue                         $23,119            $27,155          $66,138            $27,397           $78,485            $27,397
Operating income                $ 7,752            $17,799          $25,316            $17,988           $27,787            $17,963
Net income                      $ 1,246            $ 2,878          $ 3,827            $ 3,008           $ 4,062            $ 2,992
EBITDA                          $12,980            $ 9,474          $35,324            $ 9,689           $43,503            $ 9,664


Over 300 MW were added to operations mid third quarter 2001 and approximately 400 MW are currently under construction. Earnings from Independent power operations were affected by lower power prices in the West and lower-than-normal water flows at hydro plants in New York.

Electric Utility Group

                                  Three Months Ended                    Nine Months Ended                   Twelve Months Ended
                                     September 30                         September 30                         September 30
                                2001               2000              2001               2000              2001               2000
                                ----               ----              ----               ----              ----               ----
                                                                         (in thousands)
Revenue                         $43,518           $48,607         $175,698           $117,805          $231,202           $150,796
Expenses                         28,272            29,994          102,477             72,567           135,011             92,289
                                -------           -------         --------           --------          --------           --------
Operating income                $15,246           $18,613         $ 73,221           $ 45,238          $ 96,191           $ 58,507
Net income                      $ 7,914           $10,060         $ 41,878           $ 24,352          $ 54,593           $ 31,651
EBITDA                          $18,692           $22,465         $ 85,038           $ 56,867          $111,465           $ 74,098


Earnings from the electric utility decreased $2.2 million, or $0.08 per share and increased $17.5 million, or $0.69 per share, and $22.9 million, or $0.92 per share for the three, nine and twelve month periods ended September 30, 2001, respectively. The decrease in third quarter earnings resulted from a significant decrease in wholesale electricity prices in response to changes in western energy market conditions. Average prices received for off-system sales decreased 32 percent and increased 105 percent and 136 percent for the three, nine and twelve month periods in 2001 compared to the same periods in 2000. In addition, off-system megawatt hours sold decreased 11 percent for the three months due to changes in market conditions and increased 64 percent and 67 percent for the nine and twelve month periods ended September 30, 2001 compared to the same periods in 2000, due to higher market prices and the 40 MW generating capacity added in 2001. The Electric Utility continued to have modest gains in firm residential and commercial electric sales. These nine and twelve month period increases were partially offset by higher fuel and operating costs associated with operation of the gas turbines and other power plant operations, and higher purchased power costs. The following table provides certain operating statistics.

                                             Three Months Ended                Nine Months Ended                Twelve Months Ended
                                                September 30                     September 30                       September 30
                                           2001            2000              2001             2000             2001           2000
                                           ----            ----              ----             ----             ----           ----
Firm (system) sales - MWh                537,000         519,000          1,527,000         1,477,000        2,024,000     1,950,000
Off-system sales - MWh                   211,000         237,000            761,000           465,000          980,000       588,000

Communications Group

                                   Three Months Ended                    Nine Months Ended                    Twelve Months Ended
                                      September 30                          September 30                          September 30
                                2001               2000             2001               2000               2001               2000
                                ----               ----             ----               ----               ----               ----
                                                                           (in thousands)
Revenue                       $ 5,154            $ 2,563           $13,717            $ 4,422           $ 16,984            $ 4,700
Expenses                        8,101              5,121            23,237             11,349             32,062             13,455
                              -------            -------           -------            -------           --------            -------
Operating loss                $(2,947)           $(2,558)          $(9,520)           $(6,927)          $(15,078)           $(8,755)
Net loss                      $(2,661)           $(2,842)          $(9,343)           $(6,974)          $(14,397)           $(7,785)
EBITDA                        $  (362)           $  (949)          $(2,135)           $(3,503)          $ (5,536)           $(4,082)

Losses in Communications for the three, nine and twelve month periods ended September 30, 2001 were $(2.7) million, or $(0.10) per share, $(9.3) million, or $(0.37) per share and $(14.4) million, or $(0.58) per share, compared to $(2.8) million, or $(0.12) per share, $(7.0) million or $(0.32) per share and $(7.8) million or $(0.36) per share for the same periods in the prior year, respectively. The customer base continues to grow with an increase of 17 percent in the third quarter of 2001, compared to the second quarter of 2001. Losses for the nine and twelve month periods in 2001 increased due to increases in certain reserves for inventory and carrier billings and increased interest expense. Losses are expected to continue as the group proceeds with completing the network and increasing the customer base. Net income is expected to be achieved by 2004. The following table provides certain operating statistics:

                                  September 30          June 30          March 31         December 31        September 30
                                      2001               2001              2001              2000                2000
                                      ----               ----              ----              ----                ----
Business customers                   1,940               1,440              980               650                 490
Residential customers               13,780              12,000           10,060             8,370               6,700


                         Liquidity and Capital Resources

During the three, nine and twelve month periods ended September 30, 2001, we generated sufficient cash flow from operations to meet our operating needs, to pay dividends on common and preferred stock, to pay long-term debt maturities and substantially increase our cash position over September 30, 2000. We continue to fund property and investment additions primarily related to construction of additional electric generation facilities for our independent energy business group through a combination of operating cash flow, increased short-term debt and long-term non-recourse project financing. Investing and financing activities increased primarily due to short and long-term borrowings related to project financing.

During the first quarter of 2001, the Company announced the public offering of 3 million shares of common stock with an option for the underwriters to purchase 450,000 additional shares. Credit Suisse First Boston, Lehman Brothers, CIBC World Markets and UBS Warburg acted as the managers of the underwriting syndicate.

Early in the second quarter of 2001 the Company announced the offering price was set at $52 per share and all 3 million shares were sold with the underwriters exercising their over-allotment option to purchase an additional 383,000 shares. Net proceeds were approximately $163 million after commissions and expenses. The proceeds were used to repay a portion of current indebtedness under revolving credit facilities, to fund various power plant construction projects and for general corporate purposes.

In addition, during the third quarter of 2001, the Company completed a $400 million revolving credit facility. The facility replaces the Company's previous short-term credit lines, which totaled $290 million. The credit facility was arranged by ABN Amro Bank N.V., US Bank, N.A. and Union Bank of California, N.A., with ten other banks participating. The facility consists of two $200 million tranches, one of which has a 364-day term and the other a three-year term.

Capital Requirements

During the third quarter 2001, we closed on the purchase of a gas-fired generation complex in North Las Vegas, Nevada from Enron North America, a wholly-owned subsidiary of Enron Corporation. We anticipate total acquisition and construction costs for the 273 MW complex to be approximately $330 million. The project is expected to be primarily financed with project-level non-recourse debt. The capital necessary to fund this project was not included in our forecasted capital requirements reported in our 2000 Annual Report on Form 10-K filed with the Securities Exchange Commission.

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

                             BLACK HILLS CORPORATION

                           Part II - Other Information

Item 1.       Legal Proceedings

              For information regarding legal proceedings, see Note 7 to the Consolidated Financial Statements in this Form 10-Q, the Company's 2000 Annual Report on Form 10-K and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Item 2.       Changes In Securities and Use of Proceeds

              (c) On September 10, 2001, we issued the following unregistered securities pursuant to the 2000 earn-out consideration agreed to in the acquisition of Indeck Capital, Inc. on July 7, 2000. The unregistered securities were issued under Rule 506 of Regulation D of the Securities Act of 1933. Each of the stockholders is an accredited investor.

                                                                                               Series 2000-A
                 Stockholder                              Common Shares Issued             Preferred Stock Issued

                 Gerald R. Forsythe                                7,029                              178
                 John W. Salyer                                    1,360                               34
                 Michelle R. Fawcett                                 736                               18
                 Marsha Fournier                                     736                               18
                 Monica Breslow                                      736                               18
                 Melissa S. Forsythe                                 736                               18


Item 6.       Exhibits and Reports of Form 8-K

              (a)  Exhibits

                   The following documents are included as exhibits to this Form 10-Q:

                   Exhibit
                   Number  Description
                   ------  -----------

                    10.1 3-Year  Credit  Agreement  dated as of August 28,  2001 among Black Hills Corporation, as Borrower, The Financial Institutions party, hereto, as Banks, ABN AMRO BANK N.V., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, U.S. Bank, National Association, as Documentation Agent, and The Bank of Nova Scotia, as Co-Documentation Agent.

                    10.2 364-Day Credit Agreement dated as of August 28, 2001
                         among Black Hills Corporation, as Borrower, The Financial Institutions party, hereto, as Banks, ABN AMRO BANK N.V., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, U.S. Bank, National Association, as Documentation Agent, and The Bank of Nova Scotia, as Co-Documentation Agent.

              (b)  Reports on Form 8-K

                   On September 18, 2001, the Company filed a Form 8-K dated August 31, 2001 reporting "Item 5 - Other Events" related to the acquisition of a 273 MW gas-fired co-generation power plant project located northeast of Las Vegas, Nevada from Enron North America, a wholly-owned subsidiary of Enron Corporation.

BLACK HILLS CORPORATION

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BLACK HILLS CORPORATION


                           By:  /s/ Roxann R. Basham
                                ---------------------------------------------
                                Roxann R. Basham, Vice President - Controller Principal Accounting Officer)


                           By:  /s/ Mark T. Thies
                                ---------------------------------------------
                                Mark T. Thies, Senior VP & CFO
                                (Principal Financial Officer)


Dated:   November 14, 2001

                                  EXHIBIT INDEX



Exhibit
Number                 Description


10.1 3-Year Credit Agreement dated as of August 28, 2001 among Black Hills Corporation, as Borrower, The Financial Institutions party, hereto, as Banks, ABN AMRO BANK N.V., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, U.S. Bank, National Association, as Documentation Agent, and The Bank of Nova Scotia, as Co-Documentation Agent.

10.2 364-Day Credit Agreement dated as of August 28, 2001 among Black Hills Corporation, as Borrower, The Financial Institutions party, hereto, as Banks, ABN AMRO BANK N.V., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, U.S. Bank, National Association, as Documentation Agent, and The Bank of Nova Scotia, as Co-Documentation Agent.