Form 10-K405/A
period 2001-12-31
BLACK HILLS CORP /SD/
filed 2002-04-01
CIK 1130464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-K/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
X        EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________

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

                                  YES X       NO
                                      ----      ----

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

         3.    Exhibits


         Exhibit
         Number                                      Description
         -------                                     -----------

               2*          Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-52664)).
               3.1*        Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Registration
                           Statement on Form S-4 (No. 333-52664)).
               3.2*        Articles of Amendment of the Registrant (filed as an exhibit to the Registrant's Form 8-K filed on
                           December 26, 2000).
               3.3         Amended and Restated Bylaws of the Registrant dated December 10, 2001.
               3.4*        Statement of Designations, Preferences and Relative
                           Rights and Limitations of No Par Preferred Stock,
                           Series 2000-A of the Registrant (filed as an exhibit
                           to the Registrant's Form 8-K filed on December 26,
                           2000).
               4.1*        Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black
                           Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to the Registrant's Registration
                           Statement on Form S-4 (No. 333-52664)).
               4.2*        Form of Stock Certificate for Common Stock, Par Value $1.00 Per Share (filed as Exhibit 4.2 to the
                           Registrant's Form 10-K for 2000).
              10.1*        Agreement for Transmission Service and the Common Use of Transmission Systems dated January 1, 1986, among Black Hills Power, Inc., Basin Electric Power Cooperative, Rushmore Electric Power Cooperative, Inc
                           Tri-County Electric Association, Inc., Black Hills Electric Cooperative, Inc. and Butte Electric
                           Cooperative, Inc. (filed as Exhibit 10(d) to the Registrant's Form 10-K for 1987).
              10.2*        Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant's Form 10-K for 1992).
              10.3*        Coal Leases between Wyodak Resources Development Corp. and the Federal Government
                            -Dated May 1, 1959 (filed as Exhibit 5(i) to the Registrant's Form S-7, File No. 2-60755)
                               -Modified January 22, 1990 (filed as Exhibit 10(h) to the Registrant's Form 10-K for 1989)
                            -Dated April 1, 1961 (filed as Exhibit 5(j) to the Registrant's Form S-7, File No. 2-60755)
                               -Modified January 22, 1990 (filed as Exhibit 10(i) to Registrant's Form 10-K for 1989)
                            -Dated October 1, 1965 (filed as Exhibit 5(k) to the Registrant's Form S-7, File No. 2-60755)
                               -Modified January 22, 1990 (filed as Exhibit 10(j) to the Registrant's Form 10-K for 1989).
              10.4*        Restated and Amended Coal Supply Agreement dated as of January 1, 2001 between Wyodak Resources
                           Development Corp. and PacifiCorp (filed as Exhibit 10.4 to the Registrant's Form S-1 No. 333-57440).
              10.5*        Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black
                           Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).



              10.6*        Coal Supply Agreement for Wyodak Unit #2 dated February 3, 1983, and Ancillary Agreement dated February 3
                           1982, between Wyodak Resources Development Corp., Pacific Power & Light Company and Black Hills Power,
                           Inc.(filed as Exhibit 10(o) to the Registrant's Form 10-K for 1983).  Amendment to Agreement for Coal
                           Supply for Wyodak #2 dated May 5, 1987 (filed as Exhibit 10(o) to the Registrant's Form 10-K for 1987).
              10.7*        Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black
                           Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).
              10.8*        Marketing, Capacity and Storage Service Agreement between Black Hills Power, Inc. and PacifiCorp dated
                           September 1, 1995 (filed as Exhibit 10(ag) to the Registrant's Form 10-K for 1995).
              10.9*        Assignment of Mining Leases and Related Agreement effective May 27, 1997, between Wyodak Resources
                           Development Corp. and Kerr-McGee Coal Corporation (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1997).
              10.10*       Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).
              10.11+       Amended and Restated Pension Equalization Plan of Black Hills Corporation dated November 6, 2001.
              10.12+       Severance, Confidentiality, Non-disclosure and Release Agreement dated October 30, 2001 between Black
                           Hills Corporation and Gary R. Fish.
              10.13*+      Black Hills Corporation Nonqualified Deferred Compensation Plan dated June 1, 1999 (filed as
                           Exhibit 10.13 to the Registrant's Form 10-K for 2000).
              10.14*+      Black Hills Corporation 1996 Stock Option Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for
                           1997).
              10.15*+      Black Hills Corporation 1999 Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Form 10-K for
                           2000.
              10.16*+      Black Hills Corporation Omnibus Incentive Compensation Plan dated May 30, 2001 (filed as Exhibit 10.16 to the Registrant's Form 10-K for 2001).
              10.17*+      Agreement for Supplemental Pension Benefit for Everett E. Hoyt dated January 20, 1992 (filed as
                           Exhibit 10(gg) to the Registrant's Form 10-K for 1992).
              10.18*+      Change in Control Agreements for various officers (filed as Exhibit 10(af) to the Registrant's Form 10-K for 1995).
              10.19*+      Outside Directors Stock Based Compensation Plan (filed as Exhibit 10(t) to the Registrant's Form 10-K for
                           1997).
              10.20*+      Officers Short-Term Incentive Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for 1999).
              10.21*       Agreement and Plan of Merger, dated as of January 1, 2000, among Black Hills Corporation, Black Hills
                           Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier,
                           Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 2 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett,
                           Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
              10.22*       Addendum to the Agreement and Plan of Merger, dated as of April 6, 2000, among Black Hills Corporation,
                           Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                           Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 3 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R.
                           Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7,
                           2000).
              10.23*       Supplemental Agreement Regarding Contingent Merger Consideration, dated as of January 1, 2000, among
                           Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe,
                           Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr.
                           (Exhibit 4 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and
                           John W. Salyer, Jr., dated July 7, 2000).
              10.24*       Supplemental Agreement Regarding Restructuring of Certain Qualifying Facilities (Exhibit 5 to Schedule
                           13Dfiled on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe,
                           Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated
                           July 7, 2000).


              10.25*       Addendum to the Agreement and Plan of Merger, dated as of June 30, 2000, among Black Hills Corporation,
                           Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                           Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 6 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R.
                           Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7,
                           2000).
              10.26*       Registration Rights Agreement among Black Hills Corporation, Gerald R. Forsythe, Michelle R. Fawcett,
                           Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 7 to Schedule 13D
                           filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe,
                           Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated
                           July 7, 2000).
              10.27*       Shareholders Agreement among Black Hills Corporation, Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                           Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 8 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R.
                           Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7,
                           2000).
              10.28*       3-year Credit Agreement dated as of August 28, 2001 among Black Hills Corporation, as Borrower, The
                           Financial Institutions party, hereto, as Banks, ABN AMRO BANK N.V., as Administrative Agent, Union Bank
                           of California, N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, US Bank, National
                           Association, as Documentation Agent, and The Bank of Nova Scotia, as Co-Documentation Agent (filed as
                           Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2001).
              10.29*       364-day Credit Agreement dated as of August 28, 2001 among Black Hills Corporation, as Borrower, The
                           Financial Institutions party, hereto, as Banks, ABN AMRO BANK N.V., as Administrative Agent, Union Bank
                           of California, N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, US Bank, National
                           Association, as Documentation Agent, and The Bank of Nova Scotia, as Co-Documentation Agent (filed as
                           Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2001).
              10.30*       Purchase and Sale Agreement by and between TLS Investors, LLC and Black Hills Energy Capital, Inc. dated
                           June 18, 2001 to purchase Southwest Power, LLC (filed as Exhibit 10.30 to the Registrant's Form 10-K for
                           2001).
              10.31*       Agreement for Lease between Wygen Funding, Limited Partnership and Black Hills Generation, Inc. dated as of July 20, 2001 (filed as Exhibit 10.31 to the Registrant's Form 10-K for 2001).
              10.32*       Amendment No. 1 dated as of December 20, 2001 to Agreement for Lease dated as of July 20, 2001 between
                           Wygen Funding, Limited Partnership as Owner and Black Hills Generation, Inc., as Agent (filed as Exhibit
                           10.32 to the Registrant's Form 10-K for 2001).
              10.33*       Lease Agreement dated as of July 20, 2001 between Wygen Funding, Limited Partnership as Lessor and Black
                           Hills Generation, Inc. as Lessee (filed as Exhibit 10.33 to the Registrant's Form 10-K for 2001).
              21*          List of Subsidiaries of Black Hills Corporation (filed as Exhibit 21 to the Registrant's Form 10-K for
                           2001).
              23.1*        Consent of Independent Public Accountants (filed as Exhibit 23.1 to the Registrant's Form 10-K for 2001).
              23.2*        Consent of Petroleum Engineer and Geologist (filed as Exhibit 23.2 to the Registrant's Form 10-K for
                           2001).
              99.1*        Letter to Commission Pursuant to Temporary Note 3T (filed as Exhibit 99.1 to the Registrant's Form 10-K for 2001).

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

                                            BLACK HILLS CORPORATION


                                            By    DANIEL P. LANDGUTH
                                            -----------------------------
                                            Daniel P. Landguth, Chairman
                                             and Chief Executive Officer
Dated:   March 30, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       DANIEL P. LANDGUTH                          Director and Principal                      March 30, 2002
------------------------------------------            Executive Director
Daniel P. Landguth, Chairman,
 and Chief Executive Officer

       MARK T. THIES                               Principal Financial Officer                 March 30, 2002
-------------------------------------------
Mark T. Thies, Senior Vice President and
 Chief Financial Officer

       ROXANN R. BASHAM                            Principal Accounting Officer                March 30, 2002
-------------------------------------------
Roxann R. Basham, Vice President-Controller,
  and Assistant Secretary

       ADIL M. AMEER                               Director                                    March 30, 2002
-------------------------------------------
Adil M. Ameer

       BRUCE B. BRUNDAGE                           Director                                    March 30, 2002
-------------------------------------------
Bruce B. Brundage

       DAVID C. EBERTZ                             Director                                    March 30, 2002
-------------------------------------------
David C. Ebertz

       JOHN R. HOWARD                              Director                                    March 30, 2002
-------------------------------------------
John R. Howard

       EVERETT E. HOYT                             Director and Officer                        March 30, 2002
-------------------------------------------
Everett E. Hoyt, President and Chief
  Operating Officer

       KAY S. JORGENSEN                            Director                                    March 30, 2002
-------------------------------------------
Kay S. Jorgensen

       DAVID S. MANEY                              Director                                    March 30, 2002
-------------------------------------------
David S. Maney

       THOMAS J. ZELLER                            Director                                    March 30, 2002
-------------------------------------------
Thomas J. Zeller


                                INDEX TO EXHIBITS


       Exhibit
       Number                               Description
       -------                              -----------


          2*          Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-52664)).
          3.1*        Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Registration Statement on
                      Form S-4 (No. 333-52664)).
          3.2*        Articles of Amendment of the Registrant (filed as an exhibit to the Registrant's Form 8-K filed on
                      December 26, 2000).
          3.3         Amended and Restated Bylaws of the Registrant dated December 10, 2001.
          3.4*        Statement of Designations, Preferences and Relative Rights
                      and Limitations of No Par Preferred Stock, Series 2000-A
                      of the Registrant (filed as an exhibit to the Registrant's
                      Form 8-K filed on December 26, 2000).
          4.1*        Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called
                      Black Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to the Registrant's Registration
                      Statement on Form S-4 (No. 333-52664)).
          4.2*        Form of Stock Certificate for Common Stock, Par Value $1.00 Per Share (filed at Exhibit 4.2 to the
                      Registrant's Form 10-K for 2000).
         10.1*        Agreement for Transmission Service and the Common Use of Transmission Systems dated January 1, 1986, among
                      Black Hills Power, Inc., Basin Electric Power Cooperative, Rushmore Electric Power Cooperative, Inc.,
                      Tri-County Electric Association, Inc., Black Hills Electric Cooperative, Inc. and Butte Electric Cooperative,
                      Inc. (filed as Exhibit 10(d) to the Registrant's Form 10-K for 1987).
         10.2*        Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the
                      Registrant's Form 10-K for 1992).
         10.3*        Coal Leases between Wyodak Resources Development Corp. and the Federal Government
                         -Dated May 1, 1959 (filed as Exhibit 5(i) to the Registrant's Form S-7, File No. 2-60755)
                              -Modified January 22, 1990 (filed as Exhibit 10(h) to the Registrant's Form 10-K for 1989)
                         -Dated April 1, 1961 (filed as Exhibit 5(j) to the Registrant's Form S-7, File No. 2-60755)
                              -Modified January 22, 1990 (filed as Exhibit 10(i) to Registrant's Form 10-K for 1989)
                         -Dated October 1, 1965 (filed as Exhibit 5(k) to the Registrant's Form S-7, File No. 2-60755)
                              -Modified January 22, 1990 (filed as Exhibit 10(j) to the Registrant's Form 10-K for 1989).
         10.4*        Restated and Amended Coal Supply Agreement dated as of January 1, 2001 between Wyodak Resources Development
                      Corp. and PacifiCorp (filed as Exhibit 10.4 to the Registrant's Form S-1 No. 333-57440).
         10.5*        Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills
                      Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).




         10.6*        Coal Supply Agreement for Wyodak Unit #2 dated February 3, 1983, and Ancillary Agreement dated February 3,
                      1982, between Wyodak Resources Development Corp., Pacific Power & Light Company and Black Hills Power, Inc.
                      (filed as Exhibit 10(o) to the Registrant's Form 10-K for 1983).  Amendment to Agreement for Coal Supply for
                      Wyodak #2 dated May 5, 1987 (filed as Exhibit 10(o) to the Registrant's Form 10-K for 1987).
         10.7*        Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black
                      Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).
         10.8*        Marketing, Capacity and Storage Service Agreement between Black Hills Power, Inc. and PacifiCorp dated
                      September 1, 1995 (filed as Exhibit 10(ag) to the Registrant's Form 10-K for 1995).
         10.9*        Assignment of Mining Leases and Related Agreement effective May 27, 1997, between Wyodak Resources Development
                      Corp. and Kerr-McGee Coal Corporation (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1997).
         10.10*       Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).
         10.11+       Amended and Restated Pension Equalization Plan of Black Hills Corporation dated November 6, 2001.
         10.12+       Severance, Confidentiality, Non-disclosure and Release Agreement dated October 30, 2001 between Black Hills
                      Corporation and Gary R. Fish.
         10.13*+      Black Hills Corporation Nonqualified Deferred Compensation Plan dated June 1, 1999 (filed as Exhibit 10.13 to the Registrant's Form 10-K for 2000).
         10.14*+      Black Hills Corporation 1996 Stock Option Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for 1997)
         10.15*+      Black Hills Corporation 1999 Stock Option Plan (filed as Exhibit 10.14 to the Registrant's Form 10-K for 2000.
         10.16*+      Black Hills Corporation Omnibus Incentive Compensation Plan dated May 30, 2001 (filed as Exhibit 10.16 to the
                      Registrant's Form 10-K for 2001).
         10.17*+      Agreement for Supplemental Pension Benefit for Everett E. Hoyt dated January 20, 1992 (filed as Exhibit 10(gg)
                      to the Registrant's Form 10-K for 1992).
         10.18*+      Change in Control Agreements for various officers (filed as Exhibit 10(af) to the Registrant's Form 10-K for
                      1995).
         10.19*+      Outside Directors Stock Based Compensation Plan (filed as Exhibit 10(t) to the Registrant's Form 10-K for
                      1997).
         10.20*+      Officers Short-Term Incentive Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for 1999).
         10.21*       Agreement and Plan of Merger, dated as of January 1, 2000, among Black Hills Corporation, Black Hills Energy
                      Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow,
                      Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 2 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier,
                      Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.22*       Addendum to the Agreement and Plan of Merger, dated as of April 6, 2000, among Black Hills Corporation, Black
                      Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier,
                      Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 3 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                      Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).


         10.23*       Supplemental Agreement Regarding Contingent Merger Consideration, dated as of January 1, 2000, among Black
                      Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R.
                      Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 4 to Schedule
                      13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe,
                      Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July
                      7, 2000).
         10.24*       Supplemental Agreement Regarding Restructuring of Certain Qualifying Facilities (Exhibit 5 to Schedule 13D
                      filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle
                      R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.25*       Addendum to the Agreement and Plan of Merger, dated as of June 30, 2000, among Black Hills Corporation, Black
                      Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier,
                      Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 6 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                      Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.26*       Registration Rights Agreement among Black Hills Corporation, Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                      Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 7 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R.
                      Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.27*       Shareholders Agreement among Black Hills Corporation, Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier
                      Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 8 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                      Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.28*       3-year Credit Agreement dated as of August 28, 2001 among Black Hills Corporation, as Borrower, The Financial
                      Institutions party, hereto, as Banks, ABN AMRO BANK N.V., as Administrative Agent, Union Bank of California,
                      N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, US Bank, National Association, as
                      Documentation Agent, and The Bank of Nova Scotia, as Co-Documentation Agent (filed as Exhibit 10.1 to the
                      Registrant's Form 10-Q for the quarterly period ended September 30, 2001).
         10.29*       364-Day Credit Agreement dated as of August 28, 2001 among Black Hills Corporation, as Borrower, The Financial
                      Institutions party, hereto, as Banks, ABN AMRO BANK N.V., as Administrative Agent, Union Bank of California,
                      N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, US Bank, National Association, as
                      Documentation Agent, and The Bank of Nova Scotia, as Co-Documentation Agent (filed as Exhibit 10.2 to the
                      Registrant's Form 10-Q for the quarterly period ended September 30, 2001).
         10.30*       Purchase and Sale Agreement by and between TLS Investors, LLC and Black Hills Energy Capital, Inc. dated June
                      18, 2001 to purchase Southwest Power, LLC (filed as Exhibit 10.30 to the Registrant's Form 10-K for 2001).


         10.31*       Agreement for Lease between Wygen Funding, Limited Partnership and Black Hills Generation, Inc. dated as of
                      July 20, 2001 (filed as Exhibit 10.31 to the Registrant's Form 10-K for 2001).
         10.32*       Amendment No. 1 dated as of December 20, 2001 to Agreement for Lease dated as of July 20, 2001 between Wygen
                      Funding, Limited Partnership as Owner and Black Hills Generation, Inc., as Agent (filed as Exhibit 10.32 to the Registrant's Form 10-K for 2001).
         10.33*       Lease Agreement dated as of July 20, 2001 between Wygen Funding, Limited Partnership as Lessor and Black Hills
                      Generation, Inc. as Lessee (filed as Exhibit 10.33 to the Registrant's Form 10-K for 2001).
         21*          List of Subsidiaries of Black Hills Corporation (filed as Exhibit 21 to the Registrant's Form 10-K for 2001).
         23.1*        Consent of Independent Public Accountants (filed as Exhibit 23.1 to the Registrant's Form 10-K for 2001).
         23.2*        Consent of Petroleum Engineer and Geologist (filed as Exhibit 23.2 to the Registrant's Form 10-K for 2001).
         99.1*        Letter to Commission Pursuant to Temporary Note 3T (filed as Exhibit 99.1 to the Registrant's Form 10-K for
                      2001).

----------
* Previously filed as part of the filing indicated and incorporated by reference herein.
+ Indicates a board of director or management compensatory plan.