Form 10-Q
period 2002-03-31
BLACK HILLS CORP /SD/
filed 2002-05-15
CIK 1130464

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002.

OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

         For the transition period from _______________ to _______________.

         Commission File Number 001-31303

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

                  Class                           Outstanding at April 30, 2002

         Common stock, $1.00 par value                  26,806,394 shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                       Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income-                              3
           Three and Twelve Months
           Ended March 31, 2002 and 2001

         Consolidated Balance Sheets-                                    4
           March 31, 2002, December 31, 2001
           and March 31, 2001

         Consolidated Statements of Cash Flows-                          5
           Three Months Ended
           March 31, 2002 and 2001

         Notes to Consolidated Financial Statements                      6-16

Item 2.  Management's Discussion and Analysis of                         16-29
           Financial Position and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about                  29
           Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               30

Item 6.  Exhibits and Reports on Form 8-K                                30

Signatures                                                               31

                             BLACK HILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                         Three Months                       Twelve Months
                                                                            March 31                           March 31
                                                                     2002              2001             2002              2001
                                                                     ----              ----             ----              ----
                                                                             (in thousands, except per share amounts)
Operating revenues                                                 $ 301,874         $ 561,693       $ 1,297,844      $ 1,937,413
                                                                   ---------         ---------       -----------      -----------
Operating expenses:
    Fuel and purchased power                                         221,087           446,508           938,405        1,609,640
    Operations and maintenance                                        14,412            14,052            62,413           53,008
    Administrative and general                                        13,072            22,105            75,657           60,552
    Depreciation, depletion and amortization                          16,803            11,877            58,984           38,108
    Taxes, other than income taxes                                     6,308             5,571            24,125           16,760
                                                                  ----------         ---------       -----------      -----------
                                                                     271,682           500,113         1,159,584        1,778,068
                                                                  ----------         ---------       -----------      -----------

Operating income                                                      30,192            61,580           138,260          159,345
                                                                  ----------         ---------       -----------      -----------
Other income (expense):
    Interest expense                                                  (9,639)          (11,720)          (37,979)         (36,869)
    Interest income                                                      598             1,432             2,119            6,444
    Other, net                                                         1,816             1,412            10,346            5,033
                                                                  ----------         ---------       -----------      -----------
                                                                      (7,225)           (8,876)          (25,514)         (25,392)
                                                                  ----------         ---------       -----------      -----------
Income before minority interest, income taxes and
  change in accounting principle                                      22,967            52,704           112,746          133,953
Minority interest                                                     (2,266)           (1,960)           (4,492)         (13,298)
Income taxes                                                          (6,778)          (18,652)          (38,345)         (44,912)
                                                                  ----------         ---------       -----------      -----------

Income before change in accounting principle                          13,923            32,092            69,909           75,743
Change in accounting principle                                           141                 -               141                -
                                                                  ----------         ---------       -----------      -----------

          Net income                                                  14,064            32,092            70,050           75,743
Preferred stock dividends                                                (56)              (42)             (541)            (120)
                                                                  ----------         ---------       -----------      -----------
Net income available for common stock                             $   14,008         $  32,050       $    69,509      $    75,623
                                                                  ==========         =========       ===========      ===========

Weighted average common shares outstanding:
    Basic                                                             26,694            22,975            26,288           22,520
                                                                  ==========         =========       ===========      ===========
    Diluted                                                           26,968            23,393            26,647           22,823
                                                                  ==========         =========       ===========      ===========

Earnings per share of common stock:
    Basic                                                         $     0.52         $    1.39       $      2.64      $      3.36
                                                                  ==========         =========       ===========      ===========
    Diluted                                                       $     0.52         $    1.37       $      2.63      $      3.32
                                                                  ==========         =========       ===========      ===========

Dividends paid per share of common stock                          $     0.29         $    0.28       $      1.13      $      1.09
                                                                  ==========         =========       ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         Unaudited                             Unaudited
                                                                          March 31         December 31         March 31
                                                                            2002              2001               2001
                                                                            ----              ----               ----
                                                                               (in thousands, except share amounts)
                               ASSETS
Current assets:
    Cash and cash equivalents                                           $    66,202       $    29,666        $    89,662
    Securities available-for-sale                                             3,331             3,550              3,136
    Receivables (net of allowance for doubtful accounts of $4,367,
      $5,913 and $4,448, respectively) -                                    142,954           117,259            188,305
    Derivative assets                                                        22,948            39,336             33,560
    Other assets                                                             33,375            30,540             20,765
                                                                        -----------       -----------        -----------
                                                                            268,810           220,351            335,428
                                                                        -----------       -----------        -----------
Investments                                                                  17,398            59,895             52,870
                                                                        -----------       -----------        -----------

Property, plant and equipment                                             1,713,653         1,564,794          1,099,584
    Less accumulated depreciation and depletion                            (374,860)         (328,400)          (290,344)
                                                                        -----------       -----------        -----------
                                                                          1,338,793         1,236,394            809,240
                                                                        -----------       -----------        -----------
Other assets:
    Derivatives assets                                                        7,645             6,874              2,852
    Goodwill                                                                 30,185            29,950             29,064
    Intangible assets                                                        95,027            86,961             16,470
    Other                                                                    19,014            18,342             14,373
                                                                        -----------       -----------        -----------
                                                                            151,871           142,127             62,759
                                                                        -----------       -----------        -----------
                                                                        $ 1,776,872       $ 1,658,767        $ 1,260,297
                                                                        ===========       ===========        ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $   127,320       $   102,041        $   160,412
    Accrued liabilities                                                      49,573            40,178             68,195
    Current maturities of long-term debt                                     42,115            35,904             13,133
    Notes payable                                                           390,196           361,240            233,258
    Derivative liabilities                                                   30,576            43,699             31,573
                                                                        -----------       -----------        -----------
                                                                            639,780           583,062            506,571
                                                                        -----------       -----------        -----------
Long-term debt, net of current maturities                                   465,097           415,798            305,463
                                                                        -----------       -----------        -----------
Deferred credits and other liabilities:
    Federal income taxes                                                     75,750            75,398             60,561
    Derivative liabilities                                                    6,594             7,119             13,124
    Other                                                                    42,791            42,693             39,199
                                                                        -----------       -----------        -----------
                                                                            125,135           125,210            112,884
                                                                        -----------       -----------        -----------

Minority interest in subsidiaries                                            21,168            19,533             35,413
                                                                        -----------       -----------        -----------
Stockholders' equity:
  Preferred stock - no par Series 2000-A; 21,500 shares authorized;
    Issued and Outstanding: 5,177, 5,177 and 4000 shares,
    respectively                                                              5,549             5,549              4,000
                                                                        -----------       -----------        -----------
   Common stock equity-
    Common stock $1 par value; 100,000,000 shares authorized;
      Issued: 26,997,090; 26,890,943 and 23,329,356 shares,
      respectively                                                           26,997            26,891             23,329
    Additional paid-in capital                                              242,454           240,454             73,969
    Retained earnings                                                       256,775           250,515            217,252
    Treasury stock, at cost                                                  (2,631)           (4,503)            (8,841)
    Accumulated other comprehensive loss                                     (3,452)           (3,742)            (9,743)
                                                                        -----------       -----------        -----------
                                                                            520,143           509,615            295,966
                                                                        -----------       -----------        -----------
      Total stockholders' equity                                            525,692           515,164            299,966
                                                                        -----------       -----------        -----------
                                                                        $ 1,776,872       $ 1,658,767        $ 1,260,297
                                                                        ===========       ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Three Months
                                                                                            March 31
                                                                                 2002                      2001
                                                                                 ----                      ----
                                                                                         (in thousands)
Operating activities:
     Net income available for common                                            $ 14,008                  $ 32,050
     Principal non-cash items-
        Depreciation, depletion and amortization                                  16,803                    11,877
        Net change in derivative assets and liabilities                            2,989                    (3,508)
        Deferred income taxes                                                       (159)                   (2,238)
        Undistributed earnings in associated companies                            (1,846)                   (2,697)
        Minority interest                                                          2,266                     1,960
        Accounting change                                                           (141)                        -
     Change in operating assets and liabilities-
        Accounts receivable and other current assets                             (24,113)                  112,809
        Accounts payable and other current liabilities                            33,613                   (68,650)
        Other, net                                                                (4,815)                   (3,397)
                                                                                --------                  --------
                                                                                  38,605                    78,206
                                                                                --------                  --------

Investing activities:
     Property, plant and equipment additions                                     (57,740)                  (28,862)
     (Increase) decrease in investments                                           (1,795)                    2,119
     Payment for acquisition of net assets, net of cash acquired                 (23,229)                        -
                                                                                --------                  --------
                                                                                 (82,764)                  (26,743)
                                                                                --------                  --------
Financing activities:
     Dividends paid on common stock                                               (7,749)                   (6,280)
     Treasury stock sold, net                                                      1,872                       226
     Common stock issued                                                           2,106                       554
     Increase in short-term borrowings                                            28,956                    21,579
     Long-term debt - issuance                                                    60,435                         -
     Long-term debt - repayments                                                  (4,925)                   (2,456)
     Subsidiary distributions to minority interests                                    -                      (337)
                                                                                --------                  --------
                                                                                  80,695                    13,286
                                                                                --------                  --------

        Increase in cash and cash equivalents                                     36,536                    64,749

Cash and cash equivalents:
     Beginning of period                                                          29,666                    24,913
                                                                                --------                  --------
     End of period                                                              $ 66,202                  $ 89,662
                                                                                ========                  ========

Supplemental disclosure of cash flow information:

     Cash paid during the period for-
        Interest                                                                $  9,466                  $ 12,602
        Income taxes                                                            $    500                  $  5,900


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION

                   Notes to Consolidated Financial Statements
                                   (unaudited)
        (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K)

(1)      MANAGEMENT'S STATEMENT

         The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2002, December 31, 2001 and March 31, 2001, financial information and are of a normal recurring nature. The results of operations for the three and twelve months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

(2)      RECLASSIFICATIONS

         Certain 2001 amounts in the financial statements have been reclassified to conform to the 2002 presentation. These reclassifications did not have an effect on the Company's total stockholders' equity or net income as previously reported.

(3)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

(4)      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has adopted SFAS 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but the carrying values are reviewed annually (or more frequently if impairment indicators arise) for impairment. If the carrying value exceeds the fair value, an impairment loss shall be recognized. A discounted cash flow approach was used to determine fair value of the Company's businesses for the purposes of testing for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 142 on January 1, 2002.

         The pro forma effects of adopting SFAS No. 142 for the three and twelve month periods ended March 31, 2002 and 2001 are as follows (in thousands):

                                                            Three Months Ended              Twelve Months Ended
                                                                 March 31                         March 31
                                                           2002             2001            2002            2001
                                                           ----             ----            ----            ----
Net income as reported                                    $14,008          $32,050          $69,509         $75,623
Less: cumulative effect of change in
  accounting principle, net of tax                            141                -              141               -
                                                          -------          -------          -------         -------
Income excluding cumulative effect of
  change in accounting principle                           13,867           32,050           69,368          75,623
Add: goodwill amortization, net of tax                          -              235              575           1,022
                                                          -------          -------          -------         -------
Net income excluding cumulative effect of
  change in accounting principle and
  goodwill amortization                                   $13,867          $32,285          $69,943         $76,645
                                                          =======          =======          =======         =======

          The cumulative effect adjustment recognized upon adoption of SFAS 142 was $0.1 million (after tax), which had only a nominal impact on earnings per share. The adjustment consisted of income from the write-off of negative goodwill from prior acquisitions in our Power Generation segment of $1.5 million, offset by a $1.3 million write-off for the impairment of goodwill in our coal marketing business (fuel marketing segment). The goodwill impairment was a result of changes in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method. If goodwill amortization had been discontinued effective January 1, 2001, net income would have been higher for the twelve month period ended March 31, 2002 and the three and twelve month periods ended March 31, 2001 by $0.6 million, or 2 cents per share, $0.2 million, or 1 cent per share, and $1.0 million, or 4 cents per share, respectively.

         The substantial majority of the Company's goodwill and intangible assets are contained within the Power Generation segment. Changes to goodwill and intangible assets during the three month period ended March 31, 2002, including the effects of adopting SFAS No. 142, are as follows (in thousands):

                                                                   Goodwill               Other Intangible Assets
                                                                   --------               -----------------------
        Balance at December 31, 2001, net of
          accumulated amortization                                 $29,950                      $86,961
        Change in accounting principle                                 235                            -
        Additions                                                        -                        9,504
        Impairment of intangible asset                                   -                         (417)
        Amortization expense                                             -                       (1,021)
                                                                   -------                      -------
        Balance at March 31, 2002, net of
          accumulated amortization                                 $30,185                      $95,027
                                                                   =======                      =======

         On March 31, 2002, intangible assets totaled $95.0 million, net of accumulated amortization of $6.1 million. Intangible assets are primarily related to site development fees and above-market long-term contracts, and all have definite lives over which they continue to be amortized. Amortization expense for intangible assets is expected to be approximately $5.1 million to $4.5 million for each year from 2003 to 2007.

         Intangible assets increased during the three month period ended March 31, 2002 as a result of a $9.5 million addition related to preliminary purchase allocations in the acquisition of additional ownership interest in the Harbor Cogeneration Facility (See Note 9). This intangible asset primarily relates to an above-market contract at the Facility. Under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" there was also a $0.4 million (pre tax) impairment loss of certain intangibles at the Company's coal marketing business (Fuel Marketing segment), as a result of the depressed coal market. The impairment loss is included in "Depreciation, depletion and amortization" on the accompanying Consolidated Statements of Income.

         In August 2001, the FASB issued SFAS 144. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS 121. The Company adopted SFAS 144 effective January 1, 2002. Adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(5)      COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:

                                                                Three Months Ended           Twelve Months Ended
                                                                     March 31                     March 31
                                                                2002          2001           2002          2001
                                                                ----          ----           ----          ----
                                                                                 (in thousands)

        Net income available for common stock                   $14,008       $32,050         $69,509       $75,623
        Other comprehensive income:
           Unrealized gain (loss) on available-
              for-sale securities                                  (219)        1,023             195           210
           Fair value adjustment on derivatives
              designated as cash flow hedges                        509        (9,953)          2,230        (9,953)
                                                                -------       -------         -------       -------

        Comprehensive income                                    $14,298       $23,120         $71,934       $65,880
                                                                =======       =======         =======       =======

(6)      CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

         On March 15, 2002, the Company closed on $135 million of senior secured financing for the Arapahoe and Valmont Facilities. These projects have a total of 210 megawatts in service and under construction and are located in the Denver, Colorado area. Proceeds from this financing were used to refinance $53.8 million of an existing seven-year senior secured term project-level facility, pay down approximately $50.0 million of short-term credit facility borrowings and approximately $31.2 million will be used for future project construction. At March 31, 2002, $114.3 million of the $135 million financing has been utilized.

         On January 4, 2002, the Company closed on a $50.0 million bridge credit agreement. The credit agreement supplements our revolving credit facilities in place at December 31, 2001 and has the same terms as those facilities with an expiration date of June 30, 2002. Outstanding borrowings under the agreement as of March 31, 2002 were $26.0 million.

         Other than the above transactions, the Company had no other material changes in its consolidated indebtedness, as reported in Notes 6 and 7 of the Company's 2001 Annual Report on Form 10-K.

         Our credit facilities contain certain restrictive covenants, including restrictions on the ability of certain subsidiaries with project level financings to upstream cash. The Company and its subsidiaries had complied with all the covenants at March 31, 2002.

(7)      SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

         The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of March 31, 2002, substantially all of the Company's operations and assets are located within the United States. The Company's operations are conducted through six business segments that include: Electric group and segment, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Integrated Energy group consisting of the following segments:
         Mining, which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas, which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Fuel Marketing, which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions; Power Generation, which produces and sells power to wholesale customers; and Communications group and Others, which primarily markets communications and software development services.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2001 Annual Report on Form 10-K. In accordance with the provisions of SFAS No. 71, intercompany coal sales are not eliminated. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income is as follows (in thousands):

                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)

Quarter to Date
March 31, 2002
Fuel marketing                                   $211,911                     $ 1,167                   $   (218)
Power production                                   32,082                           -                      5,671
Oil and gas                                         5,390                         697                        878
Mining                                              5,450                       2,752                      2,335
Electric                                           37,110                          82                      7,823
Communications                                      7,181                         365                     (2,227)
Corporate                                               -                           -                       (198)
Intersegment eliminations                               -                      (2,313)                         -
                                                 --------                    --------                    -------

Total                                            $299,124                    $  2,750                    $14,064
                                                 ========                    ========                    =======

                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)

Quarter to Date
March 31, 2001
Fuel marketing                                   $452,299                      $3,592                    $15,559
Power production                                   18,045                           -                     (1,106)
Oil and gas                                         8,581                           -                      2,956
Mining                                              5,407                       2,856                      2,315
Electric                                           70,580                           -                     17,339
Communications                                      3,925                       1,101                     (3,891)
Corporate                                               -                           -                       (829)
Intersegment eliminations                               -                      (4,693)                      (251)
                                                 --------                      ------                    -------

Total                                            $558,837                      $2,856                    $32,092
                                                 ========                      ======                    =======

                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)

12 Months Ended
March 31, 2002
Fuel marketing                                 $  927,949                     $13,393                   $19,281
Power production                                  108,331                           -                     8,353
Oil and gas                                        27,427                       3,487                     8,119
Mining                                             20,580                      11,159                    11,611
Electric                                          178,886                          82                    35,721
Communications                                     23,514                       3,514                   (10,636)
Corporate                                               -                           -                    (1,928)
Intersegment eliminations                               -                     (20,478)                     (471)
                                               ----------                     -------                   -------

Total                                          $1,286,687                     $11,157                   $70,050
                                               ==========                     =======                   =======



                                                External                  Inter-segment
                                           Operating Revenues          Operating Revenues         Net Income (loss)

12 Months Ended
March 31, 2001
Fuel marketing                                 $1,603,712                    $ 16,767                   $ 28,975
Power production                                   57,547                           -                      2,004
Oil and gas                                        23,802                       1,145                      7,047
Mining                                             20,665                      10,033                      6,966
Electric                                          210,589                           -                     47,293
Communications                                     11,065                       3,877                    (13,795)
Corporate                                               -                           -                     (1,913)
Intersegment eliminations                               -                     (21,789)                      (834)
                                               ----------                    --------                   --------

Total                                          $1,927,380                    $ 10,033                   $ 75,743
                                               ==========                    ========                   ========

         Other than the following transactions, the Company had no other material changes in total assets of its reporting segments, as reported in Note 14 of the Company's 2001 Annual Report on Form 10-K, beyond changes resulting from normal operating activities.

         The Power Generation segment had a net addition to non working capital assets of approximately $52 million primarily related to ongoing construction of the expansions at the Las Vegas Cogeneration and Arapahoe facilities and the acquisition of additional ownership interest at the Harbor Cogeneration facility (Note 9).

         The Fuel Marketing segment acquired additional ownership interest in a pipeline company for $11.0 million (Note 9).

(8)      RISK MANAGEMENT ACTIVITIES

         The Company actively manages its exposure to certain market risks as described in Note 2 of the Company's Annual Report on Form 10-K. Details of derivative and hedging activities included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income are as follows:

         Fuel Marketing Activities

         The Company's fuel marketing operations fall under the purview of Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10). As such, these activities are accounted for under mark-to-market accounting. The Company records its fair values as either Derivative assets and/or Derivative liabilities on the accompanying Consolidated Balance Sheet. The net gains or losses are recorded as Revenues in the accompanying Consolidated Statements of Income.

         The contract or notional amounts and terms of the Company's derivative commodity instruments held for trading purposes are set forth below:

                                                        March 31, 2002               December 31, 2001         March 31, 2001
                                                                   Maximum                       Maximum                   Maximum
                                                    Notional       Term in        Notional       Term in     Notional      Term in
(thousands of MMBtu's)                               Amounts        Years         Amounts         Years      Amounts        Years
                                                     -------        -----         -------         -----      -------        -----
Natural gas basis swaps purchased                     24,826          2             9,882           1         31,474          2
Natural gas basis swaps sold                          29,067          2            10,696           1         35,437          2
Natural gas fixed-for float swaps purchased           12,752          2            10,646           2          5,806          1
Natural gas fixed-for-float swaps sold                13,966          2            11,815           2          5,124          1
Natural gas swing swaps purchased                      1,370          1               465           1              -          -
Natural gas swing swaps sold                           3,630          1               930           1              -          -
Natural gas physical purchases                        35,993          1            13,159           1              -          -
Natural gas physical sales                            16,502          1            19,339           1              -          -

(thousands of barrels)
Crude oil purchased                                    4,015          1             3,139           1          2,658          1
Crude oil sold                                         4,008          1             3,142           1          2,550          1

(thousands of tons)
Coal purchased                                         1,657          4             1,554           4          1,178          1
Coal sold                                              1,289          4             1,448           4          1,202          1

         As required under SFAS 133 and EITF 98-10, derivatives and energy trading activities were marked to fair value and the gains and/or losses recognized in earnings. The amounts related to the accompanying Consolidated Balance Sheets and Statements of Income as of March 31, 2002, December 31, 2001, and March 31, 2001, are as follows (in thousands):


                                       Current             Non-current          Current            Non-current
                                      Derivative           Derivative         Derivative           Derivative         Unrealized
March 31, 2002                          Assets               Assets           Liabilities          Liabilities        Gain (Loss)
                                        ------               ------           -----------          -----------        -----------
Natural gas                             $14,004              $1,253             $12,179                $   999            $2,079
Crude Oil                                 8,518                   -               7,732                      -               786
Coal                                        412                 467               1,187                    305              (613)
                                        -------              ------             -------                 ------            ------
                                        $22,934              $1,720             $21,098                 $1,304            $2,252
                                        =======              ======             =======                 ======            ======

December 31, 2001

Natural gas                             $29,755              $  661             $25,437                $   953            $4,026
Crude Oil                                 6,267                   -               5,497                      -               770
Coal                                      1,192                 467               1,018                      -               641
                                        -------              ------             -------                -------          --------
                                        $37,214              $1,128             $31,952                $   953            $5,437
                                        =======              ======             =======                =======          ========

March 31, 2001

Natural gas                             $20,365              $2,617             $18,472                $   689            $3,821
Crude oil                                 6,627                   -               5,972                      -               655
Coal                                      6,014                   -               4,473                      -             1,541
                                        -------              ------             -------                -------           -------
                                        $33,006              $2,617             $28,917                $   689            $6,017
                                        =======              ======             =======                =======           =======

         At March 31, 2002, the Company had a mark to fair value unrealized gain of $2.3 million for its fuel marketing activities. Of this amount, $1.8 million was current and $0.5 million was non-current. The current portion of unrealized gains included $2.9 million gain associated with hedged transactions and $(1.1) million loss associated with open positions. The Company anticipates that substantially all of the current portion of unrealized gains for hedged transactions will be realized during the next twelve months. Conversely, estimated and actual realized gains or losses related to open positions will likely change during 2002 as market prices change from the March 31, 2002 estimates.

         Non-trading Energy Activities

         On March 31, 2002, December 31, 2001 and March 31, 2001, the Company had the following swaps and related balances (in thousands):

                                                                                                          Accumulated
                                        Maximum    Current     Non-current   Current       Non-current        Other
                                       Terms in   Derivative   Derivative   Derivative     Derivative      Comprehensive
                         Notional*       Years      Assets       Assets     Liabilities    Liabilities     Income (Loss)    Earnings
                         ---------       -----      ------       ------     -----------    -----------     -------------    --------
March 31, 2002
Crude oil swaps            330,000         2       $     14     $     -      $    617         $ 78            $   (516)      $(165)
Natural gas swaps        1,284,000         1              -           -            29            -                (116)         87
                                                   --------     -------      --------         ----            --------       -----
                                                   $     14     $     -      $    646         $ 78            $   (632)      $ (78)
                                                   ========     =======      ========         ====            ========       =====
December 31, 2001

Crude oil swaps             90,000         1       $    529     $     -      $      -         $  -            $    529       $   -
Natural gas swaps        1,216,000         1          1,593           -             -            -               1,463         130
                                                   --------     -------      --------         ----            --------       -----
                                                   $  2,122     $     -      $      -         $  -            $  1,992        $130
                                                   ========     =======      ========         ====            ========       =====
March 31, 2001

Crude oil swaps            243,000         2       $    367     $  235       $   499          $  -            $    294       $(191)
Crude oil options           90,000         1            187          -             -             -                 230         (43)
Natural gas swaps        1,131,000         1              -          -         2,157             -              (2,157)          -
                                                   --------     ------       -------          ----            --------       -----
                                                   $    554     $  235       $ 2,656          $  -            $ (1,633)      $(234)
                                                   ========     ======       =======          ====            ========       =====

-----------------------
*crude in bbls, gas in MMBtu's

         Nearly all hedges at March 31, 2002 expire during the next twelve months. Based on March 31, 2002 market prices, $(0.6) million will be realized and reported in earnings during the next twelve months. These estimated realized losses for the next twelve months were calculated using March 31, 2002 market prices. Estimated and actual realized losses will likely change during the next twelve months as market prices change.

         Financing Activities

         On March 31, 2002, December 31, 2001 and March 31, 2001, the Company's interest rate swaps and related balances were as follows (in thousands):

                                   Weighted
                                   Average                               Non-                                          Accumulated
                     Current        Fixed      Maximum     Current      current        Current        Non-current         Other
                     Notional      Interest   Terms in    Derivative   Derivative     Derivative      Derivative      Comprehensive
                      Amount         Rate       Years       Assets     Liabilities    Liabilities     Income (Loss)    Income(Loss)
                     ---------       ----       -----       ------     -----------    -----------     -------------    ------------
March 31, 2002
Swaps on project
  financing           $316,397       5.85%         4          $   -         $5,925      $ 7,799         $  5,077       $ (6,951)
Swaps on corporate
  debt                  75,000       4.45%         2              -              -        1,033              135         (1,168)
                      --------                                -----         ------      -------         --------       --------

     Total            $391,397                                $   -         $5,925      $ 8,832         $  5,212       $ (8,119)
                      ========                                =====         ======      =======         ========       ========

December 31, 2001

Swaps on project
  financing           $316,397       5.85%         4          $   -         $5,746      $10,212         $  5,949       $(10,415)
Swaps on corporate
  debt                  75,000       4.45%         3              -              -        1,535              217         (1,752)
                      --------                                -----         ------      -------         --------       --------

     Total            $391,397                                $   -         $5,746      $11,747         $  6,166       $(12,167)
                      ========                                =====         ======      =======         ========       ========

March 31, 2001

Swaps on project
  financing           $126,161       7.38%         5          $   -         $    -      $     -         $11,753        $ 11,753
Swaps on corporate
  debt                  50,000       5.19%         3              -              -            -             682             682
                      --------                                -----         ------      -------         -------        --------

     Total            $176,161                                $   -         $    -      $     -         $12,435        $ 12,435
                      ========                                =====         ======      =======         =======        ========

         Based on March 31, 2002 market interest rates, $8.8 million will be realized as additional interest expense during the next twelve months. Estimated and realized amounts will likely change during the next twelve months as market interest rates change.

(9)      ACQUISITIONS

         On March 8, 2002, the Company acquired an additional 67 percent ownership interest in Millennium Pipeline Company L.P., which owns and operates a 200-mile pipeline. The pipeline has a capacity of approximately 65,000 barrels of oil per day, and transports imported crude oil from Beaumont, Texas to Longview, Texas, which is the transfer point to connecting carriers. The Company also acquired additional ownership interest in Millennium Terminal Company, L.P., which has 1.1 million barrels of crude oil storage connected to the Millennium Pipeline at the Oil Tanking terminal in Beaumont. The Millennium system is presently operating near capacity through shipper agreements. These acquisitions give the Company 100 percent ownership in the Millennium companies. Total cost of the acquisitions was $11.0 million and was funded through borrowings under short-term revolving credit facilities.

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

         The Company's investments in these entities prior to the above acquisitions were accounted for under the equity method of accounting and included in Investments on the accompanying Consolidated Balance Sheets. Each of the above acquisitions gave the Company majority ownership and voting control of the respective entities, therefore, the Company now includes the accounts of each of the entities in its consolidated financial statements.

         The above acquisitions have been accounted for under the purchase method of accounting and, accordingly, the purchase prices have been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition. The purchase prices and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $9.5 million, which was recorded as long-lived intangible assets.

         The impact of these acquisitions was not material in relation to the Company's results of operations. Consequently, pro forma information is not presented.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

We are a growth oriented, diversified energy holding company operating principally in the United States. Our unregulated and regulated businesses have expanded significantly in recent years. Our integrated energy group, Black Hills Energy, Inc., produces and markets electric power and fuel. We produce and sell electricity in a number of markets, with a strong emphasis in the western United States. We also produce coal, natural gas and crude oil, primarily in the Rocky Mountain region, and market fuel products nationwide. Our electric utility, Black Hills Power, Inc., serves approximately 59,200 customers in South Dakota, Wyoming and Montana. Our communications group offers state-of-the-art broadband communications services to residential and business customers in Rapid City and the northern Black Hills region of South Dakota through Black Hills FiberCom, LLC.

The following discussion should be read in conjunction with Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our business strategy, industry outlooks, capital requirements and market risks as disclosed in that filing continue to be consistent with management's current expectations and assessments.

                              Results of Operations

Consolidated Results

Revenue and net income (loss) provided by each business group as a percentage of our total revenue and net income were as follows:

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
Revenues
Integrated energy                              86%                 86%                  84%                 89%
Electric utility                               12                  13                   14                  11
Communications                                  2                   1                    2                   -
                                              ---                 ---                  ---                 ---
                                              100%                100%                 100%                100%
                                              ===                 ===                  ===                 ===
Net Income/(Loss)

Integrated energy                              60%                 61%                  65%                 59%
Electric utility                               56                  54                   51                  62
Communications and other                      (16)                (15)                 (16)                (21)
                                              ---                 ---                  ---                 ---
                                              100%                100%                 100%                100%
                                              ===                 ===                  ===                 ===

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Consolidated earnings for the three month period ended March 31, 2002 were $14.0 million or $0.52 per share compared to $32.1 million or $1.37 per share in the same period of the prior year. Approximately $0.07 of the first quarter 2002 earnings per share was attributable to the collection of previously reserved amounts.

The decrease in earnings was a result of substantial decreases in prevailing prices for natural gas, crude oil and wholesale electricity and in gross margins from natural gas marketing activities compared to the same period in 2001. Decreases in commodity prices also resulted in unrealized losses recognized through mark-to-market accounting at our Fuel Marketing segment having a negative impact on 2002 earnings compared to 2001. Unusual energy marketing conditions existed in the first quarter of 2001 stemming primarily from gas and electricity shortages in the West. Approximately half of the 2001 first quarter earnings were attributed to the unusual market conditions that existed at that time. Wholesale electricity average peak prices at Mid-Columbia were around $280 per megawatt-hour during the first quarter of 2001 compared to approximately $26 per megawatt-hour during the first quarter of 2002. Average spot gas prices in the West Coast region were approximately $13 per MMBtu in the first quarter of 2001 compared to $2.50 in the first quarter of 2002. While the above factors contributed negatively to earnings, we had an increase in the production of coal, oil and natural gas and our communications business unit showed a decrease in its net loss attributable to a substantial expansion of its customer base.

Consolidated revenues for the three month period ended March 31, 2002 were $301.9 million compared to $561.7 million for the same period in 2001. The decrease in revenues was a result of the high energy commodity prices in 2001, slightly offset by increased revenue in the communications business unit and power production segment and increased production in coal, oil and gas.

Consolidated operating expenses for the three month period decreased from $500.1 million in 2001 to $271.7 million in 2002. The decrease was due to a substantial decrease in gas prices as discussed above. Depreciation, depletion and amortization expense increased from $11.9 million in 2001 to $16.8 million in 2002 primarily as a result of our increased investment in independent power generation.

Twelve Months Ended March 31, 2002 Compared to Twelve Months Ended March 31, 2001. Consolidated earnings for the twelve month period ended March 31, 2002 were $69.5 million or $2.63 per share compared to $75.6 million or $3.32 per share for the same period of the prior year.

The decrease in earnings for the twelve month period ended March 31, 2002 was a result of the substantial decrease in prevailing prices for natural gas, crude oil and wholesale electricity and in the gross margins from natural gas marketing activities compared to the same period of 2001. Decreases in commodity prices also resulted in unrealized losses recognized through mark-to-market accounting at our Fuel Marketing segment having a negative impact on 2002 earnings compared to 2001. Volumes of natural gas marketed and off-system electric sales also declined due to a decrease in the demand of natural gas and electricity in the western markets compared to the prior year. We estimate approximately one-third of the earnings for the twelve month period ended March 31, 2001 could have been attributable to high prices of natural gas and electricity related to the volatile western markets during that period of time.

Consolidated revenues for the twelve month period ended March 31, 2002 were $1.3 billion compared to $1.9 billion for the same period in 2001. The decrease in revenues was a result of the high energy commodity prices in late 2000 and 2001, slightly offset by increased revenue in the oil and gas segment from increased production, power production segment and communications business unit.

Consolidated operating expenses for the twelve month period decreased from $1.8 billion in 2001 to $1.2 billion in 2002. The decrease was due to the substantial decrease in gas prices as discussed above. All other operating expenses increased due to our growth primarily in the power production segment and communications business unit.

The following business group and segment information does not include intercompany eliminations:

Integrated Energy Group

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
                                                                       (in thousands)
Revenue:
   Fuel marketing                             $213,078            $455,891          $  941,342          $1,620,479
   Power generation                             32,082              18,045             108,331              57,547
   Oil and gas                                   6,087               8,581              30,914              24,947
   Coal mining                                   8,202               8,263              31,739              30,698
                                              --------            --------          ----------          ----------
Total revenue                                 $259,449            $490,780          $1,112,326          $1,733,671
Expenses                                       240,961             454,092           1,031,615           1,643,459
                                              --------            --------          ----------          ----------
Operating income                              $ 18,488            $ 36,688          $   80,711          $   90,212
Net income                                    $  8,464            $ 18,896          $   45,524          $   43,079
EBITDA                                        $ 27,763            $ 41,178          $  123,059          $   97,080


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

The following is a summary of sales volumes of our coal, oil and natural gas production and various measures of power generation:

                                                 Three Months Ended                      Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
Fuel production:
   Tons of coal sold                       1,001,000             818,000              3,702,000          3,075,000
   Barrels of oil sold                       114,300              99,000                461,000            354,000
   Mcf of natural gas sold                 1,287,800           1,006,000              4,901,000          3,564,000
   Mcf equivalent sales                    1,973,600           1,600,000              7,667,000          5,688,000

                                                                                               March 31
                                                                                       2002                2001
                                                                                       ----                ----
Independent power capacity:
   MWs of independent power capacity in service                                         646                250
   MWs of independent power capacity under construction*                                364                450
-------------------

*includes a 90 MW plant under a lease arrangement

The following is a summary of average daily fuel marketing volumes:

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
Natural gas - MMBtus                         842,000             866,000            1,042,000             920,000
Crude oil - barrels                           44,000              37,000               38,000              43,000
Coal - tons                                    4,400               6,100                5,600               4,700

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Earnings for the integrated energy group for the three months ended March 31, 2002 were $8.5 million compared to $18.9 million in the same period of the prior year. Earnings decreased primarily due to a substantial decline in energy prices. The power generation segment reported earnings growth attributed to additional generating capacity and the reporting of additional net income of $1.9 million relating to the collection of previously reserved amounts for California operations. A 23 percent increase in gas and oil production sales partially offset an earnings decrease in the oil and gas segment caused by lower prices. Earnings from coal mining operations increased slightly, as increases in production were offset by lower prices received. The fuel marketing segment's earnings decreased primarily due to a substantial decrease in margins received and unrealized losses recognized through mark-to-market accounting as a result of decreased commodity prices at March 31, 2002.

The independent energy business group's revenues and expenses both decreased 47 percent for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in revenue and expenses was a direct result of the substantial decline in fuel and power prices.

Twelve Months Ended March 31, 2002 Compared to Twelve Months Ended March 31, 2001. Earnings for the integrated energy group for the twelve months ended March 31, 2002 were $45.5 million compared to $43.1 million for the same period of the prior year, a 6 percent increase. Earnings increases in the power generation, oil and gas and coal mining segments were partially offset by a decrease in fuel marketing earnings. The power generation segment reported earnings growth attributed to additional generating capacity and the reporting of additional net income relating to the collection in 2002 of previously reserved amounts for California operations that were reserved for in the prior twelve month period. A 35 percent increase in gas and oil production sales contributed to the earnings increase. Earnings from coal mining operations increased 67 percent as a result of: a 20 percent increase in production offset by lower prices received, a coal contract settlement and a gain on the sale of mining equipment. The fuel marketing segments earnings decreased primarily due to a substantial decrease in margins received and unrealized losses recognized through mark-to-market accounting as a result of decreased commodity prices at March 31, 2002. These decreases were partially offset by a 13 percent increase in the daily volumes of natural gas marketed.

The independent energy business group's revenues and expenses decreased 36 percent and 37 percent, respectively, for the twelve months ended March 31, 2002 compared to the same period in 2001. The decrease in revenue and expenses was a direct result of the substantial decline in fuel and power prices.

Fuel Marketing
--------------

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                               2002                2001                2002                2001
                                               ----                ----                ----                ----
                                                                       (in thousands)

Revenue                                       $213,078            $455,891            $941,342          $1,620,479
Operating income                              $    264            $ 25,378            $ 28,750          $   48,203
Net income (loss)                             $   (218)           $ 15,559            $ 19,281          $   28,975
EBITDA                                        $   (220)           $ 25,819            $ 27,427          $   48,693


Our fuel marketing companies generate large amounts of revenue and corresponding expense related to buying and selling energy commodities. Fuel marketing is extremely competitive, and margins are typically very small.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Revenues and earnings decreased primarily due to a substantial decline in commodity prices and margins received, as well as a 3 percent decrease in natural gas average daily volumes marketed. Unusual energy marketing conditions existed in the first quarter of 2001 stemming primarily from gas and electricity shortages in the West. Average spot gas prices in the West Coast region were approximately $13 per MMBtu in the first quarter of 2001 compared to $2.50 in the first quarter of 2002. As a result of changing commodity prices, earnings were impacted by unrealized losses recognized through mark-to-market accounting treatment. Unrealized mark-to-market gains/(losses) for the three month periods ended March 31, 2002 and 2001 were $(3.2) million and $5.0 million, respectively, resulting in a quarter over quarter earnings decrease of $(8.2) million.

Earnings for the three months ended March 31, 2002, also include a $0.4 million pre-tax impairment of intangible assets in our coal marketing operations as a result of the depressed coal market and a $1.3 pre-tax impairment of goodwill recorded as a change in accounting principle resulting from the implementation of SFAS 142.

Twelve Months Ended March 31, 2002 Compared to Twelve Months Ended March 31, 2001. Revenues and earnings decreased 42 percent and 33 percent, respectively, primarily due to a substantial decrease in margins received and a decline in commodity prices, partially offset by a 13 percent increase in the daily volumes of natural gas marketed. Unusual energy marketing conditions existed for a substantial part of the twelve month period ended March 31, 2001, stemming primarily from gas and electricity shortages in the West. As a result of changing commodity prices, earnings were impacted by unrealized losses recognized through mark-to-market accounting treatment. Unrealized mark-to-market gains/(losses) for the twelve month periods ended March 31, 2002 and 2001 were $(5.1) million and $7.4 million, respectively, resulting in a year over year decrease of $(12.5) million.

Earnings for the twelve months ended March 31, 2002 also include a $0.4 million pre-tax impairment of intangible assets in our coal marketing operations as a result of the depressed coal market and a $1.3 million pre-tax impairment of goodwill recorded as a change in accounting principle resulting from the implementation of SFAS 142.

Power Generation
----------------

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                               2002                2001                2002                2001
                                               ----                ----                ----                ----
                                                                       (in thousands)

Revenue                                        $32,082             $18,045            $108,331            $57,547
Operating income                               $15,281             $ 5,540            $ 37,196            $25,792
Net income (loss)                              $ 5,671             $(1,106)           $  8,353            $ 2,004
EBITDA                                         $21,759             $ 7,168            $ 58,954            $24,828

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Revenue, operating income and net income increased substantially for the three month period ended March 31, 2002 compared to the same period in 2001 attributed to additional generating capacity and additional earnings of $1.9 million in 2002 relating to the collection of previously reserved amounts for California operations that were reserved for in the prior period. As of March 31, 2002, we had 646 megawatts of independent power capacity in service compared to 250 megawatts at March 31, 2001.

The increase in net income for the three month period ended March 31, 2002 was also benefited by approximately a $1.0 million after-tax adjustment for negative goodwill to reflect the impact of a change in accounting for goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002.

Twelve Months Ended March 31, 2002 Compared to Twelve Months Ended March 31, 2001. Revenues nearly doubled and earnings more than quadrupled for the twelve months ended March 31, 2002, compared to the same period of the prior year, due to additional generating capacity, a full year of operations for this segment and the recording of certain non-recurring items. Our power generation segment began in the third quarter of 2000 with the acquisition of Indeck Capital. As of March 31, 2002, we had 646 megawatts of independent power capacity in service with an additional 364 megawatts under construction (including a 90 MW plant under a lease arrangement).

Non-recurring items that affected earnings include: a $1.9 million after-tax benefit for the twelve month period ended March 31, 2002, relating to the collection of amounts previously reserved for in the prior period for exposure to the California market, a $1.0 million after-tax benefit for negative goodwill recorded in the twelve month period ended March 31, 2002, to reflect the impact of a change in accounting for goodwill in accordance with the adoption of SFAS 142, and a $4.4 million after-tax charge recorded in the twelve month period ended March 31, 2002, related to our exposure to Enron.

Oil and Gas
-----------

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
                                                                       (in thousands)
Revenue                                      $6,087              $8,581             $30,914             $24,947
Operating income                             $1,018              $4,398             $11,489             $10,974
Net income                                   $  878              $2,956             $ 8,119             $ 7,047
EBITDA                                       $3,035              $6,127             $19,617             $16,025

The following is a summary of our estimated economically recoverable oil and gas reserves at March 31 measured using constant product prices at the end of the respective period. Estimates of economically recoverable reserves are based on a number of variables, which may differ from actual results.

                                                 2002               2001
                                                 ----               ----

   Barrels of oil (in millions)                   4.6                 4.2
   Bcf of natural gas                            24.7                17.2
   Total in Bcf equivalents                      52.3                42.9

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Revenue and earnings of the oil and gas production business segment decreased for the three month period ended March 31, 2002, compared to the same period in 2001 due to a 43 percent decrease in the average price received partially offset by a 23 percent increase in production volumes. The increase in production was primarily related to the acquisition of 74 gas and oil wells from Stewart Petroleum Corporation of Denver, Colorado in the second quarter of 2001.

Twelve Months Ended March 31, 2002 Compared to Twelve Months Ended March 31, 2001. Revenue and earnings of the oil and gas production business segment increased 24 percent and 15 percent, respectively for the twelve month period ended March 31, 2002, compared to the same period in the prior year as a result of a 35 percent increase in production volumes partially offset by an 8 percent decrease in the average price received. The increase in production volumes was primarily due to development drilling and the acquisition of 74 gas and oil wells from Stewart Petroleum Corporation of Denver, Colorado in the second quarter of 2001.

Coal Mining
-----------

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
                                                                       (in thousands)

Revenue                                       $8,202              $8,263             $31,739             $30,698
Operating income                              $2,380              $2,674             $ 6,292             $ 8,155
Net income                                    $2,335              $2,315             $11,611             $ 6,966
EBITDA                                        $3,645              $3,330             $18,145             $10,387

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Revenue and net income from our coal mining segment were relatively stable for the three month period ended March 31, 2002, compared to the same period in 2001. A 22 percent increase in tons of coal sold was offset by lower prices received.

Twelve Months Ended March 31, 2002 Compared to Twelve Months Ended March 31, 2001. Revenue increased slightly for the twelve month period ended March 31, 2002, compared to the same period in the prior year due to a 20 percent increase in tons of coal sold, partially offset by lower prices received.

Earnings increased $4.6 million as a result of a coal contract settlement, a gain on the sale of mining equipment and the increase in tons of coal sold. Tons of coal sold increased primarily due to the commencement of sales through our train load-out facility.

In 2001, we reached a settlement of ongoing litigation with PacifiCorp concerning rights and obligations under a coal supply agreement under which PacifiCorp purchased coal from our coal mine to meet the coal requirements of the Wyodak Power Plant. As a result of this settlement, we recognized $5.6 million pre-tax, non-operating income in the twelve month period ended March 31, 2002. In addition, we sold a conveyor system which resulted in a $2.6 million pre-tax gain.

Electric Utility Group

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
                                                                       (in thousands)

Revenue                                      $37,192             $70,580            $178,968            $210,589
Operating expenses                            22,865              41,916             109,197             127,361
                                             -------             -------            --------            --------
Operating income                             $14,327             $28,664            $ 69,771            $ 83,228
Net income                                   $ 7,823             $17,339            $ 35,721            $ 47,293
EBITDA                                       $18,627             $33,167            $ 81,466            $ 98,983

The following table provides certain operating statistics:

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
Firm (system) sales - MWh                    505,543             525,812           1,992,087           2,003,842
Off-system sales - MWh                       161,112             255,354             870,367             837,062

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Revenue, operating expenses and net income decreased 47 percent, 45 percent and 55 percent, respectively for the three month period ended March 31, 2002 compared to the same period in the prior year primarily due to a 37 percent decrease in off-system electric megawatt-hour sales and an 81 percent decrease in the average price per megawatt-hour sold of off-system sales. Firm residential and contracted electricity sales increased, but were offset by a decline in industrial sales due to the closing of the Homestake Gold Mine at year-end 2001.

Twelve Months Ended March 31, 2002 Compared to Twelve Months Ended March 31, 2001. Revenue, operating expenses and net income decreased 15 percent, 14 percent and 24 percent, respectively for the twelve month period ended March 31, 2002, compared to the same period in the prior year primarily due to a 40 percent decrease in the average price per megawatt-hour sold for off-system sales partially offset by a 4 percent increase in off-system electric megawatt-hour sales.

The average price received for off-system sales for the twelve month period ended March 31, 2002, was approximately $60 per megawatt-hour compared to $99 per megawatt-hour for the same period in the prior year.

Communications Group

                                                 Three Months Ended                     Twelve Months Ended
                                                      March 31                                March 31
                                              2002                2001                2002                2001
                                              ----                ----                ----                ----
                                                                       (in thousands)
Revenue-external*                            $ 7,181             $ 3,925             $ 23,569            $ 11,065
Revenue-intersegment*                            365               1,101                3,459               3,877
Operating expenses                            10,021               8,798               38,982              29,037
                                             -------             -------             --------            --------
Operating loss                               $(2,475)            $(3,772)            $(11,954)           $(14,095)
Net loss                                     $(2,227)            $(3,891)            $(10,636)           $(13,795)
EBITDA                                       $   513             $(1,436)            $ (1,193)           $ (6,874)
-------------

* External revenue is revenue from our broadband communications business. Intersegment revenue is primarily revenue from our information services company derived from providing services to our other business segments.

                                                      March 31                              December 31
                                              2002                2001                2001                2000
                                              ----                ----                ----                ----
Business customers                             2,600                 980               2,250                 650
Residential customers                         17,550              10,060              15,660               8,370


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. The communications business group reported EBITDA positive results in the first quarter of 2002. The net loss for the three month period ended March 31, 2002 was $(2.2) million, compared to $(3.9) million in 2001. The performance improvement is due largely to a substantial increase in revenue as a result of a larger customer base, partially offset by increased costs of sales and administrative expenses.

The total number of customers exceeded 20,000 at the end of March 2002 - a 13 percent increase over the customer base at December 31, 2001 and an 82 percent increase compared to March 31, 2001.

Twelve Months Ended March 31, 2002 Compared to Twelve Months Ended March 31, 2001. The net loss for the twelve month period ended March 31, 2002 was $(10.6) million, compared to $(13.8) million for the same period in the prior year. The performance improvement was the result of an 82 percent increase in our customer base offset by increased cost of sales, administrative expenses, reserves for inventory and carrier billings and increased interest expense.

We expect our communications group will sustain approximately $6.5 million in net losses in calendar year 2002, with annual losses decreasing thereafter and profitability expected by 2004. The recovery of capital investment and future profitability are dependent primarily on our ability to attract new customers. If we are unable to attract additional customers or technological advances make our network obsolete, we could have a material write-down of assets.

                          Critical Accounting Policies

Goodwill and Other Intangible Assets

As required, on January 1, 2002 we adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but the carrying values are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum). Initial adoption of SFAS 142 did not have a material impact on our financial position or results of operations. Adoption of SFAS 142 provisions for non-amortization of goodwill and indefinite lived intangibles will impact our future earnings results. Results for the three months ended March 31, 2002 were approximately $0.2 million, or 1 cent per share, higher than the comparable period in 2001 due to non-amortization of goodwill.

Other than the above, there have been no material changes in our critical accounting policies from those reported in our 2001 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on our critical accounting policies, see Part II, Item 7 in our 2001 Annual Report on Form 10-K.

                         Liquidity and Capital Resources

Cash Flow Activities

During the three month period ended March 31, 2002, we generated sufficient cash flow from operations to meet our operating needs, to pay dividends on common and preferred stock, to pay long-term debt maturities and to fund a material amount of our property additions. We continue to fund property and investment additions primarily related to construction of additional electric generation facilities for our integrated energy business group through a combination of operating cash flow, increased short-term debt and long-term non-recourse project financing.

Cash flows from operations decreased $39.6 million for the three month period ended March 31, 2002 compared to the same period in the prior year primarily due to the decrease in net income and working capital.

On March 8, 2002, we acquired an additional 67 percent interest in Millennium Pipeline Company, L.P., which owns and operates a 200-mile pipeline and an additional ownership interest in Millenium Terminal Company, L.P., which has 1.1 million barrels of crude oil storage connected to the Millennium Pipeline at the Oil Tanking terminal in Beaumont, Texas. Total cost of the acquisition was $11.0 million and was funded through borrowings under short-term revolving credit facilities.

On March 15, 2002, we acquired an additional 30 percent interest in the Harbor Cogeneration Facility, a 98 megawatt gas-fired plant located in Wilmington, California for $25.7 million. This acquisition was also funded through borrowings under short-term revolving credit facilities.

On March 15, 2002, we closed on $135 million of senior secured financing for the Arapahoe and Valmont facilities, 210 megawatts in service and under construction in the Denver, Colorado area. Proceeds from this financing were used to refinance $53.8 million of an existing seven-year secured term project-level facility, pay down approximately $50.0 million of short-term credit facility borrowings and approximately $31.2 million will be used for future project construction.

In addition, during the first quarter of 2002, we completed a $50.0 million bridge credit agreement. The credit agreement supplements our revolving credit facilities and has the same terms as those facilities with an expiration date of June 30, 2002.

Dividends

Dividends paid on our common stock totaled $0.29 per share in the first quarter of 2002. This reflects a 3.6 percent increase approved by our board of directors in January 2002 from $0.28 per share in the first quarter of 2001. Dividends were paid out of current earnings. The determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our credit facilities and our future business prospects.

Short-Term Liquidity and Financing Transactions

Our principal sources of short-term liquidity are our revolving bank facilities and cash provided by operations. As of March 31, 2002 we had $66.2 million of cash and $450 million of bank facilities. The bank facilities consist of a $50 million bridge facility due June 30, 2002, a $200 million facility due August 27, 2002 and a $200 million facility due August 27, 2004. These bank facilities can be used to fund our working capital needs, for general corporate purposes and to provide liquidity for a commercial paper program if implemented. At March 31, 2002, we had $389 million of bank borrowings outstanding under these facilities. The corresponding amount outstanding at April 30, 2002 was $393 million. After inclusion of applicable letters of credit, the remaining borrowing capacity under the bank facilities was $27 million and $23 million at March 31, 2002 and April 30, 2002, respectively.

The above bank facilities include covenants that are common in such arrangements. Such covenants include a consolidated net worth in an amount of not less than the sum of $375 million and 50 percent of the aggregate consolidated net income beginning June 30, 2001; a recourse leverage ratio not to exceed 0.65 to 1.00; an interest coverage ratio of not less than 3.00 to 1.00; and a credit rating of at least "BBB-" from Standard & Poor's or" Baa3" from Moody's Investor Service. If these covenants are violated, it would be considered an event of default and the lender has the right to terminate the remaining commitment and accelerate the principal and interest outstanding to become immediately due. In addition, certain of our interest rate swap agreements include cross-default provisions. These provisions would allow the counterparty the right to terminate the swap agreement and liquidate at a prevailing market rate, in the event of default.

Our consolidated net worth was $525.7 million at March 31, 2002. The long-term debt component of our capital structure at March 31, 2002 was 49 percent and our total debt leverage (long-term debt and short-term debt) was 63 percent.

In addition, Enserco Energy, Inc., our gas marketing unit, has a $75 million uncommitted, discretionary line of credit to provide support for the purchase of natural gas. We provide no guarantee to the lender under this facility. At March 31, 2002, there were outstanding letters of credit issued under the facility of $43.8 million with no borrowing balances on the facility.

Similarly, Black Hills Energy Resources, Inc., our oil marketing unit, has a $25 million uncommitted, discretionary credit facility. This line of credit provides credit support for the purchases of crude oil by Black Hills Energy Resources. We provide no guarantee to the lender under this facility. At March 31, 2002, Black Hills Energy Resources had letters of credit outstanding of $21.1 million and no balance outstanding on its overdraft line.

Black Hills Coal Network, Inc. has a $5.5 million uncommitted, discretionary line of credit to provide support for the purchase of coal. At March 31, 2002 there were outstanding borrowings on the facility of $0.3 million and outstanding letters of credit issued in the amount of $0.8 million.

Based upon our expected cash flows from operations, expected project financings for the year, credit facility capacity, and projected cash needs in the near term, we currently believe we have sufficient capital to fund all requirements to July 2002 and anticipate that we will be able to obtain additional financing to fund future requirements.

We are currently seeking long-term project-level non-recourse financing in the range of $200-$220 million for the Las Vegas Project, a 277 megawatt gas-fired generation complex located in North Las Vegas, Nevada prior to June 30, 2002. Total project costs are estimated to be $330 million of which approximately $269 million was expended as of March 31, 2002 and was funded with short-term credit facility borrowings. We are in the early stages of planning an $80-$100 million first mortgage bond offering at our Electric Utility business segment and anticipate renewing our $200 million credit facility that expires in August 2002. Completion of these financings will substantially improve our liquidity. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

There have been no other material changes in our forecasted changes in liquidity and capital requirements from those reported in Item 7 of our 2001 Annual Report on Form 10-K filed with the Securities Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk faced by the Company from those reported in the Company's 2001 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7 in the Company's 2001 Annual Report on Form 10-K, and Notes to Consolidated Financial Statements in this Form 10-Q.

                             BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.           Legal Proceedings
                  -----------------

                  For information regarding legal proceedings, see Note 10 to the Company's 2001 Annual Report on Form 10-K.

Item 6.           Exhibits and Reports of Form 8-K
                  --------------------------------

                  99.1  Letter to Commission Pursuant to Temporary Note 3T

                             BLACK HILLS CORPORATION

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BLACK HILLS CORPORATION


                          /s/ Roxann R. Basham
                          -------------------------------------------------
                          Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)


                          /s/ Mark T. Thies
                          -------------------------------------------------
                          Mark T. Thies, Senior VP & CFO
                          (Principal Financial Officer)


Dated:   May 15, 2002