Form 10-Q
period 2002-09-30
BLACK HILLS CORP /SD/
filed 2002-11-15
CIK 1130464

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

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

         Class                                 Outstanding at October 31, 2002

Common stock, $1.00 par value                            26,903,626 shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                         Page
                                                                        Number

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Income-            3
                    Three and Nine Months
                    Ended September 30, 2002 and 2001

                  Condensed Consolidated Balance Sheets-                  4
                    September 30, 2002, December 31, 2001
                    and September 30, 2001

                  Condensed Consolidated Statements of Cash Flows-        5
                   Nine Months Ended
                    September 30, 2002 and 2001

                  Notes to Condensed Consolidated Financial Statements    6-23

Item 2.           Management's Discussion and Analysis of                 24-44
                    Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about          44
                    Market Risk

Item 4.           Controls and Procedures                                 44

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                       45

Item 6.           Exhibits and Reports on Form 8-K                        45

Signatures                                                                47

                             BLACK HILLS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                     Three Months Ended                      Nine Months Ended
                                                                        September 30                            September 30
                                                                  2002                2001                2002                2001
                                                                  ----                ----                ----                ----
                                                                              (in thousands, except per share amounts)

Operating revenues                                             $  112,572         $   94,813         $   312,215        $   365,800
                                                               ----------         ----------         -----------        -----------

Operating expenses:
    Fuel and purchased power                                       22,426             18,680              52,695             64,994
    Operations and maintenance                                     16,670             15,252              47,296             43,051
    Administrative and general                                     15,264             12,165              46,118             58,262
    Depreciation, depletion and amortization                       17,691             14,201              52,027             38,605
    Taxes, other than income taxes                                  5,983              5,656              17,889             16,637
                                                               ----------         ----------         -----------        -----------
                                                                   78,034             65,954             216,025            221,549
                                                               ----------         ----------         -----------        -----------

Equity in earnings of unconsolidated affiliates                       907              1,958               4,187             11,066
                                                               ----------         ----------         -----------        -----------

Operating income                                                   35,445             30,817             100,377            155,317
                                                               ----------         ----------         -----------        -----------
Other income (expense):
    Interest expense                                              (10,020)            (9,213)            (30,171)           (29,181)
    Interest income                                                   428                725               1,748              1,804
    Other expense                                                    (864)              (713)               (206)            (1,024)
    Other income                                                      385              5,807               2,654             10,133
                                                               ----------         ----------         ------------        ----------
                                                                  (10,071)            (3,394)            (25,975)           (18,268)
                                                               ----------         ----------         -----------         ----------
Income from continuing operations before minority
 interest, income taxes and change in accounting principle         25,374             27,423              74,402            137,049
Minority interest                                                   1,488                163              (2,614)            (4,408)
Income taxes                                                       (9,413)           (10,582)            (24,725)           (49,672)
                                                               ----------         ----------         -----------         ----------

Income from continuing operations before change in
  accounting principle                                             17,449             17,004              47,063             82,969
Income (Loss) from discontinued operations, net of taxes                -               (638)             (2,637)               342
Change in accounting principle, net of taxes                            -                  -                 896                  -
                                                               ----------         ----------         -----------         ----------

          Net income                                               17,449             16,366              45,322             83,311
Preferred stock dividends                                             (56)              (131)               (168)              (473)
                                                               ----------         ----------         -----------         ----------
Net income available for common stock                          $   17,393         $   16,235         $    45,154         $   82,838
                                                               ==========         ==========         ===========         ==========
Weighted average common shares outstanding:
    Basic                                                          26,835             26,425              26,778             24,988
                                                               ==========         ==========         ===========         ==========
    Diluted                                                        27,078             26,802              27,052             25,404
                                                               ==========         ==========         ===========         ==========
Earnings per share:
Basic-
      Continuing operations                                    $    0.65          $    0.64          $     1.75          $     3.30
      Discontinued operations                                          -              (0.03)              (0.09)                .02
      Change in accounting principle                                   -                  -                0.03                   -
                                                               ---------          ---------          ----------         -----------
      Total                                                    $    0.65          $    0.61          $     1.69         $      3.32
                                                               =========          =========          ==========         ===========
Diluted-
      Continuing operations                                    $    0.64          $    0.63          $     1.74         $      3.27
      Discontinued operations                                          -              (0.02)              (0.09)               0.01
      Change in accounting principle                                   -                  -                0.03                   -
                                                               ---------          ---------          ----------         -----------
      Total                                                    $    0.64          $    0.61          $     1.68         $      3.28
                                                               =========          =========          ==========         ===========

Dividends paid per share of common stock                       $    0.29          $    0.28          $     0.87         $      0.84
                                                               =========          =========          ==========         ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                             BLACK HILLS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                        September 30       December 31       September 30
                                                                            2002              2001               2001
                                                                            ----              ----               ----
                                                                               (in thousands, except share amounts)
                               ASSETS
Current assets:
    Cash and cash equivalents                                           $    74,778       $    29,956        $    52,057
    Securities available-for-sale                                                 -             3,550              3,770
    Receivables (net of allowance for doubtful accounts of $3,361,
      $5,913 and $5,226, respectively) -                                    157,754           110,831            116,898
    Derivative assets                                                        44,244            38,144             62,383
    Other assets                                                             40,571            29,992             36,455
    Assets of discontinued operations                                             -            10,090             12,971
                                                                        -----------       -----------        -----------
                                                                            317,347           222,563            284,534
                                                                        -----------       -----------        -----------
Investments                                                                  19,920            59,895             61,284
                                                                        -----------       -----------        -----------

Property, plant and equipment                                             1,829,247         1,564,664          1,499,231
    Less accumulated depreciation and depletion                            (398,137)         (328,325)          (312,109)
                                                                        -----------       -----------       ------------
                                                                          1,431,110         1,236,339          1,187,122
                                                                        -----------       -----------       ------------
Other assets:
    Derivatives assets                                                        2,244             6,407              1,752
    Goodwill                                                                 30,182            28,693             30,169
    Intangible assets                                                        79,369            86,528             65,083
    Other                                                                    23,750            18,342             16,824
                                                                        -----------       -----------      -------------
                                                                            135,545           139,970            113,828
                                                                        -----------       -----------       ------------
                                                                        $ 1,903,922       $ 1,658,767         $1,646,768
                                                                        ===========       ===========         ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $   142,464       $    96,218        $   103,627
    Accrued liabilities                                                      41,912            39,085             54,835
    Current maturities of long-term debt                                     17,306            35,904             20,513
    Notes payable                                                           383,521           360,450            319,000
    Derivative liabilities                                                   47,831            42,681             64,121
    Liabilities of discontinued operations                                        -             8,820             11,777
                                                                        -----------       -----------       ------------
                                                                            633,034           583,158            573,873
                                                                        -----------       -----------       ------------
Long-term debt, net of current maturities                                   561,399           415,798            434,993
                                                                        -----------       -----------       ------------
Deferred credits and other liabilities:
    Federal income taxes                                                    104,855            75,302             64,629
    Derivative liabilities                                                   10,897             7,119              1,636
    Other                                                                    42,294            42,693             39,690
                                                                        -----------       -----------       ------------
                                                                            158,046           125,114            105,955
                                                                        -----------       -----------       ------------

Minority interest in subsidiaries                                            16,616            19,533             25,940
                                                                        -----------       -----------       ------------
Stockholders' equity:
   Preferred stock - no par Series 2000-A; 21,500 shares
    authorized; Issued and Outstanding: 5,177 shares                          5,549             5,549              5,549
                                                                        -----------       -----------       ------------
   Common stock equity-
    Common stock $1 par value; 100,000,000 shares authorized;
      Issued: 27,056,390; 26,890,943 and 26,830,267 shares,
       respectively                                                          27,056            26,891             26,830
    Additional paid-in capital                                              243,599           240,454            238,506
    Retained earnings                                                       272,339           250,515            253,240
    Treasury stock, at cost                                                  (1,756)           (4,503)            (8,841)
    Accumulated other comprehensive loss                                    (11,960)           (3,742)            (9,277)
                                                                        -----------       -----------       ------------
                                                                            529,278           509,615            500,458
                                                                        -----------       -----------       ------------
    Total stockholders' equity                                              534,827           515,164            506,007
                                                                        -----------       -----------       ------------
                                                                         $1,903,922       $ 1,658,767       $  1,646,768
                                                                        ===========       ===========       ============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                             BLACK HILLS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                   2002                  2001
                                                                                   ----                  ----
                                                                                         (in thousands)
Operating activities:
     Net income available for common                                            $  45,154            $   82,838
     Adjustments to reconcile net income available for common to net cash provided by operating activities:
        (Income) loss from discontinued operations                                  2,637                  (342)
        Depreciation, depletion and amortization                                   52,027                38,605
        Net change in derivative assets and liabilities                            (5,286)              (10,978)
        Deferred income taxes                                                      34,237                 1,950
        Undistributed earnings in associated companies                             (4,328)               (8,580)
        Minority interest                                                           2,614                 4,408
        Accounting change                                                            (896)                    -
     Change in operating assets and liabilities-
        Accounts receivable and other current assets                              (53,085)              166,045
        Accounts payable and other current liabilities                             48,012              (132,854)
        Other, net                                                                 (6,361)                  873
                                                                                ---------            ----------
                                                                                  114,725               141,965
                                                                                ---------            ----------

Investing activities:
     Property, plant and equipment additions                                     (174,946)             (441,778)
     Payment for acquisition of net assets, net of cash acquired                  (23,229)              (10,410)
     Payment for intangible assets, including goodwill                                  -               (50,413)
     Payment for acquisition of minority interest                                  (3,617)                    -
                                                                                ---------            ----------
                                                                                 (201,792)             (502,601)
                                                                                ---------            ----------

Financing activities:
     Dividends paid on common stock                                               (23,326)              (20,752)
     Treasury stock sold, net                                                       2,747                   226
     Common stock issued                                                            3,310               167,980
     Increase in short-term borrowings, net                                        23,071               108,000
     Long-term debt - issuance                                                    156,133               145,649
     Long-term debt - repayments                                                  (29,130)              (11,195)
     Subsidiary distributions to minority interests                                  (916)               (1,505)
                                                                                ---------            ----------
                                                                                  131,889               388,403
                                                                                ---------            ----------

        Increase in cash and cash equivalents                                      44,822                27,767

Cash and cash equivalents:
     Beginning of period                                                           29,956                24,290
                                                                                ---------            ----------
     End of period                                                              $  74,778            $   52,057
                                                                                =========            ==========

Supplemental disclosure of cash flow information:

     Cash paid during the period for-
        Interest                                                                $  31,240            $   28,776
        Income taxes                                                            $     754            $   34,800

Non-cash net assets acquired through issuance of common and preferred           $       -            $    3,628
stock

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

         Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2002, December 31, 2001 and September 30, 2001, financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. All earnings per share amounts discussed refer to diluted earnings per share unless otherwise noted.

(2)      RECLASSIFICATIONS

         Realized and unrealized gains and losses under energy trading contracts in the energy marketing segment have been reclassified to be presented on a net basis in Operating revenues on the accompanying Condensed Consolidated Statements of Income in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities. If the company had reported these items on a gross basis, both operating revenues and fuel and purchased power costs would have been $264.4 million and $195.0 million higher for the three months ended September 30, 2002 and 2001, respectively, and $752.7 million and $879.3 million more for the nine months ended September 30, 2002 and 2001, respectively. The net presentation of these items rather than a gross presentation has no impact on operating income or net income.

         In addition, certain other 2001 amounts in the financial statements have been reclassified to conform to the 2002 presentation. These reclassifications did not have an effect on the Company's total stockholders' equity or net income available for common stock as previously reported.

(3)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Management will adopt SFAS 143 effective January 1, 2003 and is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

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

         At a meeting on October 25, 2002, the EITF reached new consensuses that effectively supersede the consensus on EITF 02-3, reached at its June 2002 meeting. At its October 2002 meeting, the EITF reached a consensus to rescind EITF 98-10, the impact of which is to preclude mark-to-market accounting for all energy trading contracts not within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The EITF also reached a consensus that gains and losses on derivative instruments within the scope of Statement 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensus regarding the rescission of Issue 98-10 is applicable for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of Statement 133 entered into after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply mark-to-market accounting. The Company has not yet quantified the financial statement effect of this EITF action. The Company currently reports its energy trading activities on a net basis.

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

         The pro forma effects of adopting SFAS No. 142 for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):

                                                         Three Months Ended               Nine Months Ended
                                                            September 30                    September 30
                                                        2002            2001            2002            2001
                                                        ----            ----            ----            ----
        Net income as reported                         $17,393         $16,235         $45,154         $82,838
        Cumulative effect of change in
          accounting principle, net of tax                   -               -            (896)              -
        Cumulative effect of change in
          accounting principle included in
          "Discontinued operations," net
          of tax                                             -               -             755               -
                                                       -------         -------         -------         -------
        Income excluding cumulative
          effect of change in accounting
          principle                                     17,393          16,235          45,013          82,838
        Add: goodwill amortization                           -             384               -           1,179
                                                       -------         -------         -------         -------
        Adjusted net income                            $17,393         $16,619         $45,013         $84,017
                                                       =======         =======         =======         =======

         The cumulative effect adjustment recognized upon adoption of SFAS 142 was $0.1 million (after tax), which had only a nominal impact on earnings per share. The adjustment consisted of income from the after-tax write-off of negative goodwill from prior acquisitions in our power generation segment of $0.9 million, offset by a $0.8 million after-tax write-off for the impairment of goodwill related to our discontinued coal marketing operations (Note 5). The goodwill impairment was a result of changes in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method. If SFAS 142 had been adopted on January 1, 2001, net income would have been lower for the nine-month period ended September 30, 2002 by $0.1 million, or $0.01 per share. The three and nine-month periods ended September 30, 2001 would have been higher by $0.4 million, or $0.01 per share and $1.2 million, or $0.05 per share.

         The substantial majority of the Company's goodwill and intangible assets are contained within the Power Generation segment. Changes to goodwill and intangible assets during the nine-month period ended September 30, 2002, including the effects of adopting SFAS No. 142, but excluding amounts from discontinued operations, are as follows (in thousands):

                                              Goodwill   Other Intangible Assets
        Balance at December 31, 2001, net of
          accumulated amortization             $28,693          $86,528
        Change in accounting principle           1,492                -
        Additions                                    -           10,080
        Adjustments                                 (3)         (14,108)
        Amortization expense                         -           (3,131)
                                               -------          -------
        Balance at September 30, 2002, net of
          accumulated amortization             $30,182          $79,369
                                               =======          =======

         On September 30, 2002, intangible assets totaled $79.4 million, net of accumulated amortization of $7.6 million. Intangible assets are primarily related to site development fees and above-market long-term contracts, and all have definite lives ranging from 5 to 40 years, over which they continue to be amortized. Amortization expense for existing intangible assets for the next five years is expected to be approximately $4.2 million a year.

         Intangible asset additions during the nine month period ended September 30, 2002 were primarily the result of a $9.3 million addition related to preliminary purchase allocations in the acquisition of additional ownership interest in the Harbor Cogeneration Facility (See Note 13). This intangible asset primarily relates to an acquired ownership of additional interest in a contract termination payment stream at the facility.

         Adjustments of intangible assets during the nine-month period ended September 30, 2002 primarily relate to final adjustments to the preliminary purchase price allocation of the Company's third quarter 2001 Las Vegas Cogeneration acquisition.

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

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS
         121. The Company adopted SFAS 144 effective January 1, 2002. Adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

         Consequently, in the second quarter of 2002 the Company recorded an after-tax charge of approximately $1.0 million, which represents the difference between the carrying values of the assets and liabilities of the subsidiary versus their fair values, less cost to sell. The disposition has been accounted for under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of operations and the related charge have been classified as "Discontinued operations" in the accompanying Condensed Consolidated Statements of Income, and prior periods have been restated. For business segment reporting purposes, the coal marketing business results were previously included in the segment "Energy marketing."

         Gross margins on energy trading contracts and net income from the discontinued operation are as follows (in thousands):

                                                             Three Months                      Nine Months
                                                             September 30                     September 30
                                                         2002            2001            2002            2001
                                                         ----            ----            ----            ----
       Gross margins on energy
         trading contracts                              $  190         $   54          $  (235)         $2,873
                                                        ------         ------          -------          ------
        Pre-tax income (loss) from
          discontinued operation                            65         (1,061)          (2,679)            648
        Pre-tax loss on disposal                           (65)             -           (1,588)              -
        Income tax benefit (expense)                         -            423            1,630            (306)
                                                        ------         ------          -------          ------
        Net (loss) income from
          discontinued operations                       $    -         $ (638)         $(2,637)         $  342
                                                        ======         ======          =======          ======

         Assets and liabilities of the discontinued operation are as follows (in thousands):

                                             December 31         September 30
                                                2001                 2001
                                                ----                 ----

        Current assets                          $7,878             $11,429
        Non-current assets                       2,212               1,542
        Current liabilities                     (8,724)            (11,777)
        Non-current liabilities                    (96)                  -
                                                ------             -------
        Net assets of discontinued
          operations                            $1,270             $ 1,194
                                                ======             =======

EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. A reconciliation of "Income from continuing operations" and basic and diluted share amounts is as follows:

        Periods ended September 30, 2002                     Three Months                      Nine Months
                                                             ------------                      -----------
        (in thousands)                                                  Average                          Average
                                                        Income          Shares           Income          Shares

        Income from continuing operations               $17,449                          $47,063
        Less: preferred stock dividends                     (56)                            (168)
                                                        -------                          -------

        Basic - available for common
          shareholders                                   17,393          26,835           46,895          26,778
        Dilutive effect of:
             Stock options                                    -              69                -             100
             Convertible preferred stock                     56             148              168             148
             Others                                           -              26                -              26
                                                        -------          ------          -------          ------
        Diluted - available for common
          shareholders                                  $17,449          27,078          $47,063          27,052
                                                        =======          ======          =======          ======


        Periods ended September 30, 2001                     Three Months                      Nine Months
                                                             ------------                      -----------
        (in thousands)                                                  Average                          Average
                                                        Income          Shares           Income          Shares

        Income from continuing operations               $17,004                          $82,969
        Less: preferred stock dividends                    (131)                            (473)
                                                        -------                          -------

        Basic - available for common
          shareholders                                   16,873          26,425           82,496          24,988
        Dilutive effect of:
             Stock options                                    -             204                -             243
             Convertible preferred stock                    131             148              473             148
             Others                                           -              25                -              25
                                                        -------          ------          -------          ------
        Diluted - available for common
          shareholders                                  $17,004          26,802          $82,969          25,404
                                                        =======          ======          =======          ======

(7)      COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30                     September 30
                                                         2002            2001             2002            2001
                                                         ----            ----             ----            ----
                                                                             (in thousands)

        Net income                                      $17,449         $16,366          $45,322         $83,311
        Other comprehensive income:
           Unrealized gain (loss) on
             available-for-sale securities                    -             507             (219)          1,657
           Reclassification adjustment
             for unrealized gain on
             available-for-sale securities
             included in net income                           -               -             (406)              -
           Initial impact of adoption of
             SFAS 133, net of minority
             interest                                         -               -                -          (7,518)
           Fair value adjustment on
             derivatives designated as
             cash flow hedges                            (4,875)         (5,173)          (7,593)         (2,603)
                                                        -------         -------          -------         -------

        Comprehensive income                            $12,574         $11,700          $37,104         $74,847
                                                        =======         =======          =======         =======

(8)      CHANGES IN COMMON STOCK

         Other than the following transactions, the Company had no other changes in its common stock, as reported in Note 4 of the Company's 2001 Annual Report on Form 10-K.

          o The Company granted 111,985 stock options at a weighted average exercise price of $34.42 per share.

          o 110,864 stock options were exercised at a weighted average exercise price of $20.84 per share.

          o The Company issued 26,047 restricted shares of common stock to certain officers. Compensation cost related to the award was $0.9 million, which is being expensed over the vesting period ranging from two to three years.

          o The Company issued 41,840 shares of common stock under its dividend reinvestment plan.

          o The Company issued 12,743 shares of common stock under its employee stock purchase plan at a price of $27.08 per share.

          o The Company issued 45,043 shares of common stock under the short-term incentive compensation plan. Compensation cost related to the award was $1.3 million which was accrued for in 2001.

(9)      CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

         On January 4, 2002, the Company closed on a $50.0 million bridge credit agreement. The credit agreement supplemented our revolving credit facilities and had the same terms as those facilities. The bridge credit agreement had an original expiration date of June 30, 2002, which was subsequently extended to September 27, 2002. On September 27, 2002, this $50 million facility was replaced by a $50 million secured financing for the expansion at our Las Vegas II project, a 224-megawatt gas-fired generation facility located in North Las Vegas, Nevada which expires on November 26, 2002. This financing is guaranteed by the Company.

         On March 14, 2002, the Company closed on $135 million five-year senior secured project-level financing for the Arapahoe and Valmont Facilities. These projects have a total of 210 megawatts in service and are located in the Denver, Colorado area. Proceeds from this financing were used to refinance $53.8 million of an existing seven-year, senior-secured term project-level facility, pay down approximately $50.0 million of short-term credit facility borrowings and approximately $31.2 million was used for project construction. At September 30, 2002, all of the $135 million financing had been utilized.

         On June 18, 2002, the Company closed on a $75 million bridge credit agreement. This credit agreement bridged the issuance of $75 million of Black Hills Power First Mortgage Bonds, which were issued on August 13, 2002. The termination date of the bridge credit agreement was August 13, 2002, the date on which the First Mortgage Bonds were issued.

         On June 28, 2002, Enserco Energy closed on a $135 million uncommitted, discretionary credit facility, which became effective July 1, 2002 and expires June 27, 2003. This facility replaced the $75 million Enserco Energy facility.

         On August 13, 2002, the Company's electric utility subsidiary, Black Hills Power, Inc., issued $75 million of First Mortgage Bonds, Series AE, due 2032. The First Mortgage Bonds have a 7.23 percent coupon with interest payable semiannually, commencing February 15, 2003. Net proceeds from the offering were and will be used to fund the Company's portion of construction and installation costs for an AC-DC-AC Converter Station; for general capital expenditures for the remainder of 2002 and 2003; to repay a portion of current bank indebtedness; to satisfy bond maturities for certain outstanding first mortgage bonds due in 2003; and for general corporate purposes.

         In August 2002, the Company closed on a $195 million unsecured revolving credit facility that expires August 26, 2003. The credit facility extended the Company's previous $200 million 364-day credit facility that expired on August 27, 2002. Interest rates under the facility vary and are based, at the option of the Company at the time of loan origination, on either (i) a prime based borrowing rate varying from prime rate to prime rate plus 0.40 percent, or (ii) on a London Interbank Offered Rate (LIBOR) based borrowing rate varying from LIBOR plus 0.420 percent to LIBOR plus 1.40 percent.

         On September 25, 2002, the Company closed on a $35 million two-year unsecured credit agreement. Proceeds were used to fund the Company's working capital needs and for general corporate purposes. Interest rates under the facility vary and are based, at the option of the Company at the time of loan origination, on either (i) a prime based borrowing rate varying from prime rate to prime rate plus 0.875 percent, or (ii) on a London Interbank Offered Rate (LIBOR) based borrowing rate varying from LIBOR plus 1.0 percent to LIBOR plus 1.875 percent.

         The Company's credit facilities include certain restrictive covenants that are common in such arrangements. Such covenants include a consolidated net worth in an amount of not less than the sum of $375 million and 50 percent of the aggregate consolidated net income beginning June 30, 2001; a recourse leverage ratio not to exceed 0.65 to 1.00; an interest coverage ratio of not less than 3.00 to 1.00; and restrictions on the ability to dividend cash to the parent company at certain subsidiaries with project level financing or subsidiary credit facilities. Approximately $46 million of the cash balance at September 30, 2002 was restricted by subsidiary debt agreements for such purposes. If these covenants are violated, it would be considered an event of default entitling the lender to terminate the remaining commitment and accelerate all principal and interest outstanding. In addition, certain of the Company's interest rate swap agreements include cross-default provisions. These provisions would allow the counterparty the right to terminate the swap agreement and liquidate at a prevailing market rate, in the event of default. The Company complied with all the covenants at September 30, 2002.

         The $195 million 364-day credit facility, the $200 million three-year credit facility, and the $35 million two-year credit facility contain a liquidity covenant that requires the Company to have $30 million in liquid assets as of the last day of each fiscal quarter beginning with December 31, 2002. Liquid assets are defined as unrestricted cash and available unused capacity under the Company's credit facilities.

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

(10)     SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

         The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of September 30, 2002, substantially all of the Company's operations and assets are located within the United States. The Company's operations are conducted through six reporting segments that include: Integrated Energy group consisting of the following segments: Mining, which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas, which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Energy Marketing, which markets natural gas, oil and related services to customers in the Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions and transports crude oil in Texas; Power Generation, which produces and sells power to wholesale customers; Electric group and segment, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Communications group and segment, which primarily markets communications and software development services.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2001 Annual Report on Form 10-K. In accordance with the provisions of SFAS No. 71, intercompany fuel sales to the electric utility are not eliminated. Segment information included in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income is as follows (in thousands):

                                               External                  Inter-segment             Income (loss) from
                                           Operating Revenues          Operating Revenues          Continuing Operations

Quarter to Date
September 30, 2002
Energy marketing                               $    9,388*               $          -                 $    3,130
Power generation                                   34,700                           -                      4,822
Oil and gas                                         6,561                           -                      1,066
Mining                                              5,531                       2,778                      2,103
Electric                                           45,220                          71                      8,304
Communications                                      8,392                           -                     (1,453)
Corporate                                               -                           -                       (518)
Intersegment eliminations                               -                         (69)                        (5)
                                               ----------                ------------                 ----------

Total                                          $  109,792                $      2,780                 $   17,449
                                               ==========                ============                 ==========


*Operating revenues presented for Energy marketing represent trading margins.
 See Note 2.

                                                External                  Inter-segment             Income (loss) from
                                           Operating Revenues          Operating Revenues          Continuing Operations

Quarter to Date
September 30, 2001
Energy marketing                               $    9,692*                  $       -                   $  4,536
Power generation                                   21,544                           -                      1,246
Oil and gas                                         8,496                           -                      2,804
Mining                                              4,023                       2,847                      3,876
Electric                                           43,057                         461                      7,929
Communications                                      5,154                       1,090                     (2,661)
Corporate                                               -                           -                       (614)
Intersegment eliminations                               -                      (1,551)                      (112)
                                                ---------                    --------                   --------

Total                                           $  91,966                    $  2,847                   $ 17,004
                                                =========                    ========                   ========

*Operating revenues presented for Energy marketing represent trading margins. See Note 2.

                                                External                  Inter-segment             Income (loss) from
                                           Operating Revenues          Operating Revenues          Continuing Operations

Year to Date
September 30, 2002
Energy marketing                                 $ 21,722*                  $       -                $   7,033
Power generation                                  102,849                           -                   13,775
Oil and gas                                        19,515                           -                    3,227
Mining                                             15,241                       8,150                    6,932
Electric                                          120,583                         203                   22,918
Communications                                     24,155                           -                   (5,729)
Corporate                                               -                           -                   (1,081)
Intersegment eliminations                               -                     (   203)                     (12)
                                                 --------                    --------                ---------

Total                                            $304,065                    $  8,150                $  47,063
                                                 ========                    ========                =========

*Operating revenues presented for Energy marketing represent trading margins.
 See Note 2.

                                                External                  Inter-segment             Income (loss) from
                                           Operating Revenues          Operating Revenues          Continuing Operations

Year to Date
September 30, 2001
Energy marketing                                 $ 71,795*                $       -                    $30,910
Power generation                                   56,061                         -                      3,827
Oil and gas                                        26,353                         -                      8,723
Mining                                             14,681                     8,333                      8,499
Electric                                          174,915                       783                     42,053
Communications                                     13,662                     3,307                     (9,343)
Corporate                                               -                         -                     (1,081)
Intersegment eliminations                               -                    (4,090)                      (619)
                                                 --------                 ---------                    -------

Total                                            $357,467                 $   8,333                    $82,969
                                                 ========                 =========                    =======

*Operating revenues presented for Energy marketing represent trading margins. See Note 2.

         Other than the following transactions, the Company had no other material changes in total assets of its reporting segments, as reported in Note 14 of the Company's 2001 Annual Report on Form 10-K, beyond discontinuing the coal marketing operations (Note 5) previously included in the "Energy Marketing" segment and changes resulting from normal operating activities.

         The Power Generation segment had a net addition to non working capital assets of approximately $106 million primarily related to ongoing construction of the expansions at the Las Vegas Cogeneration II and Arapahoe facilities and the acquisition of additional ownership interest at the Harbor Cogeneration facility (Note 13).

         The Energy Marketing segment acquired additional ownership interests in pipelines for $17.7 million (Note 13).

(11)     RISK MANAGEMENT ACTIVITIES

         The Company actively manages its exposure to certain market risks as described in Note 2 of the Company's Annual Report on Form 10-K. Details of derivative and hedging activities included in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income are as follows:

         Energy Marketing Activities

         The Company's energy marketing operations fall under the purview of Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10). As such, these activities are accounted for under mark-to-market accounting. The Company records the fair values of its trading derivatives as either Derivative assets and/or Derivative liabilities on the accompanying Condensed Consolidated Balance Sheet. The net gains or losses on all energy trading contracts are recorded as Revenues in the accompanying Condensed Consolidated Statements of Income. During the second quarter 2002, the Company's gas marketing subsidiary revised its estimates of fair values for certain derivatives valued using market based prices which include a "bid/offer" spread. The change in estimate resulted in a $0.8 million reduction in net income versus amounts that would have been reported if the change in estimate had not occurred.

         The contract or notional amounts and terms of the Company's derivative commodity instruments held for trading purposes are set forth below:

                                                     September 30, 2002             December 31, 2001          September 30, 2001
                                                                   Maximum                     Maximum                      Maximum
                                                     Notional      Term in        Notional     Term in           Notional   Term in
(thousands of MMBtu's)                               Amounts        Years         Amounts       Years             Amounts    Years
                                                     -------        -----         -------       -----             -------   -------
Natural gas basis swaps purchased                    46,354         1               9,882          1              17,449       2
Natural gas basis swaps sold                         54,686         1              10,696          1              18,940       2
Natural gas fixed-for float swaps purchased          15,295         1              10,646          2              13,102       1
Natural gas fixed-for-float swaps sold               21,054         1              11,815          2              13,279       1
Natural gas swing swaps purchased                         -         -                 465          1               2,635       1
Natural gas swing swaps sold                              -         -                 930          1               3,410       1
Natural gas physical purchases                       48,273         2              13,159          1              12,925       1
Natural gas physical sales                           43,296         1              19,339          1              19,896       1
Transport purchase                                   81,759         5              41,136          6              43,780       6

(thousands of barrels)
Crude oil purchased                                   4,173         1               3,139          1               2,335       1
Crude oil sold                                        4,172         1               3,142          1               2,312       1

(megawatt-hours)
Power purchased                                      30,475         1                   -          -                   -       -
Power sold                                           84,800         1                   -          -                   -       -

         As required under SFAS 133 and EITF 98-10, derivatives and energy trading activities were marked to fair value and the gains and/or losses recognized in earnings. The amounts related to the accompanying Condensed Consolidated Balance Sheets and Statements of Income as of September 30, 2002, December 31, 2001, and September 30, 2001, are as follows (in thousands):

                               Current           Non-current           Current            Non-current
                              Derivative         Derivative          Derivative           Derivative         Unrealized
September 30, 2002             Assets              Assets           Liabilities          Liabilities            Gain
                               ------              ------           -----------          -----------            ----
Natural gas                   $37,009              $2,232             $30,443                 $1,441            $7,357
Crude oil                       6,624                   -               5,849                      -               775
Power generation                  326                   -                  55                      -               271
                              -------              ------             -------                 ------            ------
                              $43,959              $2,232             $36,347                 $1,441            $8,403
                              =======              ======             =======                 ======            ======

December 31, 2001

Natural gas                   $29,755             $   661             $25,437                $   953            $4,026
Crude oil                       6,267                   -               5,497                      -               770
                              -------             -------             -------                -------            ------
                              $36,022             $   661             $30,934                $   953            $4,796
                              =======             =======             =======                =======            ======

September 30, 2001

Natural gas                   $44,998              $1,752             $41,869                 $1,636            $5,650
Crude oil                       6,148                   -               5,393                      -               755
                              -------              ------             -------                 ------            ------
                              $51,146              $1,752             $47,262                 $1,636            $6,405
                              =======              ======             =======                 ======            ======

         At September 30, 2002, the Company had a mark to fair value unrealized gain of $8.4 million for its energy marketing activities. Of this amount, $7.6 million was current and $0.8 million was non-current. Substantially all of the unrealized gain at September 30, 2002 results from "back to back" transactions. The Company anticipates that substantially all of the current portion of unrealized gains for hedged transactions will be realized during the next twelve months.

         Non-trading Energy Activities

         On September 30, 2002, December 31, 2001 and September 30, 2001, the Company had the following swaps and related balances for its non-trading energy operations (in thousands):

                                                                                                             Pre-tax
                                                                                                           Accumulated
                                    Maximum       Current      Non-current   Current       Non-current        Other         Pretax
                                    Terms in     Derivative    Derivative     Derivative    Derivative     Comprehensive    Income
                       Notional*      Years        Assets       Assets      Liabilities    Liabilities     Income (Loss)    (Loss)
                       ---------      -----      ---------      ------      -----------    -----------     -------------    ------
September 30, 2002
Crude oil swaps          420,000        1        $    18          $  12        $1,027         $  73           $(1,003)       $  (67)
Natural gas swaps        600,000        1            267              -           142            28                90             7
                                                 -------          -----        ------         -----           -------        ------
                                                 $   285          $  12        $1,169         $ 101           $  (913)       $  (60)
                                                 =======          =====        ======         =====           =======        ======
December 31, 2001

Crude oil swaps           90,000        1        $   529          $   -        $    -         $   -           $   529        $    -
Natural gas swaps      1,216,000        1          1,593              -             -             -             1,463           130
                                                 -------          -----        ------         -----           -------        ------
                                                 $ 2,122          $   -        $    -         $   -           $ 1,992        $  130
                                                 =======          =====        ======         =====           =======        ======
September 30, 2001

Crude oil swaps          141,000        1        $   312          $   -        $    -         $   -           $   327        $  (15)
Crude oil options         60,000        1             35              -             -             -               105           (70)
Natural gas swaps      1,676,000        1          2,277              -             -             -             2,184            93
                                                 -------          -----        ------         -----           -------        ------
                                                 $ 2,624          $   -        $    -         $   -           $ 2,616        $    8
                                                 =======          =====        ======         =====           =======        ======
-----------------------
*crude in bbls, gas in MMBtu's

         Based on September 30, 2002 market prices, $(0.9) million will be realized and reported in earnings during the next twelve months. These estimated realized losses for the next twelve months were calculated using September 30, 2002 market prices. Estimated and actual realized losses will likely change during the next twelve months as market prices change.

         Financing Activities

         On September 30, 2002, December 31, 2001 and September 30, 2001, the Company's interest rate swaps and related balances were as follows (in thousands):

                                   Weighted                                                                    Pre-tax
                                    Average                             Non-                      Non-        Accumulated
                        Current      Fixed     Maximum       Current   current      Current      current        Other       Pre-tax
                        Notional    Interest   Terms in    Derivative Derivative   Derivative   Derivative   Comprehensive  Income
                         Amount      Rate       Years        Assets    Assets      Liabilities  Liabilities      Loss       (Loss)
                         -----       ----       -----        ------    ------      -----------  -----------      ----       ------
September 30, 2002
Swaps on project
  financing              $213,636    5.99%        4           $  -    $        -    $  9,114     $  9,022      $(18,136)   $      -
Swaps on corporate
  debt                     75,000    4.45%        2              -                     1,201          333        (1,534)          -
                         --------                             ----    ----------    --------     --------      --------    --------

     Total               $288,636                             $  -    $        -    $ 10,315     $  9,355      $(19,670)   $      -
                         ========                             ====    ==========    ========     ========      ========    ========

December 31, 2001

Swaps on project
  financing              $316,397    5.85%        4           $  -    $    5,746    $ 10,212     $  5,949      $(10,415)   $      -
Swaps on corporate
  debt                     75,000    4.45%        3              -                     1,535          217        (1,752)          -
                         --------                             ----    ----------    --------     --------      --------    --------

     Total               $391,397                             $  -    $    5,746    $ 11,747     $  6,166      $(12,167)   $
                         ========                             ====    ==========    ========     ========      ========    ========

September 30, 2001

Swaps on project
  financing              $318,906    5.86%        5           $  -    $        -     $15,101     $      -      $(15,101)   $      -
Swaps on corporate
  debt                     75,000    4.45%        3              -             -       1,758                     (1,758)          -
                         --------                             ----    ----------    --------     --------      --------    --------

     Total               $393,906                             $  -    $        -    $ 16,859     $      -      $(16,859)   $      -
                         ========                             ====    ==========    ========     ========      ========    ========


         Based on September 30, 2002 market interest rates, approximately $10.3 million will be realized as additional interest expense during the next twelve months. Estimated and realized amounts will likely change during the next twelve months as market interest rates change.

         At December 31, 2001, the Company had a $100 million forward starting floating-to-fixed interest rate swap to hedge the anticipated floating rate debt financing related to the Company's Las Vegas Cogeneration expansion. This swap terminated during the second quarter 2002 and resulted in a $1.1 million gain. This swap was treated as a cash flow hedge and accordingly in the second quarter of 2002 the resulting gain was carried in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet and was to be amortized over the life of the anticipated long-term financing. In the third quarter of 2002, this cash flow hedge was determined to be ineffective due to uncertainties about the eventual timing and form of financing for this project. As a result, $1.1 million was taken into earnings. The gain was offset by the expensing of approximately $1.0 million of deferred financing costs related to the anticipated financing.

         In addition, the Company entered into a $50 million treasury lock to hedge a portion of the Company's $75 million First Mortgage Bond offering completed in August 2002 (Note 9). The treasury lock cash settled on August 8, 2002, the bond pricing date, and resulted in a $1.8 million loss. This treasury lock was treated as a cash flow hedge and accordingly the resulting loss is carried in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet and amortized over the life of the related bonds as additional interest expense.

(12)     LEGAL PROCEEDINGS

         In June 2002, a forest fire damaged approximately 11,000 acres of private and government land located near Deadwood and Lead, South Dakota. The fire destroyed approximately 20 structures (seven houses and 13 outbuildings) and caused the evacuation of the cities of Lead and Deadwood for approximately 48 hours.

         The cause of the fire was investigated by the State of South Dakota. Alleged contact between power lines owned by the Company and undergrowth were implicated as the cause. The Company has initiated its own investigation into the cause of the fire, including the hiring of expert fire investigators, and that investigation is continuing.

         The Company has been put on notice of potential private civil claims for property damage and business loss. In addition, the State of South Dakota initiated a civil action in the Seventh Judicial Circuit Court, Pennington County, South Dakota, seeking recovery of damages for fire suppression costs, reclamation and remediation. If it is determined that power line contact was the cause of the fire, and that the Company was negligent in the maintenance of those power lines, the Company could be liable for resultant damages. Management cannot predict the outcome of either the Company's investigation, or the viability of potential claims. Management believes that any such claims will not have a material adverse effect on the Company's financial condition or results of operations.

(13)     ACQUISITIONS

         On March 8, 2002, the Company acquired an additional 67 percent ownership interest in Millennium Pipeline Company L.P., which owns and operates a 200-mile pipeline. The pipeline has a capacity of approximately 65,000 barrels of oil per day and transports imported crude oil from Beaumont, Texas to Longview, Texas, which is the transfer point to connecting carriers. The Company also acquired additional ownership interest in Millennium Terminal Company, L.P., which has 1.1 million barrels of crude oil storage connected to the Millennium Pipeline at the Oil Tanking terminal in Beaumont. The Millennium system is presently operating near capacity through shipper agreements. These acquisitions give the Company 100 percent ownership in the Millennium companies. Total cost of the acquisitions was $11.0 million and was funded through borrowings under short-term revolving credit facilities.

         On March 15, 2002, the Company paid $25.7 million to acquire an additional 30 percent interest in the Harbor Cogeneration Facility (the Facility), a 98-megawatt gas-fired plant located in Wilmington, California. This acquisition was funded through borrowings under short-term revolving credit facilities. At September 30, 2002 the Company had an 88 percent ownership interest in the Facility.

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

         During July 2002, the Company purchased the assets of the Kilgore to Houston Pipeline System from Equilon Pipeline Company, LLC. The Kilgore pipeline transports crude oil from the Kilgore, Texas region south to Houston, Texas, which is the transfer point to connecting carriers via the Oiltanking Houston terminal facilities. The 10-inch pipeline is approximately 190 miles long and has a capacity of up to approximately 35,000 barrels per day. In addition, the Kilgore system has approximately 400,000 barrels of crude oil storage at Kilgore and 375,000 barrels of storage at the Texoma Tank Farm located in Longview, Texas. Total cost of the acquisition was $6.7 million and was funded through borrowings under short-term credit facilities.

         The above acquisitions have been accounted for under the purchase method of accounting and, accordingly, the purchase prices have been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition. The purchase prices and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $9.3 million, which was recorded as long-lived intangible assets.

         The impact of these acquisitions was not material in relation to the Company's results of operations. Consequently, pro forma information is not presented.

(14)     SUBSEQUENT EVENT

         On October 1, 2002, the Company entered into a definitive merger agreement to acquire Denver-based Mallon Resources Corporation. Total cost of the acquisition is estimated to be $52 million, which includes the Company's acquisition on October 1, 2002 of Mallon's debt to Aquila Energy Capital Corporation and the settlement of outstanding hedges, amounting to $30.5 million. The merger agreement, which has been approved by both companies' Board of Directors, provides that Mallon shareholders will receive 0.044 of a share of Black Hills for each share of Mallon. Completion of the acquisition which is subject to customary conditions, including approval by the shareholders of Mallon, is expected in the first quarter of 2003.

         Mallon Resources' proved reserves, as reported at December 31, 2001, were 53.3 billion cubic feet of gas equivalent. The Company estimates that Mallon's current proved reserves could be substantially higher based on its independent review of the reserves and current oil and gas prices. The reserves are located primarily on the Jicarilla Apache Nation in the San Juan Basin of New Mexico and are comprised almost entirely of natural gas in shallow sand formations. The oil and gas leases of the acquisition total more than 66,500 gross acres (56,000 net), most of which is contained in a contiguous block that is in the early stages of development. The Company believes it can recover additional gas reserves from the shallow sands and from deeper horizons that have yet to be explored but are productive elsewhere in the San Juan Basin.

         Current daily net production of the Mallon properties is nearly 13 million cubic feet of gas equivalent. Mallon operates 149 of 171 total gas and oil wells, with working interests averaging 90 to 100 percent in most of the wells and undeveloped acreage.

         Upon closing, the acquisition is expected to increase gas and oil production immediately by approximately 60 percent and more than double our proven oil and gas reserves. After the acquisition is closed, the Company plans to initiate a development and exploratory drilling program on the properties. The acquisition is expected to have a nominal earnings-per-share impact until production levels can be increased.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

We are a growth oriented, diversified energy holding company operating principally in the United States. Our unregulated and regulated businesses have expanded significantly in recent years. Our integrated energy group, Black Hills Energy, Inc., produces and markets electric power and fuel. We produce and sell electricity in a number of markets, with a strong emphasis in the western United States. We also produce coal, natural gas and crude oil, primarily in the Rocky Mountain region, and transport crude oil in Texas. Our electric utility, Black Hills Power, Inc., serves an average of 59,600 customers in South Dakota, Wyoming and Montana. Our communications group offers state-of-the-art broadband communications services to over 23,700 residential and business customers in Rapid City and the northern Black Hills region of South Dakota through Black Hills FiberCom, LLC.

The following discussion should be read in conjunction with Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                              Results of Operations

Consolidated Results

Revenue and Income (loss) from continuing operations provided by each business group as a percentage of our total revenue and Income (loss) from continuing operations were as follows:

                              Three Months Ended           Nine Months Ended
                                 September 30                 September 30
                            2002              2001       2002              2001
                            ----              ----       ----              ----
Revenues

Integrated energy            52%               49%        53%               48%
Electric utility             40                45         39                48
Communications                8                 6          8                 4
                            ---               ---        ---               ---
                            100%              100%       100%              100%
                            ===               ===        ===               ===
Income/(Loss) from
Continuing Operations

Integrated energy            62%               70%        64%               61%
Electric utility             48                47         49                50
Communications and other    (10)              (17)       (13)              (11)
                            ---               ---        ---               ---
                            100%              100%       100%              100%
                            ===               ===        ===               ===

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Consolidated income from continuing operations for the three-month period ended September 30, 2002 was $17.4 million or $0.64 per share compared to $17.0 million or $0.63 per share in the same period of the prior year.

The increase in net income from continuing operations was a result of an increase in power generation and electric utility net income and a decrease in the net loss of our communications business group offset by decreases in net income in the energy marketing, oil and gas production and coal mining segments. The power generation segment's net income more than tripled due to its additional generating capacity and increased earnings from additional ownership of an energy partnership. Net income for the electric utility business group increased due to an increase in off-system sales and the communications business group showed a decrease in its net loss attributable to a substantial expansion of its customer base and a $0.6 million after-tax collection of previously reserved amounts. Net income from energy marketing decreased due to a substantial decline in margins received offset by increased volumes marketed and unrealized gains recognized through mark-to-market accounting. The oil and gas production segment's net income decreased due to a 17 percent decrease in production volumes and an 11 percent decrease in average prices received. Coal mining had strong operational performance with production increasing 27 percent, however net income decreased due to a $3.4 million after-tax gain related to a coal contract settlement that was recognized in the third quarter of 2001.

In addition, during the second quarter of 2002 we decided to discontinue operations in our coal marketing business due primarily to challenges encountered in marketing our Wyodak coal from the Powder River Basin of Wyoming to midwestern and eastern coal markets. We sold the non-strategic assets effective August 1, 2002. Net loss from discontinued operations was $(0.6) million or $(0.02) per share for the three months ended September 30, 2001. Prior year results of operations have been restated to reflect the discontinued operations.

Consolidated revenues for the three-month period ended September 30, 2002 were $112.6 million compared to $94.8 million for the same period in 2001. The increase in revenues was a result of increased revenue in the communications business unit and power generation segment and an increase in coal production and volumes of energy marketed, partially offset by lower energy commodity prices in 2002 and a decrease in the production of oil and gas.

Consolidated operating expenses for the three-month period increased from $66.0 million in 2001 to $78.0 million in 2002. The increase was due to an increase in fuel and depreciation expense as a result of our increased investment in independent power generation, partially offset by a substantial decrease in gas prices as discussed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Consolidated income from continuing operations for the nine-month period ended September 30, 2002 was $47.1 million or $1.74 per share compared to $83.0 million or $3.27 per share in the same period of the prior year.

The decrease in income from continuing operations was a result of substantial decreases in prevailing prices for natural gas, crude oil and wholesale electricity and in gross margins from natural gas marketing activities compared to the same period in 2001. Unusual energy marketing conditions existed in the first half of 2001 stemming primarily from gas and electricity shortages in the West. Approximately $1.40 per share of the 2001 year to date income from continuing operations was attributed to the unusual market conditions that existed at that time. Wholesale electricity average peak prices at Mid-Columbia were approximately $182 per megawatt-hour during the first nine-months of 2001 compared to approximately $21 per megawatt-hour during the first nine months of 2002. Average spot gas prices in the West Coast region were approximately $8.60 per MMBtu in the first nine months of 2001 compared to $2.80 in the first nine months of 2002. 2001 net income reflects a coal contract settlement which resulted in a one-time gain of approximately $3.4 million or $0.13 per share. While the above factors negatively impacted income from continuing operations, they were offset in part by an increase in the production of coal, oil and natural gas, an increase in independent power generation capacity and our communications business group showed a decrease in its net loss attributable to the continued expansion of its customer base.

In addition, during the second quarter of 2002 we decided to discontinue operations in our coal marketing business due to challenges encountered in marketing our Wyodak coal from the Powder River Basin of Wyoming to midwestern and eastern coal markets. We sold the non-strategic assets effective August 1, 2002. Income (loss) from discontinued operations was $(2.6) million or $(0.09) per share for the nine months ended September 30, 2002 compared to $0.3 million or $0.01 per share for the same period of the prior year. Prior year results of operations have been restated to reflect the discontinued operations.

Consolidated revenues for the nine-month period ended September 30, 2002 were $312.2 million compared to $365.8 million for the same period in 2001. The decrease in revenues was a result of the high energy commodity prices in 2001, slightly offset by increased revenue in the communications business unit and power generation segment, increased production in coal, oil and gas and increased marketing volumes.

Consolidated operating expenses for the nine-month period decreased from $221.5 million in 2001 to $216.0 million in 2002. The decrease was primarily due to lower fuel costs and incentive compensation offset by increased expenses related to our increased investment in independent power generation.

The following results of operations for the Integrated Energy Group and its segments, Electric Utility Group and Communications Group, does not include intercompany eliminations.

Integrated Energy Group

                                Three Months Ended                  Nine Months Ended
                                   September 30                        September 30
                              2002              2001              2002              2001
                              ----              ----              ----              ----
                                                 (in thousands)
Revenue:
   Energy marketing        $    9,388       $    9,692         $  21,722         $  71,795
   Power generation            34,700           21,544           102,849            56,061
   Oil and gas                  6,561            8,496            19,515            26,353
   Mining                       8,309            6,870            23,391            23,014
                           ----------       ----------         ---------         ---------
Total revenue                  58,958           46,602           167,477           177,223
                           ----------       ----------         ---------         ---------
Equity in investments of
  unconsolidated
  subsidiaries                    907            1,958             4,187            11,066
                           ----------       ----------         ---------         ---------
Operating expenses             38,475           29,916           107,689            96,685
                           ----------       ----------         ---------         ---------
Operating income           $   21,390       $   18,644         $  63,975         $  91,604
Net income                 $   10,961       $   12,029         $  31,271         $  50,718


The following is a summary of sales volumes of our coal, oil and natural gas production and various measures of power generation:

                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                           2002              2001             2002              2001
                                           ----              ----             ----              ----
Fuel production:
   Tons of coal sold                      1,110,800          872,900         2,955,500        2,465,700
   Barrels of oil sold                      110,403          126,557           340,036          335,585
   Mcf of natural gas sold                1,019,564        1,273,667         3,567,135        3,295,442
   Mcf equivalent sales                   1,681,982        2,033,000         5,607,351        5,309,000


                                                                                   September 30
                                                                               2002             2001
                                                                               ----             ----
Independent power capacity:
   MWs of independent power capacity in service                                657               625
   MWs of independent power capacity under construction*                       364               360
-------------------

*includes a 90 MW plant under a lease arrangement

The following is a summary of average daily energy marketing volumes:

                                            Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                           2002              2001             2002              2001
                                           ----              ----             ----              ----
Natural gas - MMBtus                      1,140,200        1,062,600         1,039,200          947,900
Crude oil - barrels                          57,200           35,100            53,700           37,000

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Net income for the integrated energy group for the three months ended September 30, 2002 was $11.0 million compared to $12.0 million in the same period of the prior year. Net income decreased slightly due to a decrease in net income from energy marketing, oil and gas production and coal mining, partially offset by an increase in power generation net income. The power generation segment's net income more than tripled due to its additional generating capacity and increased earnings from additional ownership of an energy partnership. Net income from energy marketing decreased due to a substantial decline in margins received offset by increased volumes marketed, the addition of pipeline earnings and unrealized gains recognized through mark-to-market accounting. The oil and gas production segment's net income decreased due to a 17 percent decrease in production volumes and an 11 percent decrease in average prices received. Coal mining had strong operational performance with production increasing 27 percent, however net income decreased due to a $3.4 million after-tax gain related to a coal contract settlement that was recognized in the third quarter of 2001.

The integrated energy business group's revenues and expenses increased 27 percent and 29 percent respectively for the three months ended September 30, 2002 compared to the same period in 2001. The increase in revenue was a result of increased generation capacity offset by the substantial decline in commodity prices. Expenses increased due to higher fuel costs and depreciation expense resulting from increased capacity.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Net income for the integrated energy group for the nine months ended September 30, 2002 was $31.3 million compared to $50.7 million in the same period of the prior year. Net income decreased primarily due to a substantial decline in energy prices. The power generation segment reported net income growth attributed to additional generating capacity, additional ownership of an energy partnership, the addition of pipeline earnings and the reporting of additional net income relating to the collection in 2002 of receivables from California operations that were reserved for in the prior period. A 6 percent increase in gas and oil production sales partially offset an earnings decrease in the oil and gas segment caused by a 34 percent decrease in the average price received. The energy marketing segment's net income decreased primarily due to a substantial decrease in margins received, partially offset by increased volumes marketed. Net income for the coal mining segment decreased due to a $3.4 million after-tax gain related to a coal contract settlement that was recognized in the third quarter of 2001 which was partially offset by the increase in tons of coal sold in 2002.

The integrated energy business group's revenues decreased 6 percent and expenses increased 11 percent, respectively, for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease in revenue was a direct result of the substantial decline in commodity prices. The increase in expenses was primarily due to higher fuel costs and depreciation expense resulting from the increased generating capacity.

Energy Marketing

                                                Three Months Ended                  Nine Months Ended
                                                   September 30                       September 30
                                              2002              2001             2002              2001
                                              ----              ----             ----              ----
                                                                  (in thousands)
Revenue*                                    $    9,388       $    9,692         $  21,722        $  71,795
Operating income                            $    4,860       $    6,601         $  10,479        $  48,960
Net income                                  $    3,130       $    4,536         $   7,033        $  30,910

*Revenues presented for Energy marketing represent trading margins.  See Note 2.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The decrease in revenues is attributed to a decline in commodity prices, partially offset by a 7 percent increase in natural gas average daily volumes marketed and a 63 percent increase in crude oil average daily volumes marketed. Net income decreased 31 percent due to a substantial decline in commodity prices and margins. As a result of changing commodity prices, net income was impacted by unrealized gains recognized through mark-to-market accounting treatment. Unrealized pre-tax mark-to-market gains for the three-month periods ended September 30, 2002 and 2001 were $1.5 million and $0.5 million, respectively, resulting in a quarter over quarter net income increase of $1.0 million.

In addition, during the second quarter of 2002 we decided to discontinue operations in our coal marketing business due primarily to challenges encountered in marketing our Wyodak coal from the Powder River Basin of Wyoming to midwestern and eastern coal markets. We sold the non-strategic assets effective August 1, 2002. Net loss from discontinued operations was $(0.6) million or $(0.02) per share for the third quarter of 2001. Prior year results of operations have been restated to reflect the discontinued operations and the coal marketing business is no longer reflected in the energy marketing segment.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Revenues and net income decreased substantially primarily due to a substantial decline in commodity prices and margins received, offset by a 10 percent increase in natural gas average daily volumes marketed and a 45 percent increase in crude oil average daily volumes marketed. Unusual energy marketing conditions existed in the first six months of 2001 stemming primarily from gas and electricity shortages in the West. Average spot gas prices in the West Coast region were approximately $8.60 per MMBtu in the first nine months of 2001 compared to $2.80 in the first nine months of 2002.

Income (loss) from discontinued operations was $(2.6) million or $(0.09) per share for the nine months ended September 30, 2002 compared to $0.3 million or $0.01 per share for the same period of the prior year.

Power Generation

                                Three Months Ended                  Nine Months Ended
                                   September 30                        September 30
                              2002              2001              2002              2001
                              ----              ----              ----              ----
                                                    (in thousands)

Revenue                      $34,700          $21,544         $ 102,849           $56,061
Operating income             $13,036          $ 7,752         $  43,736           $25,316
Net income (loss)            $ 4,822          $ 1,246         $  14,670           $ 3,827

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Revenue and operating income increased 61 percent and 68 percent, respectively, and net income more than tripled for the three-month period ended September 30, 2002 compared to the same period in 2001 and is attributed to additional generating capacity and increased earnings from additional ownership of an energy partnership. As of September 30, 2002, we had 657 megawatts of independent power capacity in service compared to 625 megawatts at September 30, 2001. Approximately 300 megawatts of the 625 megawatts of capacity at September 30, 2001 were brought on during the third quarter of 2001. Additional partnership equity was earned by the Company in July 2002 as a result of certain performance measures being met at a consolidated energy partnership. The earnings impact was approximately $1.6 million pre-tax and was recorded as a reduction to "Minority interest" expense on the accompanying Condensed Consolidated Statement of Income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Revenue and operating income increased 83 percent and 73 percent, respectively, and net income more than tripled for the nine-month period ended September 30, 2002 compared to the same period in 2001 and is attributed to additional generating capacity and increased earnings from additional ownership of an energy partnership. As of September 30, 2002, we had 657 megawatts of independent power capacity in service compared to 625 megawatts at September 30, 2001. Approximately 300 megawatts of the 625 megawatts of capacity at September 30, 2001 were brought on during the third quarter of 2001.

The increase in net income for the nine-month period ended September 30, 2002 was also benefited by a $1.9 million after-tax benefit relating to the collection of receivables previously reserved for in the prior period for exposure to the California market and a $0.9 million after-tax adjustment for negative goodwill to reflect the impact of a change in accounting for goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002.

Oil and Gas

                        Three Months Ended                 Nine Months Ended
                           September 30                       September 30
                      2002              2001             2002             2001
                      ----              ----             ----             ----
                                           (in thousands)

Revenue               $6,561           $8,496           $19,515         $26,353
Operating income      $1,408           $4,305           $ 4,191         $12,929
Net income            $1,066           $2,804           $ 3,227         $ 8,723

The following is a summary of our internally estimated economically recoverable oil and gas reserves measured using constant product prices as of September 30, 2002 and 2001. Estimates of economically recoverable reserves are based on a number of variables, which may differ from actual results.

                                                        September 30
                                               2002                      2001
                                               ----                      ----

 Barrels of oil (in millions)                   4.9                        4.2
 Bcf of natural gas                            32.3                       25.7
 Total in Bcf equivalents                      61.7                       50.9

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Revenue and net income of the oil and gas production business segment decreased 23 percent and 62 percent, respectively for the three-month period ended September 30, 2002, compared to the same period in 2001 due to an 11 percent decrease in the average price received and a 17 percent decrease in production volumes due in part to delayed drilling.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Revenue and net income of the oil and gas production business segment decreased 26 percent and 63 percent respectively, for the nine-month period ended September 30, 2002, compared to the same period in 2001 due to a 34 percent decrease in the average price received partially offset by a 6 percent increase in production volumes.

Mining

                      Three Months Ended                  Nine Months Ended
                         September 30                       September 30
                     2002             2001              2002             2001
                     ----             ----              ----             ----
                                          (in thousands)

Revenue             $8,309          $6,870            $23,391           $23,014
Operating income    $2,503          $  830            $ 6,937           $ 5,664
Net income          $2,103          $3,876            $ 6,932           $ 8,499

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Revenue from our mining segment increased 21 percent and net income decreased 46 percent for the three-month period ended September 30, 2002, compared to the same period in 2001. Revenues increased due to a 27 percent increase in tons of coal sold, partially offset by lower prices received.

Net income decreased due to a $3.4 million after-tax gain related to a coal contract settlement that was recognized in the third quarter of 2001 which was partially offset by the increase in tons of coal sold in the third quarter of 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Revenue from our mining segment increased 2 percent and net income decreased 18 percent for the nine-month period ended September 30, 2002, compared to the same period in 2001. Revenue increased due to a 20 percent increase in tons of coal sold, partially offset by lower prices received.

Net income decreased due to a $3.4 million after-tax gain related to a coal contract settlement that was recognized in the third quarter of 2001 which was partially offset by the increase in tons of coal sold in 2002.

Electric Utility Group

                                                Three Months Ended                  Nine Months Ended
                                                    September 30                       September 30
                                                2002             2001              2002             2001
                                                ----             ----              ----             ----
                                                                     (in thousands)
Revenue                                         $45,291           $43,518         $120,786          $175,698
Operating expenses                               29,316            28,272           77,131           102,477
                                                -------           -------         --------          --------
Operating income                                $15,975           $15,246         $ 43,655          $ 73,221
Net income                                      $ 8,304           $ 7,929         $ 22,918          $ 42,053

The following table provides certain operating statistics:

                               Three Months Ended             Nine Months Ended
                                  September 30                   September 30
                              2002           2001         2002             2001
                              ----           ----         ----             ----

Firm (system) sales - MWh   510,500        537,000     1,466,000       1,527,000
Off-system sales - MWh      317,600        211,000       688,700         761,000

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Revenue, operating expenses and net income increased 4 percent, 4 percent and 5 percent, respectively for the three-month period ended September 30, 2002 compared to the same period in the prior year primarily due to a 51 percent increase in off-system electric megawatt-hour sales offset by a 22 percent decrease in the average price per megawatt-hour sold off-system. Firm residential and contracted electricity sales increased, but were offset by a decline in industrial sales due to the closing of the Homestake Gold Mine at year-end 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Revenue, operating expenses and net income decreased 31 percent, 25 percent and 46 percent, respectively for the nine-month period ended September 30, 2002 compared to the same period in the prior year primarily due to a 10 percent decrease in off-system electric megawatt-hour sales and a 69 percent decrease in the average price per megawatt-hour sold off-system. Firm residential and contracted electricity sales increased, but were offset by a decline in industrial sales due to the closing of the Homestake Gold Mine at year-end 2001. Revenue declines were partially offset by lower operating expenses attributable to lower fuel and purchased power costs.

Communications Group

                       Three Months Ended                  Nine Months Ended
                          September 30                       September 30
                      2002             2001              2002           2001
                      ----             ----              ----           ----
                                           (in thousands)

Revenue                 $ 8,392        $ 5,154          $24,155       $13,717
Operating expenses        9,770          8,101           30,203        23,237
                        -------        -------          -------       -------
Operating loss          $(1,378)       $(2,947)         $(6,048)      $(9,520)
Net loss                $(1,453)       $(2,661)         $(5,729)      $(9,343)


                      September 30       June 30      December 31   September 30
                          2002             2002          2001           2001
                          ----             ----          ----           ----

Business customers        2,960          2,970            2,250         1,940
Business access lines     8,772          8,380            6,836         6,180
Residential customers    20,760         19,450           15,660        13,780

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The communications business group's net loss for the three-month period ended September 30, 2002 was $(1.5) million, compared to $(2.7) million in 2001. The performance improvement is due largely to a 63 percent increase in revenue as a result of a larger customer base and a $0.6 million after-tax collection of previously reserved amounts, partially offset by increased costs of sales and administrative expenses.

The total number of customers exceeded 23,700 at the end of September 2002 - a 6 percent and 32 percent increase over the customer base at June 30, 2002 and December 31, 2001, respectively, and a 51 percent increase compared to September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. The communications business group's net loss for the nine month period ended September 30, 2002 was $(5.7) million, compared to $(9.3) million in 2001. The performance improvement is due largely to a 76 percent increase in revenue as a result of a larger customer base, partially offset by increased costs of sales and administrative expenses.

The total number of customers exceeded 23,700 at the end of September 2002 - a 6 percent and 32 percent increase over the customer base at June 30, 2002 and December 31, 2001, respectively, and a 51 percent increase compared to September 30, 2001.

We expect our communications group will sustain approximately $7.0 million in net losses in calendar year 2002, with annual losses decreasing in 2003 and profitability expected by 2004.

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

                          Critical Accounting Policies

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (Plan) covering our employees and certain subsidiaries who meet eligibility requirements. The benefits are based on years of service and compensation levels during the highest five consecutive years of the last ten years of service. Our funding policy is in accordance with the federal government's funding requirements. The Plan's assets are held in trust and consist primarily of equity securities and cash equivalents. The determination of our obligation and expense for pension benefits is dependent on the use of certain assumptions by actuaries in calculating the amounts. Those assumptions include, among others, the expected long-term rate of return on Plan assets, the discount rate and the rate of increase in compensation levels. The actuaries review the Plan annually and are currently in the process of reviewing our Plan to determine our obligation and our expense for next year. The market value of the Plan's assets has been affected by declines in the equity market in the last year. As a result, we could be required to recognize an additional minimum liability in the fourth quarter of 2002 as prescribed by Statement of Financial Accounting Standards
(SFAS) No. 87 "Employers' Accounting for Pensions" and SFAS No. 132 "Employers' Disclosure about Pensions and Postretirement Benefits." If required, the liability would be recorded as a reduction to Other Comprehensive Income, and would not affect net income. We do not expect this liability to be material, if it is required. However, we currently anticipate the amount of our pre-tax pension expense in 2003 will be in a range of $2.5 million to $3.5 million more than the amount for 2002, which would have a negative effect on earnings per share of $0.06 to $0.09 in 2003.

Special Purpose Entities

As described more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Black Hills Generation, a subsidiary in our power generation segment, has entered into agreements with Wygen Funding, Limited Partnership to lease the Wygen Plant, a 90 megawatt coal-fired power plant under construction in Campbell County, Wyoming. Wygen Funding is a special purpose entity that owns the Wygen Plant and has financed the project. Neither Wygen Funding, its owners, nor its officers are related to us, and other than the lease transaction and obligations incurred as a result of the transaction, we have no obligation to provide additional funding or issue securities to Wygen Funding. Lease payments are based on final construction and financing costs and will begin after substantial completion of construction scheduled to occur in the first quarter of 2003. The lease will be accounted for as an operating lease.

The Financial Accounting Standards Board (FASB) expects to issue a new accounting standard regarding the accounting treatment for special purpose entities. The final provisions of this new standard may affect the accounting of the lease arrangement. If the special purpose entity were to be consolidated into our financial statements, we would record both the Wygen asset and its related debt on our balance sheet. Total project costs are estimated to be in the $130 - $140 million range. In addition, we would also have to recognize the depreciation expense associated with the project which is estimated to be approximately $3.5 million per year based upon a 40-year plant life and would have reclassifications on the income statement primarily between operating expenses and interest expense. We estimate the impact on earnings per share would be approximately $(0.09) per share. We are monitoring this FASB project and may consider other financing structures for the project in the future.

Goodwill and Other Intangible Assets

As required, on January 1, 2002 we adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but the carrying values are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). Initial adoption of SFAS 142 did not have a material impact on our financial position or results of operations. Adoption of SFAS 142 provisions for non-amortization of goodwill and indefinite lived intangibles will impact our future earnings results. Results for the three and nine months ended September 30, 2002 were approximately $0.4 million and $1.2 million, or $0.01 per share and $0.05 per share, higher than the comparable periods in 2001 due to non-amortization of goodwill.

Other than the above, there have been no material changes in our critical accounting policies from those reported in our 2001 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on our critical accounting policies, see Part II, Item 7 in our 2001 Annual Report on Form 10-K.

                         Liquidity and Capital Resources

Cash Flow Activities

During the nine-month period ended September 30, 2002, we generated sufficient cash flow from operations to meet our operating needs, to pay dividends on common and preferred stock, to pay a portion of our long-term debt maturities and to fund a portion of our property additions. We continue to fund property and investment additions primarily related to construction of additional electric generation facilities for our integrated energy business group through a combination of operating cash flow, increased short-term debt, long-term debt and long-term non-recourse project financing.

Cash flows from operations decreased $27.2 million for the nine-month period ended September 30, 2002 compared to the same period in the prior year primarily due to the decrease in net income and cash provided by changes in working capital.

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

On March 14, 2002, we closed on $135 million five-year senior secured project-level financing for the Arapahoe and Valmont facilities. These projects have a total of 210 megawatts in service and are located in the Denver, Colorado area. Proceeds from this financing were used to refinance $53.8 million of an existing seven-year, secured term project-level facility, pay down approximately $50.0 million of short-term credit facility borrowings, and the remainder was used for project construction.

During the first quarter of 2002, we completed a $50 million bridge credit agreement. The credit agreement supplements our revolving credit facilities and had the same terms as those facilities with an original expiration date of June 30, 2002, which subsequently was extended to September 27, 2002. On September 27, 2002 this $50 million facility was replaced by a $50 million secured financing for the expansion at our Las Vegas II project, a 224 megawatt gas-fired generation facility located in North Las Vegas, Nevada which expires on November 26, 2002. This financing is guaranteed by the Company.

On June 18, 2002, we closed on a $75 million bridge credit agreement. This credit agreement bridged the issuance of $75 million of Black Hills Power First Mortgage bonds, which we issued on August 13, 2002. The termination date of the bridge credit agreement was August 13, 2002, the date on which the First Mortgage Bonds were issued.

During July 2002, we purchased the assets of the Kilgore to Houston Pipeline System from Equilon Pipeline Company, LLC. The Kilgore pipeline transports crude oil from the Kilgore, Texas region south to Houston, Texas, which is the transfer point to connecting carriers via the Oil Tanking Houston terminal facilities. The 10-inch pipeline is approximately 190 miles long and has a capacity of up to approximately 35,000 barrels per day. In addition, the Kilgore system has approximately 400,000 barrels of crude oil storage at Kilgore and 375,000 barrels of storage at the Texoma Tank Farm located in Longview, Texas. Total cost of the acquisition was $6.7 million and was funded through borrowings under short-term credit facilities.

On August 13, 2002, our electric utility subsidiary, Black Hills Power, Inc., issued $75 million of First Mortgage Bonds, series AE, due 2032. The Mortgage Bonds have a 7.23 percent coupon with interest payable semiannually, commencing February 15, 2003. Net proceeds from the offering were and will be used to fund the utility's portion of construction and installation costs for an AC-DC-AC Converter Station; for general capital expenditures for the remainder of 2002 and 2003; to repay a portion of current bank indebtedness; to satisfy bond maturities for certain outstanding first mortgage bonds due in 2003; and for general corporate purposes.

In August 2002, we closed on a $195 million revolving unsecured credit facility that expires August 26, 2003. The credit facility extended our previous $200 million 364-day credit facility that expired on August 27, 2002.

On September 25, 2002, we closed on a $35 million unsecured two-year credit agreement. Proceeds were used to fund our working capital needs and for general corporate purposes.

Dividends

Dividends paid on our common stock totaled $0.29 per share in each of the first three quarters of 2002. This reflects a 3.6 percent increase, as approved by our board of directors in January 2002, from the prior periods. The determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our credit facilities and our future business prospects.

Short-Term Liquidity and Financing Transactions

Our principal sources of short-term liquidity are our revolving bank facilities and cash provided by operations. As of September 30, 2002 we had approximately $75 million of cash and $480 million of bank facilities. Approximately $46 million of the cash balance at September 30, 2002 was restricted by subsidiary debt agreements in regards to the ability to dividend the cash to the parent company. The bank facilities consisted of a $50 million facility due November 26, 2002, a $195 million facility due August 26, 2003, a $200 million facility due August 27, 2004 and a $35 million facility due September 30, 2004. These bank facilities can be used to fund our working capital needs, for general corporate purposes and to provide liquidity for a commercial paper program if implemented. At September 30, 2002, we had $383.5 million of bank borrowings outstanding under these facilities. After inclusion of applicable letters of credit, the remaining borrowing capacity under the bank facilities was $57.1 million at September 30, 2002.

Two significant cash events occurred subsequent to the third quarter. On October 1, 2002 we acquired Mallon Resources Corporation's debt to Aquila Energy Capital Corporation and settled Mallon's outstanding hedges, amounting to $30.5 million, as part of the definitive merger agreement to acquire Denver-based Mallon Resources Corporation. The acquisition of this debt was funded with our corporate credit facilities. Also, during October we received a $23.7 million federal income tax refund as a result of filing our 2001 federal income tax return. The refund was primarily due to accelerated depreciation and other plant related timing differences for tax purposes. The income tax refund was used to pay down our corporate credit facilities. At October 31, 2002, we had $403.0 million of bank borrowings outstanding under our corporate credit facilities with $37.6 million of remaining borrowing capacity available after the inclusion of applicable letters of credit.

The above bank facilities include covenants that are common in such arrangements. Several of the facilities require that we maintain a consolidated net worth in an amount of not less than the sum of $375 million and 50 percent of the aggregate consolidated net income beginning June 30, 2001; a recourse leverage ratio not to exceed 0.65 to 1.00; and an interest coverage ratio of not less than 3.00 to 1.00. The $35 million credit facility's covenants include consolidated net worth in an amount of not less than the sum of $425 million and 50 percent of the aggregate consolidated net income beginning April 1, 2002; a recourse leverage ratio not to exceed 0.65 to 1.00; and an interest coverage ratio of not less than 1.50 to 1.00. In addition the $195 million 364 day credit facility, the $200 million three-year credit facility and the $35 million two-year credit facility contain a liquidity covenant that requires us to have $30 million of liquid assets as of the last day of each fiscal quarter beginning with December 31, 2002. Liquid assets are defined as unrestricted cash and available unused capacity under our credit facilities. If these covenants are violated, it would be considered an event of default entitling the lender to terminate the remaining commitment and accelerate all principal and interest outstanding. In addition, certain of our interest rate swap agreements include cross-default provisions. These provisions would allow the counterparty the right to terminate the swap agreement and liquidate at a prevailing market rate, in the event of default. As of September 30, 2002, we were in compliance with the above covenants.

Some of the facilities previously had a covenant whereby we were required to maintain a credit rating of at least "BBB-" from Standard & Poor's or "Baa3" from Moody's Investor Service. The facilities that contained the rating triggers were amended during the second quarter of 2002 to remove default provisions pertaining to our credit rating status.

Our consolidated net worth was $534.8 million at September 30, 2002. The long-term debt component of our capital structure at September 30, 2002 was 51 percent and our total debt leverage (long-term debt and short-term debt) was 64 percent.

In addition, Enserco Energy, Inc., our gas marketing unit, has a $135 million uncommitted, discretionary line of credit to provide support for the purchase of natural gas. We provided no guarantee to the lender under this facility. At September 30, 2002, there were outstanding letters of credit issued under the facility of $26.1 million with no borrowing balances on the facility.
Similarly, Black Hills Energy Resources, Inc., our oil marketing unit, had a $25 million uncommitted, discretionary credit facility. This line of credit provided credit support for the purchases of crude oil by Black Hills Energy Resources. We provided no guarantee to the lender under this facility. At September 30, 2002, Black Hills Energy Resources had letters of credit outstanding of $18.9 million and no balance outstanding on its overdraft line.

We continue to seek non-recourse project-level financing for our independent power projects. Due to creditworthiness concerns with counterparties, financing arrangements for the Las Vegas Cogeneration power plant expansion, currently under construction, have been delayed.

Allegheny Energy Supply Company (AESC), a subsidiary of Allegheny Energy Inc., has a contract to purchase all of the facility's capacity and all associated energy and ancillary services. Both AESC and its parent, Allegheny Energy Inc. have recently had their credit ratings downgraded below investment grade status and have technically defaulted on some of their credit agreements with other counterparties. The Las Vegas expansion is expected to be operational in the fourth quarter of 2002 and has been funded with the corporate credit facilities. Total construction and acquisition costs, including Las Vegas Cogeneration I, are expected to be $330 million of which $302 million was expended as of September 30, 2002.

If we are not successful in extending the $50 million facility that expires on November 26, 2002 or in obtaining other financing, a deficiency in our liquidity could occur.

Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and capital market conditions. We can provide no assurance that we will be able to raise additional capital on reasonable terms or at all.

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

Financing for construction requirements and operational needs is dependent upon the cost and availability of external funds from capital markets and financial institutions at both company and project levels. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, our credit rating, the operations of the projects funded, the credit ratings of project counterparties, and the economics of the projects under construction.

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

The credit ratings of the senior unsecured debt of Public Service Company of Colorado (PSCo), Nevada Power Company and Allegheny Energy Supply Company, counterparties under tolling agreements with our subsidiaries, have recently been downgraded by one or more rating agencies. The credit ratings of Nevada Power Company, its parent holding company, Sierra Pacific Resources, and Allegheny Energy Supply Company, have all been downgraded to non-investment grade status. In addition, project level financing arrangements in place for projects in Colorado and New York provide for the potential acceleration of payment obligations in the event of nonperformance by a counterparty under related power purchase agreements. If these or other counterparties fail to perform their obligations under their respective power purchase agreements, our financial condition and results of operation may be adversely affected. We may not be able to enter into agreements in replacement of our existing power purchase agreements on terms as favorable as our existing agreements, or at all.

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

Our communications group, which provides a full suite of communication services, faces strong competition for its services from the incumbent local exchange carrier as well as from long distance providers, Internet service providers, the incumbent cable television provider and others.

The communications industry is subject to rapid and significant changes in technology. There can be no assurance that future technological developments will not have a material adverse effect on our competitive position.

Our ability to recover our capital investment is dependent on our ability to sustain our customer base and is subject to the risk that technological advances may render our network obsolete. If we determine that we will be unable to recover our investment, we would be required to take a non-cash charge to earnings in an amount that could be material in order to write down a portion of our investment in our broadband communications business.

Construction, expansion, refurbishment and operation of power generation facilities involve significant risks which could lead to lost revenues or increased expenses.

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

The ongoing operation of our facilities involves all of the risks described above, in addition to risks relating to the breakdown or failure of equipment or processes and performance below expected levels of output or efficiency. New plants may employ recently developed and technologically complex equipment, especially in the case of newer environmental emission control technology. Any of these risks could cause us to operate below expected capacity levels, which in turn could result in lost revenues, increased expenses, higher maintenance costs and penalties. While we maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, and our rights under warranties or performance guarantees may not be adequate to cover lost revenues, increased expenses or liquidated damage payments.

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

We face potential claims related to a forest fire in South Dakota.

In June 2002, a forest fire damaged approximately 11,000 acres of private and governmental land located near Deadwood and Lead, South Dakota. The fire destroyed approximately 20 structures (seven houses and 13 outbuildings) and caused the evacuation of the cities of Lead and Deadwood for approximately 48 hours.

The cause of the fire was investigated by the State of South Dakota. Alleged contact between power lines owned by us and undergrowth were implicated as the cause. We have initiated our own investigation into the cause of the fire, including the hiring of expert fire investigators and that investigation is continuing.

We have been put on notice of potential private civil claims for property damage and business loss. In addition, the State of South Dakota initiated a civil action in the Seventh Judicial Circuit Court, Pennington County, South Dakota, seeking recovery of damages for fire suppression costs, reclamation and remediation. If it is determined that power line contact was the cause of the fire and that we were negligent in the maintenance of those power lines, we could be liable for resultant damages. We cannot predict the outcome of either our investigation or the viability of potential claims. Management believes that any such claims will not have a material adverse effect on our financial condition or results of operations.

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

At a meeting on October 25, 2002, the EITF reached new consensuses that effectively supersede the consensuses on EITF 02-3, reached at its June 2002 meeting. At its October 2002 meeting, the EITF reached a consensus to rescind EITF 98-10, the impact of which is to preclude mark-to-market accounting for all energy trading contracts not within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The EITF also reached a consensus that gains and losses on derivative instruments within the scope of Statement 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensus regarding the rescission of Issue 98-10 is applicable for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of Statement 133 purchased after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply mark-to-market accounting. We have not yet quantified the financial statement effect of this EITF action. We currently report our energy trading activities on a net basis.

Other than the above, and the new pronouncements reported in our 2001 Annual Report on Form 10-K filed with the Securities Exchange Commission, there have been no new accounting pronouncements issued that when implemented would require us to either retroactively restate prior period financial statements or record a cumulative catch-up adjustment.

                           Forward Looking Statements

Some of the statements in this Form 10-Q include "forward-looking statements" as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions, which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including, among other things: (1) unanticipated developments in the western power markets, including unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on amounts due from counterparties, adverse changes in current or future litigation, adverse changes in the tariffs of the California Independent System Operator, market disruption and adverse changes in energy and commodity supply, volume and pricing and interest rates; (2) prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition; (3) the State of California's efforts to reform its long-term power purchase contracts and recover refunds for alleged price manipulation; (4) changes in and compliance with environmental and safety laws and policies; (5) weather conditions; (6) population growth and demographic patterns; (7) competition for retail and wholesale customers; (8) pricing and transportation of commodities; (9) market demand, including structural market changes; (10) changes in tax rates or policies or in rates of inflation; (11) changes in project costs; (12) unanticipated changes in operating expenses or capital expenditures; (13) capital market conditions; (14) technological advances by competitors; (15) competition for new energy development opportunities; (16) legal and administrative proceedings that influence our business and profitability; (17) the effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001, or any other terrorist actions or responses to such actions; (18) the effects on our business resulting from the financial difficulties of Enron and other energy companies, including their effects on liquidity in the trading and power industry, and their effects on the capital markets views of the energy or trading industry, and our ability to access the capital markets on the same favorable terms as in the past; (19) the effects on our business in connection with a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us;
(20) risk factors discussed in this Form 10-Q; and (21) other factors discussed from time to time in our filings with the SEC. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk faced by us from those reported in our 2001 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7 in our 2001 Annual Report on Form 10-K, and Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures within 90 days of the filing of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of our evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits -

               Exhibit 10.1                 $195 million Amended and
                                            Restated 364-day Credit Agreement
                                            dated as of August 27, 2002, Among
                                            Black Hills Corporation as Borrower,
                                            the Financial Institutions Party
                                            Hereto, as Banks, ABN Amro Bank
                                            N.A., as Syndication Agent, Bank of
                                            Montreal, as Co-Syndication Agent,
                                            US Bank, National Association, as
                                            Documentation Agent and Bank of Nova
                                            Scotia, as Co-Documentation Agent.

                Exhibit 10.2                $35 million Term Credit
                                            Agreement dated as of September 25,
                                            2002 among Black Hills Corporation
                                            (Borrower), The Financial
                                            Institutions Party Hereto (Banks),
                                            and Credit Lyonnais New York Branch
                                            (Administrative Agent).

                Exhibit 10.3 The First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and JPMorgan Chase Bank, as Trustee.

                Exhibit 10.4                First Amendment to 3-year Credit
                                            Agreement.

                Exhibit 10.5                Second Amendment to 3-year Credit
                                            Agreement.

                Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               We have filed the following Reports on Form 8-K during the quarter ended September 30, 2002.

               Form 8-K dated August 12, 2002.

               Reported under Item 9 the filing of sworn statements by Daniel P. Landguth, Black Hills Corporation's Principal Executive Officer and Mark T. Thies, Black Hills Corporation's Principal Financial Officer pursuant to Securities and Exchange
               Commission Order No. 4-460.

               Form 8-K dated October 1, 2002.

               Reported under Item 5 that Black Hills Corporation and Mallon Resources Corporation entered into a definitive merger agreement for the acquisition of Mallon Resources in a stock-for-stock transaction.

                             BLACK HILLS CORPORATION

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BLACK HILLS CORPORATION


                                        /s/ Daniel P. Landguth
                                        ----------------------------------------
                                        Daniel P. Landguth, Chairman and
                                          Chief Executive Officer


                                        /s/ Mark T. Thies
                                        ----------------------------------------
                                        Mark T. Thies, Senior Vice President and
                                          Chief Financial Officer


Dated:   November 14, 2002

                                  CERTIFICATION

I, Daniel P. Landguth, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Black  Hills
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                                  /s/ Daniel P. Landguth
                                                  ------------------------
                                                  Chairman and
                                                  Chief Executive Officer

                                  CERTIFICATION

I, Mark T. Thies, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Black  Hills
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                                     /s/ Mark T. Thies
                                                     -------------------------
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number    Description


Exhibit 10.1 $195 million Amended and Restated 364-day Credit Agreement dated as of August 27, 2002, Among Black Hills Corporation as Borrower, the Financial Institutions Party Hereto, as Banks, ABN Amro
                           Bank N.A., as Syndication Agent, Bank of Montreal, as Co-Syndication Agent, US Bank, National Association, as Documentation Agent and Bank of Nova Scotia, as Co-Documentation Agent.

Exhibit 10.2 $35 million Term Credit Agreement dated as of September 25, 2002 among Black Hills Corporation (Borrower), The Financial Institutions Party Hereto (Banks), and Credit Lyonnais New York Branch (Administrative Agent).

Exhibit 10.3 The First Supplemental Indenture, dated as of August 13, 2002, between Black Hills
                           Power, Inc. and JPMorgan Chase Bank, as Trustee.

Exhibit 10.4               First Amendment to 3-year Credit Agreement.

Exhibit 10.5               Second Amendment to 3-year Credit Agreement.

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.