Form 10-Q
period 2003-06-30
BLACK HILLS CORP /SD/
filed 2003-08-13
CIK 1130464

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003.

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

                                                                  Class                                                            Outstanding at July 31, 2003

                                                     Common stock, $1.00 par value                                          32,107,619 shares

                                                                                                TABLE OF CONTENTS

	Page
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements of Income -
Three and Six Months Ended June 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets -
June 30, 2003, December 31, 2002 and June 30, 2002	4
Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6-	30
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-	49
Item 3. Quantitative and Qualitative Disclosures about Market Risk	50
Item 4. Controls and Procedures	51
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 4. Submission of Matters to a Vote of Security Holders	52
Item 6. Exhibits and Reports on Form 8-K	53
Signatures	55
Exhibit Index	56

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Operating revenues	$300,044	$260,687	$599,376	$431,322

Operating expenses:
Fuel and purchased power	182,178	169,919	372,040	256,952
Operations and maintenance	28,944	18,345	53,000	35,623
Administrative and general	21,058	18,054	39,385	30,852
Depreciation, depletion and
amortization	21,216	17,972	41,726	34,336
Taxes, other than income taxes	8,576	5,621	16,385	11,906

	261,972	229,911	522,536	369,669

Equity in earnings of unconsolidated subsidiaries	4,408	2,118	4,864	3,280

Operating income	42,480	32,894	81,704	64,933

Other income (expense):
Interest expense	(15,270)	(10,530)	(29,352)	(20,151)
Interest income	206	723	379	1,321
Other expense	(157)	(498)	(289)	(574)
Other income	1,155	1,853	1,470	3,496

	(14,066)	(8,452)	(27,792)	(15,908)

Income from continuing operations before minority
interest, income taxes and change in accounting
principle	28,414	24,442	53,912	49,025
Minority interest	(1,418)	(1,836)	(1,346)	(4,102)
Income taxes	(10,336)	(7,887)	(19,049)	(15,311)

Income from continuing operations before change in
accounting principle	16,660	14,719	33,517	29,612
Loss from discontinued operations,
net of taxes	--	(912)	--	(2,637)
Change in accounting principles, net of taxes	--	--	(2,680)	896

Net income	16,660	13,807	30,837	27,871
Preferred stock dividends	(57)	(56)	(114)	(112)

Net income available for common stock	$16,603	$13,751	$30,723	$27,759

Weighted average common shares outstanding:
Basic	30,582	26,804	28,822	26,749

Diluted	31,128	27,126	29,295	27,045

Earnings per share:
Basic-
Continuing operations	$0.54	$0.55	$1.16	$1.10
Discontinued operations	--	(0.04)	--	(0.09)
Change in accounting principle	--	--	(0.09)	0.03

Total	$0.54	$0.51	$1.07	$1.04

Diluted-
Continuing operations	$0.54	$0.54	$1.14	$1.09
Discontinued operations	--	(0.03)	--	(0.09)
Change in accounting principle	--	--	(0.09)	0.03

Total	$0.54	$0.51	$1.05	$1.03

Dividends paid per share of common stock	$0.30	$0.29	$0.60	$0.58

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30 2003	December 31 2002	June 30 2002
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$79,535	$79,811	$54,346
Restricted cash	1,070	1,070	--
Receivables (net of allowance for doubtful accounts of $4,660,
$3,860 and $5,145, respectively)	236,423	209,144	151,923
Notes receivable	553	35,135	1,950
Materials, supplies and fuel	36,437	24,720	25,853
Derivative assets	27,955	36,393	50,336
Deferred income taxes	566	6,017	--
Other assets	5,491	8,020	17,246
Assets of discontinued operations	--	--	4,927

	388,030	400,310	306,581

Investments	24,612	18,707	19,520

Property, plant and equipment	1,989,425	1,890,266	1,763,873
Less accumulated depreciation and depletion	(446,863)	(414,003)	(389,561)

	1,542,562	1,476,263	1,374,312

Other assets:
Derivative assets	3,146	2,406	1,987
Goodwill	33,885	33,685	30,185
Intangible assets (net of accumulated amortization
of $17,645, $15,535 and $6,715, respectively)	75,979	78,089	93,760
Other	27,584	25,709	16,219

	140,594	139,889	142,151

	$2,095,798	$2,035,169	$1,842,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$221,486	$207,047	$127,756
Accrued liabilities	82,599	53,753	58,904
Current maturities of long-term debt	25,917	23,448	36,457
Notes payable	13	340,500	406,109
Derivative liabilities	37,873	46,557	53,852
Liabilities of discontinued operations	--	--	6,294

	367,888	671,305	689,372

Long-term debt, net of current maturities	825,499	618,862	476,024

Deferred credits and other liabilities:
Deferred income taxes	128,840	132,270	77,672
Derivative liabilities	12,391	8,419	7,669
Other	75,046	62,696	40,202

	216,277	203,385	125,543

Minority interest in subsidiaries	7,737	6,454	22,546

Stockholders' equity:
Preferred stock - no par Series 2000-A; 21,500 shares authorized;
Issued and Outstanding: 5,177 shares	5,549	5,549	5,549

Common stock equity-
Common stock $1 par value; 100,000,000 shares authorized;
Issued 32,264,003, 27,102,351 and 27,026,162 shares, respectively	32,264	27,102	27,026
Additional paid-in capital	373,905	246,997	244,739
Retained earnings	293,624	280,628	262,741
Treasury stock, at cost	(3,698)	(3,921)	(3,891)
Accumulated other comprehensive loss	(23,247)	(21,192)	(7,085)

	672,848	529,614	523,530

Total stockholders' equity	678,397	535,163	529,079

	$2,095,798	$2,035,169	$1,842,564

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2003	2002
	(in thousands)
Operating activities:
Net income available for common	$30,723	$27,759
Adjustments to reconcile net income available for common to net cash provided by operating activities:
Loss from discontinued operations	--	2,637
Provision for valuation allowances	750	(1,007)
Depreciation, depletion and amortization	41,726	34,336
Net change in derivative assets and liabilities	(241)	(485)
Deferred income taxes	9,874	4,132
Undistributed earnings in associated companies	(3,851)	(3,964)
Minority interest	1,346	4,102
Accounting change	2,680	(896)
Change in operating assets and liabilities-
Accounts receivable and other current assets	(37,052)	(50,725)
Accounts payable and other current liabilities	37,525	50,390
Other operating activities	10,634	(6,428)

	94,114	59,851

Investing activities:
Property, plant and equipment additions	(47,040)	(109,920)
Payment for acquisition of net assets, net of cash acquired	--	(23,229)
Increase in notes receivable - Mallon Resources	(5,164)	--
Other investing activities	(1,534)	1,751

	(53,738)	(131,398)

Financing activities:
Dividends paid	(17,727)	(15,533)
Common stock issued	119,897	2,285
Increase (decrease) in short-term borrowings, net	(340,487)	45,659
Long-term debt - issuance	252,164	71,003
Long-term debt - repayments	(47,127)	(10,224)
Other financing activities	(7,372)	2,747

	(40,652)	95,937

Increase (decrease) in cash and cash equivalents	(276)	24,390
Cash and cash equivalents:
Beginning of period	79,811	29,956

End of period	$79,535	$54,346

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$26,674	$20,437
Income taxes paid, net	$3,453	$725
Non-cash net assets acquired through issuance of common stock and
decrease in notes receivable - Mallon Resources	$51,153	$--

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2003, December 31, 2002 and June 30, 2002, financial information and are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. All earnings per share amounts discussed refer to diluted earnings per share unless otherwise noted.

(2)	STOCK BASED COMPENSATION

At June 30, 2003, the Company had three stock-based employee compensation plans under which it can issue stock options to its employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25)," and related interpretations. No employee compensation cost related to stock options is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation (SFAS 123)," to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income available for common stock,
as reported	$16,603	$13,751	$30,723	$27,759
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(201)	(272)	(443)	(535)

Pro forma net income	$16,402	$13,479	$30,280	$27,224

Earnings per share:
As reported--
Basic
Continuing operations	$0.54	$0.55	$1.16	$1.10
Discontinued operations	--	(0.04)	--	(0.09)
Change in accounting principles	--	--	(0.09)	0.03

Total	$0.54	$0.51	$1.07	$1.04

Diluted
Continuing operations	$0.54	$0.54	$1.14	$1.09
Discontinued operations	--	(0.03)	--	(0.09)
Change in accounting principles	--	--	(0.09)	0.03

Total	$0.54	$0.51	$1.05	$1.03

Pro forma--
Basic
Continuing operations	$0.54	$0.54	$1.14	$1.08
Discontinued operations	--	(0.04)	--	(0.09)
Change in accounting principles	--	--	(0.09)	0.03

Total	$0.54	$0.50	$1.05	$1.02

Diluted
Continuing operations	$0.53	$0.53	$1.13	$1.07
Discontinued operations	--	(0.03)	--	(0.09)
Change in accounting principles	--	--	(0.09)	0.03

Total	$0.53	$0.50	$1.04	$1.01

(3)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

The following table presents the details of the Company’s asset retirement obligations which are included on the accompanying Condensed Consolidated Balance Sheets in Other under Deferred credits and other liabilities (in thousands):

	Balance at 12/31/02		SFAS 143 Transition Adjustment	Liabilities Incurred		Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 6/30/03

Oil and Gas	$--		$6,133	$531	(b)	$--	$245	$--	$6,909
Mining	18,513	(a)	(3,214)	--		--	417	--	15,716

Total	$18,513		$2,919	$531		$--	$662	$--	$22,625

(a)	December 31, 2002 balance for coal mine reclamation liability as previously accounted for under a cost-accumulation approach.

(b)	The Company incurred certain asset retirement obligations with its acquisition of Mallon Resources completed on March 10, 2003, as described in Note 15.

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

Upon adoption on January 1, 2003, the Company recorded a charge for a cumulative effect of an accounting change totaling approximately $2.9 million, net of tax. This cumulative effect of an accounting change was the result of certain energy contracts in our Energy Marketing segment, previously marked to fair value under EITF 98-10, being restated to reflect historical cost. The amount of the cumulative effect represents the unrealized gain or loss recorded on these contracts as of January 1, 2003. Gains and losses on these contracts are now recognized on the accrual basis of accounting. See Note 13 for further discussion of our accounting for contracts at our Energy Marketing segment subsequent to adoption of EITF 02-3.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The Company’s subsidiary, Black Hills Wyoming (f/k/a Black Hills Generation), has an agreement with Wygen Funding, Limited Partnership, an unrelated, unconsolidated special purpose entity (SPE) to lease the Wygen plant, a 90 megawatt coal-fired power plant. Under the new accounting interpretation, the Company will consolidate the SPE effective July 1, 2003. The effect of consolidating the SPE into the Company’s consolidated financial statements is to record both the Wygen asset and its related debt on the Company’s Condensed Consolidated Balance Sheets which is estimated to be approximately $130 million. In addition, the net effect of consolidating the income statement of the SPE is to recognize the depreciation and interest expense of the SPE in place of recognizing lease expense which is estimated to have approximately a $3.5 million pre-tax negative annual effect to pre-tax income based on a 40-year depreciable life. The Company is currently evaluating the cumulative effect on earnings of adopting FIN 46.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 provides accounting and disclosure requirements for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Management will adopt SFAS 150 effective July 1, 2003. Adoption is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

During the second quarter of 2003, discussion between the Securities and Exchange Commission (SEC) and FASB staffs have raised concerns over the interaction of SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (SFAS 19) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The discussion focuses on whether or not pronouncements set forth by SFAS 142 requiring more clarity in distinguishing between tangible and intangible assets, required oil and gas producing companies to reclassify amounts related to mineral rights from tangible assets to intangible assets upon adoption of SFAS 142. When the Company adopted SFAS 142 on January 1, 2002, the amounts related to mineral rights were not reclassified to intangible assets and continue to be classified in Property, plant and equipment on the accompanying Condensed Consolidated Balance Sheets. The SEC staff has confirmed that further discussion is needed with the FASB staff and final guidance has not yet been provided. The Company is currently monitoring the related discussion between the SEC and FASB staff and is evaluating the impact the reclassification would have on the Company’s balance sheet. Any impact would be to the balance sheet and related disclosures only and will not have an effect on the Company’s cash flows or results of operations.

On June 25, 2003, the FASB Derivatives Implementation Group cleared Issue C20, “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature” (Issue C20). Issue C20 clarifies which contracts qualify for the “normal purchase or sale”exception as provided by paragraph 10(b) of SFAS 133. The Company is currently re-evaluating which contracts, if any, that have previously been designated as normal purchases or sales would now not qualify for this exception. The effective date for Issue C20 is the first day of the first fiscal quarter beginning after July 10, 2003, which is October 1, 2003 for the Company. The Company is currently evaluating the effects that this guidance will have on its results of operations and financial position.

(5)	RECLASSIFICATIONS

Operating Revenues on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2003, have been reclassified to present realized and unrealized gains and losses under contracts in the energy marketing segment in accordance with the provisions of EITF 02-3. These provisions of EITF 02-3 were adopted on January 1, 2003 (See Note 3). This change in presentation did not have an impact on the Company’s total stockholders’ equity or net income available for common stock as previously reported.

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

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive common shares potentially outstanding during a period. A reconciliation of “Income from continuing operations” and basic and diluted share amounts is as follows:

Periods ended June 30, 2003 (in thousands)	Three Months		Six Months
	Income	Average Shares	Income	Average Shares
Income from continuing operations	$16,660	--	$33,517	--
Less: preferred stock dividends	(57)	--	(114)	--

Basic - available for common
shareholders	16,603	30,582	33,403	28,822
Dilutive effect of:
Stock options	--	101	--	74
Convertible preferred stock	57	148	114	148
Estimated contingent shares issuable
for prior acquisition	--	261	--	217
Others	--	36	--	34

Diluted - available for common
shareholders	$16,660	31,128	$33,517	29,295

Periods ended June 30, 2002 (in thousands)	Three Months		Six Months
	Income	Average Shares	Income	Average Shares
Income from continuing operations	$14,719	--	$29,612	--
Less: preferred stock dividends	(56)	--	(112)	--

Basic - available for common
shareholders	14,663	26,804	29,500	26,749
Dilutive effect of:
Stock options	--	148	--	122
Convertible preferred stock	56	148	112	148
Others	--	26	--	26

Diluted - available for common
shareholders	$14,719	27,126	$29,612	27,045

As further described in Note 9, on April 30, 2003, the Company completed a public offering of 4.6 million shares of common stock. Accordingly, this transaction significantly affects the weighted average number of common shares outstanding used in earnings per share calculations for the current and for future periods.

(7)	EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

Included in Equity in Earnings of Unconsolidated Subsidiaries for the three and six months ended June 30, 2003, is approximately $3.1 million related to the application of the provisions of the AICPA Audit and Accounting Guide, "Audits of Investment Companies," by certain entities in which the Company invests. This guidance among other things requires investments held by investment companies to be stated at fair value. Consistent with prior periods, the Company will continue to record its portion of the net income of entities over which it exercises significant influence but which it does not control.

(8)	COMPREHENSIVE INCOME

The following table presents the components of the Company's comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Net income	$16,660	$13,807	$30,837	$27,871
Other comprehensive income, net of tax:
Unrealized loss on available-for-
sale securities	--	--	--	(219)
Reclassification adjustment for unrealized gain
on available-for-sale securities included in
net income	--	(406)	--	(406)
Fair value adjustment on derivatives
designated as cash flow hedges, net of
minority interest	(3,040)	(3,227)	(2,055)	(2,718)

Comprehensive income	$13,620	$10,174	$28,782	$24,528

(9)	CHANGES IN COMMON STOCK

Other than the following transactions, the Company had no other material changes in its common stock, as reported in Note 6 of the Company’s 2002 Annual Report on Form 10-K.

Second Quarter 2003 Transactions

•	The Company issued 4.6 million shares of common stock in a public offering at a price of $27 per share. Net proceeds were approximately $118 million after commissions and expenses. The proceeds were used to pay off a $50 million credit facility due in May 2003 and to repay $68 million under the Company’s 364-day revolving credit facility which expires on August 26, 2003.

•	Company issued 45,123 restricted stock units and 24,643 shares of restricted stock from treasury shares to certain officers. The shares vest one-third a year over three years, contingent on employment. Compensation cost related to the award is recognized over the vesting period. The market value of the award on the date of grant was approximately $2.0 million.

•	The Company issued 240,165 stock options at a weighted average exercise price of $28.09 per share.

•	5,917 stock options were exercised at a weighted average exercise price of $22.92 per share.

•	The Company issued 25,222 shares of common stock under its dividend reinvestment plan at a weighted average price of $29.60 per share.

•	The Company issued 5,653 shares of common stock under its employee stock purchase plan at a price of $23.45 per share.

•	The Company acquired 3,119 shares of common stock from certain officers under share withholding provisions to cover tax withholding on restricted stock that vested under the Company’s 2001 Omnibus Incentive Compensation Plan.

First Quarter 2003 Transactions

•	The Company issued 481,509 shares of common stock and 45,000 warrants to purchase common stock in the acquisition of Mallon Resources Corporation (see Note 15).

•	The Company granted 43,500 stock options at a weighted average exercise price of $27.38 per share.

•	9,333 stock options were exercised at a weighted average exercise price of $16.87 per share.

•	The Company issued 29,376 shares of common stock under its dividend reinvestment plan at a weighted average price of $23.96 per share.

•	The Company issued 4,642 shares of common stock under its employee stock purchase plan at a price of $23.45 per share.

•	The Company issued 3,075 shares of common stock under the short-term incentive compensation plan. Compensation cost related to the award was approximately $0.1 million which was accrued for in 2002.

(10)	CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

On January 31, 2003, Black Hills Energy Resources amended its credit agreement increasing its uncommitted, discretionary credit facility to $40 million. The facility expires January 30, 2004.

As part of the Mallon acquisition (see Note 15), the Company acquired additional debt in the amount of $4.1 million.

On April 30, 2003, the Company paid off the $50 million credit facility due May 2003 and repaid $68 million of the Company’s 364-day revolving credit facility (see Note 9).

On May 21, 2003, the Company sold $250 million of Notes, due 2013. Net proceeds from the offering were approximately $247.3 million and were used to repay a $35.0 million Term Credit Agreement due 2004, and $208.5 million of the three year and 364-day revolving credit facilities. After inclusion of applicable letters of credit, the company has $348.4 million of borrowing capacity available under these revolving credit facilities at June 30, 2003.

The Company had no other material changes in its consolidated indebtedness, as reported in Notes 8 and 9 of the Company’s 2002 Annual Report on Form 10-K.

(11)	GUARANTEES

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

As of June 30, 2003 the Company had the following guarantees in place (in thousands):

Nature of Guarantee	Outstanding at June 30, 2003	Year Expiring

Guarantee payments under certain energy marketing derivative, power and
gas agreements	$2,500	2004
Guarantee of obligation of Las Vegas Cogen II under an interconnection
and operation agreement	750	2005
Guarantee performance of Black Hills Wyoming under a power sales
agreement	5,000	2004
Guarantee obligations under the Wygen Plant Lease	107,153	2008
Guarantee payment and performance under credit agreements for two
combustion turbines	32,000	2010
Indemnification for subsidiary reclamation/surety bonds	30,600	Ongoing

	$178,003

The Company has guaranteed up to $2.5 million of commodity related payments for its energy marketing subsidiary, Enserco Energy Inc. This guarantee was provided to the counterparty in order to facilitate physical and financial transactions in energy commodities and related services. To the extent liabilities exist under the commodity- related contract subject to this guarantee, such liabilities are included in the Condensed Consolidated Balance Sheets. The guarantee expires on June 30, 2004.

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

The Company has also guaranteed the obligations of Black Hills Wyoming under the agreement for lease and lease for the Wygen plant. The lease is currently accounted for as an off-balance sheet transaction, therefore there are no liabilities associated with the lease on the consolidated financial statements. If the lease was terminated and sold, the Company’s obligation is the amount of deficiency in the proceeds from the sale to repay the investors up to a maximum of 83.5 percent of the cost of the project. At June 30, 2003, the Company’s maximum obligation under the guarantee is $107.2 million (83.5 percent of $128.3 million, the cost incurred for the Wygen plant as of June 30, 2003). The initial term of the lease is five years with two five-year renewal options.

The Company has guaranteed the payment of $27.5 million of debt of Black Hills Wyoming and $4.5 million of debt for another of its wholly-owned subsidiaries, Black Hills Generation (f/k/a Black Hills Energy Capital, Inc.). The debt is recorded on the Company’s Condensed Consolidated Balance Sheets and is due December 18, 2010.

In addition, at June 30, 2003, the Company had guarantees in place totaling approximately $30.6 million for reclamation and surety bonds for its subsidiaries. The guarantees were entered into in the normal course of business. To the extent liabilities are incurred as a result of activities covered by the surety bonds, such liabilities are included in the Company’s Condensed Consolidated Balance Sheets.

(12)	SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY’S BUSINESS

The Company’s reportable segments are those that are based on the Company’s method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of June 30, 2003, substantially all of the Company’s operations and assets are located within the United States. The Company’s operations are conducted through six reporting segments that include: Integrated Energy group consisting of the following segments: Mining, which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas, which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Energy Marketing, which markets natural gas, oil and related services to customers in the Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions and transports crude oil in Texas; and Power Generation, which produces and sells generating capacity and electricity to wholesale customers; Electric group and segment, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Communications group and segment, which primarily markets communications and software development services.

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

	External Operating Revenues		Inter-segment Operating Revenues	Income (loss) from Continuing Operations

Quarter to Date
June 30, 2003
Energy marketing	$172,262	*	$--	$(1,490)
Power generation	56,675		--	11,898
Oil and gas	12,674		64	2,577
Mining	5,146		2,953	1,331
Electric	39,186		21	4,722
Communications	11,773		--	(433)
Corporate	--		--	(1,944)
Intersegment eliminations	--		(710)	(1)

Total	$297,716		$2,328	$16,660

*Operating revenues for Energy marketing are presented in accordance with EITF 02-3 as described in Note 3.

	External Operating Revenues		Inter-segment Operating Revenues	Income (loss) from Continuing Operations

Quarter to Date
June 30, 2002
Energy marketing	$163,503	*	$73	$2,397
Power generation	36,981		--	4,174
Oil and gas	6,802		65	1,283
Mining	4,259		2,622	2,494
Electric	38,303		--	6,792
Communications	8,217		--	(2,049)
Corporate	--		--	(365)
Intersegment eliminations	--		(138)	(7)

Total	$258,065		$2,622	$14,719

*Operating revenues for Energy marketing are presented in accordance with EITF 02-3 as described in Note 3.

	External Operating Revenues		Inter-segment Operating Revenues	Income (loss) from Continuing Operations

Year to Date
June 30, 2003
Energy marketing	$354,689	*	$--	$2,755
Power generation	104,284		--	16,467
Oil and gas	21,665		136	4,440
Mining	10,541		5,788	2,912
Electric	82,935		35	11,421
Communications	20,459		--	(2,242)
Corporate	--		--	(2,235)
Intersegment eliminations	--		(1,156)	(1)

Total	$594,573		$4,803	$33,517

*Operating revenues for Energy marketing are presented in accordance with EITF 02-3 as described in Note 3.

	External Operating Revenues		Inter-segment Operating Revenues	Income (loss) from Continuing Operations

Year to Date
June 30, 2002
Energy marketing	$244,083	*	$73	$3,903
Power generation	68,150		--	8,951
Oil and gas	12,749		205	2,161
Mining	9,709		5,374	4,829
Electric	75,494		--	14,614
Communications	15,763		--	(4,276)
Corporate	--		--	(563)
Intersegment eliminations	--		(278)	(7)

Total	$425,948		$5,374	$29,612

*Operating revenues for Energy marketing are presented in accordance with EITF 02-3 as described in Note 3.

Other than the Oil and Gas segment’s acquisition of Mallon Resources, as described in Note 15, the Company had no material changes in total assets of its reporting segments, as reported in Note 16 of the Company’s 2002 Annual Report on Form 10-K, beyond changes resulting from normal operating activities.

(13)	RISK MANAGEMENT ACTIVITIES

The Company actively manages its exposure to certain market risks as described in Note 2 of the Company’s Annual Report on Form 10-K. Details of derivative and hedging activities included in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income are as follows:

Trading Activities

Natural Gas Marketing

On June 30, 2003, December 31, 2002 and June 30, 2002, contracts accounted for at fair value at the Company’s natural gas marketing operations had the following notional amounts, terms and related balances:

	June 30, 2003		December 31, 2002		June 30, 2002
(thousands of MMBtu's)	Notional Amounts	Maximum Term in Years	Notional Amounts	Maximum Term in Years	Notional Amounts	Maximum Term in Years
Basis swaps purchased	64,107	1	72,340	1	44,871	1.25
Basis swaps sold	65,497	1.25	72,329	1	53,504	1.25
Fixed-for float swaps purchased	17,840	1.25	10,675	1	20,783	1.50
Fixed-for-float swaps sold	22,372	1.50	17,934	1	24,723	1.50
Physical purchases	44,869	1	42,813	1.25	40,431	1.25
Physical sales	36,137	1.25	41,654	1	46,909	1
Options purchased	1,870	0.75	--	--	--	-	-
Options sold	1,870	0.75	--	--	--	-	-

Derivatives and certain other natural gas marketing activities were marked to fair value and the gains and/or losses recognized in earnings. The amounts included in the accompanying Condensed Consolidated Balance Sheets and Statements of Income are as follows:

(in thousands)	Current Derivative Assets	Non-current Derivative Assets	Current Derivative Liabilities	Non-current Derivative Liabilities	Unrealized Gain (Loss)

June 30, 2003	$26,197	$3,146	$26,766	$3,139	$(562)

December 31, 2002	$29,559	$2,406	$28,535	$409	$3,021

June 30, 2002	$43,960	$1,831	$38,933	$1,146	$5,712

For the three and six month periods ended June 30, 2003, contracts and other activities at our natural gas marketing operations are accounted for under the provisions of EITF 02-3 and SFAS 133. As such, all of the contracts and other activities at the Company’s natural gas marketing operations that meet the definition of a derivative under SFAS 133 are accounted for at fair value. EITF 02-3, adopted on January 1, 2003, precludes mark-to-market accounting for energy trading contracts that are not derivatives pursuant to SFAS 133. Accordingly, natural gas physical inventories and transportation contracts that have not been designated as part of a fair value hedge transaction, in accordance with SFAS 133, are recognized at a historical cost basis (lower of cost or market for physical inventories) and settlement costs or gains or losses recognized on the accrual method of accounting. Substantially all other contracts at the Company’s natural gas marketing operations are derivatives or hedging activities, as defined by SFAS 133, and have been recorded at fair value.

For all other periods presented, contracts and other activities at the Company’s natural gas marketing operations fell under the purview of EITF 98-10, SFAS 133 and for contracts entered into after October 25, 2002, under EITF 02-3. As such, all contracts and other natural gas marketing activities entered into on or before October 25, 2002 and transactions entered after that date that meet the definition of a derivative as defined by SFAS 133, are accounted for under mark-to-market accounting.

Non-trading Energy Activities

On June 30, 2003, December 31, 2002 and June 30, 2002, contracts accounted for at fair value at the Company’s non-trading energy operations had the following notional amounts, terms and related balances (in thousands):

Crude Oil Marketing

	June 30, 2003		December 31, 2002		June 30, 2002
	Notional Amounts	Maximum Term in Years	Notional Amounts	Maximum Term in Years	Notional Amounts	Maximum Term in Years
(thousands of barrels)
Crude oil purchased	12	0.25	4,081	0.5	4,002	1
Crude oil sold	--	--	4,150	0.5	4,038	1

	Current Derivative Assets	Non-current Derivative Assets	Current Derivative Liabilities	Non-current Derivative Liabilities	Unrealized Gain

June 30, 2003	$11	$--	$--	$--	$11

December 31, 2002	$6,776	$--	$6,010	$--	$766

June 30, 2002	$5,724	$--	$4,959	$--	$765

For the three and six month periods ended June 30, 2003, contracts at the Company’s crude oil marketing operations are accounted for under the provisions of EITF 02-3 and SFAS 133. Substantially all of the contracts at the Company’s crude oil marketing operations are either not derivatives, as defined by SFAS 133, or are derivatives but qualify for the “normal purchase/normal sale” exclusion provided by SFAS 133 and have been exempted out of fair value accounting treatment. As such, the Company accounts for all contracts at its crude oil marketing operations on a historical cost method with gains or losses recognized when realized in accordance with the accrual method of accounting.

For all other periods presented, contracts at the Company’s crude oil marketing operations fell under the purview of EITF 98-10, SFAS 133 and for contracts entered into after October 25, 2002, under EITF 02-3. As such, all contracts entered into on or before October 25, 2002 have been accounted for under mark-to-market accounting.

Oil and Gas Exploration and Production

(in thousands)	Notional*	Maximum Terms in Years	Current Derivative Assets	Non-current Derivative Assets	Current Derivative Liabilities	Non-current Derivative Liabilities	Pre-tax Accumulated Other Comprehensive Income (Loss)	Pre-tax Income (Loss)
June 30, 2003
Natural gas swaps	3,600,000	0.5	$1,567	$--	$1,010	$--	$558	$(1)
Crude oil swaps	360,000	1.5	--	--	979	101	(1,026)	(54)

			$1,567	$--	$1,989	$101	$(468)	$(55)

December 31, 2002
Natural gas swaps	1,650,000	1	$58	$--	$744	$--	$(686)	$--
Crude oil swaps	360,000	1	--	--	976	--	(914)	(62)

			$58	$--	$1,720	$--	$(1,600)	$(62)

June 30, 2002
Natural gas swaps	1,320,000	1	$409	$--	$336	$--	$71	$2
Crude oil swaps	270,000	1	--	--	739	--	(556)	(183)

			$409	$--	$1,075	$--	$(485)	$(181)

_____________________
*crude in barrels, gas in MMBtu’s

Based on June 30, 2003 market prices, a $0.5 million loss will be realized and reported in earnings during the next twelve months related to hedges of production. These estimated realized losses for the next twelve months were calculated using June 30, 2003 market prices. Estimated and actual realized losses will likely change during the next twelve months as market prices change.

Financing Activities

On June 30, 2003, December 31, 2002 and June 30, 2002, the Company’s interest rate swaps and related balances were as follows (in thousands):

	Current Notional Amount	Weighted Average Fixed Interest Rate	Maximum Terms in Years	Current Derivative Assets	Non-current Derivative Assets	Current Derivative Liabilities	Non-current Derivative Liabilities	Pre-tax Accumulated Other Comprehensive Loss	Pre-tax Income (Loss)
June 30, 2003
Swaps on
project
financing	$250,372	5.23%	3.25	$ 180	$ --	$8,416	$9,151	$(17,387)	$--
Swaps on
corporate debt	25,000	5.28%	0.75	--	--	702	--	(688)	(14)

Total	$275,372			$ 180	$ --	$9,118	$9,151	$(18,075)	$(14)

December 31, 2002
Swaps on
project
financing	$212,256	5.98%	3.75	$ --	$ --	$9,345	$7,844	$(17,189)	$--
Swaps on
corporate debt	25,000	5.28%	1.25	--	--	947	166	(1,113)	--

Total	$237,256			$ --	$ --	$10,292	$8,010	$(18,302)	$--

June 30, 2002
Swaps on
project
financing	$215,017	6.00%	4.25	$ --	$ 156	$7,514	$6,255	$(13,551)	$(62)
Swaps on
corporate debt	75,000	4.45%	1.75	--	--	1,276	268	(1,544)	--

Total	$290,017			$ --	$ 156	$8,790	$6,523	$(15,095)	$(62)

During the first and second quarters of 2003, the Company entered into treasury locks, with a notional amount of $150 million, to hedge the risk of interest rate movement between the hedge date and the expected pricing date for a portion of the Company’s second quarter $250 million debt offering of senior unsecured notes. These swaps terminated and cash settled during the second quarter 2003 and resulted in a $4.0 million loss. These swaps were treated as cash flow hedges and accordingly the resulting loss will continue to be carried in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet and amortized into earnings as additional interest expense over the life of the related long-term financing.

Based on June 30, 2003 market interest rates and balances, approximately $9.0 million will be realized as additional interest expense during the next twelve months. Estimated and realized amounts will likely change during the next twelve months as market interest rates change.

(14)	LEGAL PROCEEDINGS

Fires

In September 2001, a fire, which is known as the Hell Canyon Fire, occurred in the southwestern portion of the Black Hills region of South Dakota. The State of South Dakota has alleged that the fire occurred when a high voltage electrical span maintained by the Company’s electric utility subsidiary broke and electrical arcing from the severed line ignited dry grass. The fire burned approximately 10,000 acres of land owned by the Black Hills National Forest, the Oglala Sioux Tribe and other private landowners. The State of South Dakota initiated litigation against the Company in the Seventh Judicial Circuit Court, Fall River County, South Dakota, on January 31, 2003. The complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. The United States Forest Service has asserted substantially similar claims against the Company. The Company’s investigation into the cause and origin of the fire is still pending. The total amount of damages claimed by the State of South Dakota and the United States are not specified in their complaints. The Company has denied all claims and will vigorously defend this matter, the timing or outcome of which is uncertain.

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

Federal Energy Regulatory Commission (FERC) Investigations

Enron “Qualifying Facility” Status

In August 2001, the Company purchased a partnership interest in Las Vegas Cogeneration, L.P., which owns the 53 megawatt Las Vegas Cogeneration I Facility, from an affiliate of Enron. The prior owner certified to the Company and to relevant governmental authorities that the facility complied with all regulations necessary to obtain and maintain “qualifying facility” status under the Public Utility Regulatory Policies Act of 1978 (PURPA). Qualifying facilities are allowed to sell their output to electric utilities at “avoided cost” rates, which are usually higher than prevailing market-based rates. The prior owner contracted with Nevada Power Company to sell 45 megawatts of the facility’s output during the periods of peak electricity consumption at avoided cost rates. In connection with acquiring the facility, the Company assumed this contract.

On February 24, 2003, FERC issued an order announcing an investigation to determine whether Enron’s ownership of the Las Vegas Cogeneration I Facility violated the qualifying facility regulations under PURPA. In addition, the SEC issued an initial decision concluding that Enron is an electric utility and is thus not exempt from regulations under the Public Utility Holding Company Act of 1935 (PUHCA), that, among other things, prohibit electric utilities from owning more than 50 percent of a qualifying facility. Enron is appealing this decision.

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

The Company is engaged in ongoing settlement discussions with FERC and interveners and expects to settle the FERC investigatory proceeding without formal hearing proceedings. In the event the FERC investigation is not settled and proceeds to hearing, the Company believes that it has meritorious defenses to any claim for a refund or other relief, and it intends to defend such claims vigorously. In any event, based on the information available, the Company believes that the FERC investigation will have no material adverse effect on its financial position or results of operations.

Order to Show Cause

On June 25, 2003, FERC issued an order to Enron Power Marketing, Inc. (EPMI), Enron Energy Services, Inc. (EES), and a number of other market participants to show cause why their behavior during January 1, 2000, to June 20, 2001, did not constitute gaming and/or anomalous behavior, as defined in the tariffs of the California Independent System Operator (CAISO) and California Power Exchange (CAPX) (the FERC Show Cause Order). Las Vegas Cogeneration, L.P. (LV Cogen) is among the named respondents in the FERC Show Cause Order. The Company acquired its partnership interest in LV Cogen on August 31, 2001, a date following the close of the period of inquiry under the FERC Show Cause Order.

The FERC Show Cause Order alleges that EPMI and/or EES formed partnerships and alliances with utilities, public power districts, municipalities, and qualifying facilities and used the partnerships and alliances to gain market share, acquire commercially sensitive data, acquire decision-making authority, and promote reciprocal dealing and equity share of profits, all in an effort to “game the market.” The FERC Show Cause Order directs the named respondents to show cause, in a trial-type evidentiary proceeding to be held before a FERC administrative law judge, why they should not be found to have engaged in “gaming practices” in violation of the CAISO’s and CAPX’s tariffs. The FERC Show Cause Order indicates that FERC will seek disgorgement of unjust profits associated with any violations or other additional appropriate remedies.

The Company intends to vigorously defend against claims for a refund or other relief. Based on the information available, the Company believes that the proceeding commenced by the FERC Show Cause Order will not have a material adverse effect on the Company’s financial position or results of operations.

Commodity Futures Trading Commission Investigation

In March 2003, the Company received a request for information from the Commodity Futures Trading Commission, or CFTC, calling for the production, among other things, of “all documents relating to natural gas and electricity trading” in connection with CFTC’s industry wide investigation of trade and trade reporting practices of power and natural gas trading companies. The Company cooperated fully with the CFTC producing documents and other materials in response to specific requests relating to the reporting of natural gas trading information to energy industry publications, conducted its own internal investigation into the accuracy of information that former employees of Enserco Energy Inc., its gas marketing subsidiary, voluntarily reported to trade publications, and provided detailed reports of its own investigation to the CFTC.

On July 31, 2003, the Company announced that a settlement was reached with the CFTC relating to the Enserco investigation, whereby the Company agreed to pay a civil monetary penalty of $3.0 million. This charge was recorded in second quarter earnings and is included in “Administrative and general” expenses on the accompanying Condensed Consolidated Statement of Income. The settlement order recites findings of fact relating to conduct over a time period ending in June 2002 and states that the persons responsible for the misconduct no longer work for the Company. The CFTC found that the activity violated certain provisions of the Commodity Exchange Act relating to the delivery of false market information. Neither the Company nor Enserco admitted or denied these findings. The CFTC found no evidence that the Company had knowledge of, or participated in, the misconduct. The CFTC also cited efforts of the Company both before and after the inception of the investigation, to employ industry experts to assist the Company in enhancing risk management activities and internal controls on marketing activities, and the adoption by the Company of new procedures designed to prevent a reoccurrence of alleged misconduct. The Company does not believe inaccurate trade reporting to trade publications affected the financial accounting treatment of any transactions recorded in its books and records. The Company is considering its rights relative to the individuals it believes to be responsible for the conduct in question. Although the Company agreed to this civil monetary penalty with the CFTC, we cannot guarantee that other legal proceedings, civil or criminal fines or penalties, or other regulatory action related to this issue will not occur which, in turn, could adversely affect the Company’s financial condition or results of operations.

Ongoing Proceedings

The Company is subject to various other legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the consolidated financial position or results of operations of the Company.

(15)	ACQUISITIONS

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

The purchase has been accounted for under the purchase method of accounting and, accordingly, the purchase price is allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and liabilities assumed as of the date of acquisition. The estimated purchase price allocation is subject to adjustment, generally within one year of the date of acquisition. The preliminary purchase allocation has been adjusted to reflect the completion of the quantification and analysis of the acquired asset retirement obligations in accordance with SFAS 143. This adjustment resulted in a $0.5 million increase to Long-term liabilities and Property, plant and equipment. The adjusted preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$165
Property, plant and equipment	56,153
Deferred tax asset	5,194

Total assets acquired	$61,512

Current liabilities	$6,343
Long-term liabilities	4,016

Total liabilities assumed	$10,359

Net assets	$51,153

The results of operations of the above acquired company have been included in the accompanying consolidated financial statements since the acquisition date.

The following pro forma consolidated results of operations have been prepared as if the Mallon acquisition had occurred on January 1, 2003 and 2002, respectively (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues	$300,044	$263,415	$602,317	$436,733
Income from continuing
operations	$16,660	$13,829	$33,070	$28,168
Net income	$16,660	$12,917	$30,390	$26,427
Earnings per share--
Basic:
Continuing operations	$0.54	$0.50	$1.15	$1.03
Total	$0.54	$0.47	$1.05	$0.97
Diluted:
Continuing operations	$0.54	$0.50	$1.13	$1.02
Total	$0.54	$0.47	$1.04	$0.96

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

(16)	DISCONTINUED OPERATION

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

(17)	SUBSEQUENT EVENTS

Announced Sale of Hydroelectric Assets

On July 9, 2003 the Company entered into a definitive agreement to sell its seven hydroelectric power plants located in upstate New York and currently operated as part of the Company’s Power Generation segment. The aggregate cash purchase price of approximately $186 million will be used in part to pay debt of approximately $82 million associated with the power projects. The purchasers are affiliates of Boralex, Inc., a Canadian corporation, and Boralex Power Income Fund, an unincorporated Canadian trust of which Boralex owns an interest (collectively “the Purchaser”). The agreements with the Purchaser require that the Company deliver 100 percent of the equity interests of the entities that own the facilities and require that the Company acquire those minority interests which it did not then own in advance of closing. In anticipation of entering into the agreement with the Purchaser, on July 8, 2003, the Company acquired the equity interests of a third party investor for $9.0 million and entered into a definitive agreement to acquire the balance of the equity interests from another third party investor (who is presently treated as a consolidated subsidiary of the Company for financial statement purposes, in accordance with accounting principles generally accepted in the United States). The purchase of the balance of the equity interests is contingent on a near-simultaneous closing of the sale to the Purchaser.

While the Company has obtained regulatory approval from the Federal Energy Regulatory Commission and received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 by the Federal Trade Commission, the transaction remains subject to the fulfillment of conditions customary in transactions of this nature. The Company expects to complete the transaction in the third quarter of 2003.

Included in the accompanying Condensed Consolidated Balance Sheet are the following carrying amounts of the major classes of assets and liabilities as of June 30, 2003, to be included in the sale (in thousands):

Current assets	$ 12,895
Property, plant and equipment	179,725
Accumulated depreciation	(33,504)
Goodwill	9,773
Current liabilities	(488)
Deferred credits and other liabilities	(4,258)

Based on historical earnings from these assets and reduced interest cost from an assumed debt reduction from proceeds, the Company anticipates that the sale could reduce annual earnings by approximately $0.07 per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

We are a diversified energy holding company operating principally in the United States. Our unregulated and regulated businesses have expanded significantly in recent years. Our integrated energy group, Black Hills Energy, Inc., produces and markets electric power and fuel. We produce and sell generating capacity and electricity in a number of markets, with a strong emphasis in the western United States. We also produce coal, natural gas and crude oil, primarily in the Rocky Mountain region, and transport crude oil in Texas. Our electric utility, Black Hills Power, Inc., serves an annual average of approximately 60,000 customers in South Dakota, Wyoming and Montana. Our communications group provides state-of-the-art broadband communications services to over 26,000 residential and business customers in Rapid City and the northern Black Hills region of South Dakota through Black Hills FiberCom, LLC.

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

Results of Operations

Consolidated Results

Revenue and Income (loss) from continuing operations provided by each business group as a percentage of our total revenue and total income (loss) from continuing operations were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenues
Integrated energy	83%	82%	83%	79%
Electric utility	13	15	14	17
Communications	4	3	3	4

	100%	100%	100%	100%

Income/ (Loss) from Continuing Operations
Integrated energy	86%	70%	79%	67%
Electric utility	28	46	34	49
Communications	(3)	(14)	(7)	(14)
Corporate	(11)	(2)	(6)	(2)

	100%	100%	100%	100%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Consolidated income from continuing operations for the three-month period ended June 30, 2003 was $16.7 million or $0.54 per share compared to $14.7 million or $0.54 per share in the same period of the prior year.

Income from continuing operations for the three-month period ended June 30, 2003 includes certain unusual items that resulted in a net charge of $0.04 per share. These items related to a $3.0 million charge or ($0.10) per share for a settlement reached with the Commodity Futures Trading Commission (CFTC) relating to its investigation of our marketing subsidiary, Enserco Energy Inc.‘s trade reporting practices to industry publications. (See Note 14 of the accompanying Notes to Condensed Consolidated Financial Statements), partially offset by a $0.06 benefit from unrealized gains from investments in certain energy funds.

The increase in income from continuing operations was driven by a 38 percent increase in earnings for the integrated energy business group. The strong operating results were attributed to higher oil and gas production and prices, an increase in power sales resulting from higher generating capacity in our power generation segment, increased earnings from power fund investments accounted for under the equity method of accounting, and improving performance in our communications business group, partially offset by a decrease in net income at the electric utility due to higher operating costs and interest expense, a decrease in net income in the mining segment due to higher operating costs, and a decrease in net income at the energy marketing segment, due to the CFTC settlement, lower margins received and a decrease in unrealized mark-to-market gains on derivative contracts.

During the second quarter of 2002, we decided to discontinue operations in our coal marketing business due primarily to challenges encountered in marketing our Wyodak coal from the Powder River Basin of Wyoming to midwestern and eastern coal markets. We sold the non-strategic assets effective August 1, 2002. Net loss from discontinued operations was $0.9 million or $(0.03) per share for the three months ended June 30, 2002. Prior year results of operations have been restated to reflect the discontinued operations.

Consolidated revenues for the three-month period ended June 30, 2003 were $300.0 million compared to $260.7 million for the same period in 2002. Revenues increased in each of our three business groups. In the power generation segment, revenues increased 53 percent due to a substantial increase in its generating capacity. Oil and gas revenue increased 86 percent, due to a 53 percent increase in production resulting primarily from the March 2003 acquisition of Mallon Resources and a 37 percent increase in the average price received. Mining revenue increased 18 percent, due to a 34 percent increase in tons sold. Revenues from the electric utility group increased 2 percent, due to an 11 percent increase in off-system sales and a 10 percent increase in average prices received for non-firm sales offset by lower industrial revenues. The communications group revenue increased 43 percent as a result of the recording of revenue associated with the 2003-2004 Black Hills telephone directory and a 17 percent increase in its customer base.

Consolidated operating expenses for the three-month period increased from $229.9 million in 2002 to $262.0 million in 2003. The increase was primarily due to an increase in fuel costs and depreciation expense as a result of our increased investment in independent power generation and increased operating expenses related to the increase in production in each of our three business groups. Corporate costs increased $1.6 million primarily due to the result of a write-off of deferred debt issuance costs associated with the $35 million term loan paid off during the second quarter of 2003, higher general and administrative expenses and increased pension expenses.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Consolidated income from continuing operations for the six-month period ended June 30, 2003 was $33.5 million or $1.14 per share compared to $29.6 million or $1.09 per share in the same period of the prior year. Income from continuing operations for the six-month period ended June 30, 2003 includes certain unusual items that resulted in a net charge of $0.04 per share. These items relate to a $3.0 million charge or ($0.10) per share for the CFTC Settlement, partially offset by a $0.06 benefit from unrealized gains from investments in certain energy funds. Consolidated income from continuing operations for the six months ended June 30, 2002 include a $0.07 per share benefit attributed to the collection of previously reserved amounts.

The increase in income from continuing operations was a result of higher oil and gas prices, an increase in power sales resulting from higher generation capacity in our power generation segment, increased earnings from power fund investments accounted for under the equity method of accounting and improving performance in our communications business group, partially offset by a decrease in income at the electric utility due to higher operating costs and interest expense, a decrease in income in the mining segment due to higher operating costs, and a decrease in income at the energy marketing segment, due to the CFTC Settlement and lower margins received.

Net income for the six months ended June 30, 2003, included a charge of $2.7 million or ($0.09) per share for changes in accounting principles compared to a $0.9 million benefit or $0.03 per share in 2002. The change in accounting principles in 2003 reflect a $2.9 million charge related to the adoption of EITF 02-3 and a $0.2 million benefit related to the adoption of SFAS 143. The change in accounting principle in 2002 reflects a $0.9 million benefit related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

In addition, during the second quarter of 2002, we decided to discontinue operations in our coal marketing business due primarily to challenges encountered in marketing our Wyodak coal from the Powder River Basin of Wyoming to midwestern and eastern coal markets. We sold the non-strategic assets effective August 1, 2002. Net loss from discontinued operations was $2.6 million or $(0.09) per share for the six months ended June 30, 2002. Prior year results of operations have been restated to reflect the discontinued operations.

Consolidated revenues for the six-month period ended June 30, 2003 were $599.4 million compared to $431.3 million for the same period in 2002. Revenues increased in each of our three business groups due primarily to higher production volumes. In the power generation segment, revenues increased 53 percent due to a substantial increase in its generating capacity in service. Energy marketing revenues increased 45 percent, due primarily to a 16 percent increase in crude oil average daily volumes marketed at average prices 24 percent higher than the same period in 2002. Oil and gas revenue increased 68 percent, primarily due to a 33 percent increase in production. Mining revenue increased 8 percent, due to a 23 percent increase in coal production partially offset by lower average prices received. Revenues from the electric utility group increased 10 percent, due to a 29 percent increase in off-system megawatt-hour sales at a 23 percent increase in average prices received. The communications group revenue increased 30 percent as a result of the recording of revenue, associated with the 2003 – 2004 Black Hills telephone directory and a 17 percent increase in its customer base.

Consolidated operating expenses for the six-month period increased to $522.5 million in 2003 from $369.7 million in 2002. The increase was due to an increase in fuel and depreciation expense as a result of our increased investment in independent power generation and increased operating expenses related to the increase in production in all business segments. Corporate costs increased $1.7 million primarily due to the result of a write-off of deferred debt issuance costs associated with the $35 million term loan paid off during the second quarter of 2003, higher general and administrative expenses and increased pension expenses.

The following business group and segment information does not include discontinued operations and intercompany eliminations.

Integrated Energy Group

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue:
Energy marketing	$172,262	$163,576	$354,689	$244,156
Power generation	56,675	36,981	104,284	68,150
Oil and gas	12,738	6,867	21,801	12,954
Mining	8,099	6,881	16,329	15,083

Total revenue	249,774	214,305	497,103	340,343
Equity in investments of
unconsolidated subsidiaries	4,408	2,118	4,864	3,280
Operating expenses	219,982	193,677	439,805	300,089

Operating income	$34,200	$22,746	$62,162	$43,534

Income from continuing operations	$14,316	$10,348	$26,574	$19,844

The following is a summary of sales volumes of our coal, oil and natural gas production and various measures of power generation:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Fuel production:
Tons of coal sold	1,126,800	843,500	2,270,300	1,844,700
Barrels of oil sold	107,577	115,357	214,301	229,633
Mcf of natural gas sold	2,336,437	1,259,719	3,950,635	2,547,571
Mcf equivalent sales	2,981,899	1,951,861	5,236,441	3,925,369

	June 30
	2003		2002
Independent power capacity:
MWs of independent power capacity in service	1,046	*	646
MWs of independent power capacity under construction	--		364	*

_________________

*includes a 90 MW plant under a lease arrangement

The following is a summary of average daily energy marketing volumes:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Natural gas - MMBtus	1,151,200	1,131,800	1,169,600	987,935
Crude oil - barrels	62,400	59,900	60,200	51,900

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Income from continuing operations for the integrated energy group for the three months ended June 30, 2003 was $14.3 million, compared to $10.3 million in the same period of the prior year. Income from continuing operations increased approximately $4.0 million primarily due to increased power generating capacity, increased oil and gas production and increased earnings from power fund investments accounted for under the equity method of accounting, partially offset by the $3.0 million CFTC Settlement. Income from continuing operations in our power generation segment increased $7.7 million due to increased generating capacity in service and increased earnings from power fund investments. The increased earnings from our power fund investments primarily relate to a $1.8 million after-tax benefit attributed to unrealized gains on investments accounted for under a fair-value method of accounting at our equity method power funds. Income from continuing operations at our oil and gas segment increased approximately $1.3 million due to higher prices received compared to 2002 and a 53 percent increase in production. Income from continuing operations at our energy marketing segment decreased $3.9 million due to the CFTC Settlement, a decrease in margins received and a decrease in unrealized mark-to-market gains on derivative contracts. Income from continuing operations for the mining segment decreased $1.2 million as higher production volumes were more than offset by lower average prices, higher operating costs and certain accruals for taxes and other items.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Income from continuing operations for the integrated energy group for the six months ended June 30, 2003 was $26.6 million, compared to $19.8 million in the same period of the prior year. In addition, 2002 income from continuing operations includes a $1.9 million benefit relating to the collection of previously reserved amounts for California operations in our power generation segment. Income from continuing operations increased approximately $6.7 million due to increased generating capacity, increased oil and gas production and increased earnings from power fund investments accounted for under the equity method of accounting partially offset by the $3.0 million CFTC settlement. Income from continuing operations in our power generation segment increased $7.5 million due to increased generating capacity in service and increased earnings from power fund investments. Income from continuing operations at our oil and gas segment increased approximately $2.3 million due to higher prices received compared to 2002 and a 33 percent increase in production. Income from continuing operations at our energy marketing segment decreased $1.1 million primarily due to the CFTC Settlement offset by the increased volumes marketed. Income from continuing operations for the mining segment decreased $1.9 million as higher production volumes were more than offset by lower average prices, higher operating costs and certain accruals for taxes and other items.

Energy Marketing

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$172,262	$163,576	$354,689	$244,156
Operating income	(754)	3,508	5,924	5,371
Income before change in
accounting principle	(1,490)	2,397	2,755	3,903
Change in accounting principle	--	--	(2,870)	--
Net income	(1,490)	2,397	(115)	3,903

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The increase in revenues is a result of a 4 percent increase in crude oil volumes marketed at an average price 2 percent higher than the prior year and an increase in oil transportation and oil terminal revenues offset by a decrease in revenue from lower gas marketing margins. Revenue increases from crude oil marketing were offset by a similar increase in the cost of crude oil sold.

Operating expenses increased $12.9 million due to the $3.0 million settlement reached with the CFTC, a 2 percent increase in the cost of crude oil sold, an increase in general and administrative expenses and an increase in operations and maintenance expense associated with increased volumes of crude oil transportation.

Income from continuing operations decreased $3.9 million due to the CFTC Settlement, a decrease in oil and gas margins received and an increase in general and administrative expenses and operations and maintenance expense associated with increased volumes of crude oil transportation. As a result of changing commodity prices, net income was impacted by unrealized gains recognized through mark-to-market accounting treatment. Unrealized pre-tax mark-to-market gains for the three-month period ended June 30, 2003 were $0.3 million compared to $1.3 million in 2002 resulting in a quarter over quarter decrease of $1.0 million pre-tax.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Revenues increased 45 percent, due primarily to a 16 percent increase in crude oil volumes marketed at average prices 24 percent higher than the same period in the prior year. In addition, revenues from natural gas marketing margins and oil transportation and terminal operations increased over the prior year. Revenue increases from crude oil marketing were offset by similar increases in the cost of crude oil sold.

Operating expenses increased $110.0 million due to a $103.2 million increase in the cost of crude oil sold, the $3.0 million settlement reached with the CFTC and an increase in operations and maintenance expense associated with increased volumes of crude oil transportation.

Income from continuing operations decreased $1.1 million due to the $3.0 million CFTC Settlement partially offset by earnings from increased volumes marketed. Net income decreased $4.0 million primarily due to the CFTC Settlement and a change in accounting principle of $(2.9) million, net of tax, related to the adoption of EITF 02-3, partially offset by higher unrealized mark-to market gains and higher earnings from increased volumes marketed. As a result of changing commodity prices, net income was impacted by unrealized gains recognized through mark-to-market accounting treatment. Unrealized pre-tax mark-to-market gains for the six-month period ended June 30, 2003 were $1.9 million compared to $0.3 million in 2002 resulting in a period over period increase of $1.6 million pre-tax.

Power Generation

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$56,675	$36,981	$104,284	$68,150
Operating income	30,117	15,419	47,033	30,700
Income before change in accounting
principle	11,898	4,174	16,467	8,951
Change in accounting principle	--	--	--	896
Net income	11,898	4,174	16,467	9,847

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Revenue increased 53 percent and operating income nearly doubled for the three-month period ended June 30, 2003 compared to the same period in 2002 and is primarily attributed to additional generating capacity. As of June 30, 2003, we had 1,046 megawatts of independent power capacity in service compared to 646 megawatts at June 30, 2002.

Net income for the power generation segment increased $7.7 million due to the additional generating capacity and increased earnings from power fund investments accounted for under the equity method of accounting. Increased earnings from our power fund investments primarily relate to a $1.8 million after-tax benefit attributed to unrealized gains on investments accounted for under a fair value method of accounting at the power funds.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Revenue and operating income increased 53 percent for the six-month period ended June 30, 2003 compared to the same period in 2002 and is attributed to additional generating capacity and increased earnings from additional ownership of an energy partnership. As of June 30, 2003 we had 1,046 megawatts of independent power capacity in service compared to 646 megawatts at June 30, 2002.

Net income for the power generation segment increased $6.6 million due to the additional generating capacity and increased earnings from power fund investments accounted for under the equity method of accounting. Increased earnings from our power fund investments primarily relate to $1.8 million after-tax benefit attributed to unrealized gains on investments accounted for under a fair value method of accounting at the power funds. Results from 2002 reflect a $1.9 million after-tax benefit related to the collection of previously reserved amounts for California operations and a $0.9 million after-tax benefit from a change in accounting principle related to the adoption of SFAS 142.

Oil and Gas

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$12,738	$6,867	$21,801	$12,954
Operating income	4,197	1,765	6,831	2,783
Income before change in accounting
principle	2,577	1,283	4,440	2,161
Change in accounting principle	--	--	(128)	--
Net income	2,577	1,283	4,312	2,161

The following is a summary of our internally estimated economically recoverable oil and gas reserves measured using constant product prices of $30.18 per barrel of oil and $5.33 per Mcf of natural gas as of June 30, 2003 and $26.25 per barrel of oil and $3.10 per Mcf of natural gas as of June 30, 2002. Significant increases in reserves are primarily the result of the March 2003 acquisition of Mallon Resources. Estimates of economically recoverable reserves for interim periods are based on independent year-end reserve studies updated for acquisitions, drilling activity, property sales and actual production during the interim period. These internally estimated reserves may differ from actual results.

	June 30
	2003	2002

Barrels of oil (in millions)	4.7	4.6
Bcf of natural gas	113.8	23.2
Total in Bcf equivalents	142.2	50.5

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.Revenue from our oil and gas production business segment increased 86 percent for the three-month period ended June 30, 2003, compared to the same period in 2002, due to a 53 percent increase in production primarily resulting from the March 2003 acquisition of Mallon Resources, and a 37 percent increase in the average price received.

Operating expenses increased 67 percent primarily due to the increase in production.

Income from continuing operations more than doubled due to the higher prices received and the increase in production compared to 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Revenue from our oil and gas production segment increased 68 percent for the six month period ended June 30, 2003, compared to the same period in 2002, due to a 33 percent increase in production primarily resulting from the March 2003 acquisition of Mallon Resources, and a 40 percent increase in the average price received.

Operating expenses increased 47 percent primarily due to the increase in production.

Income from continuing operations more than doubled due to the higher prices received and the increase in production. Net income for 2003 also reflects a $0.1 million after-tax charge from the change in accounting principle related to the adoption of SFAS 143.

Mining

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$8,099	$6,881	$16,329	$15,083
Operating income	640	2,054	2,374	4,434
Income before change in accounting
principle	1,331	2,494	2,912	4,829
Change in accounting principle	--	--	318	--
Net income	1,331	2,494	3,230	4,829

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Revenue from our mining segment increased 18 percent for the three-month period ended June 30, 2003, compared to the same period in 2002. A 34 percent increase in tons of coal sold was partially offset by lower average prices received. The increase in tons of coal sold was primarily attributable to sales to the Wygen Plant which began commercial operation in February 2003 and sales of coal through the train load-out facility.

Operating expenses increased 55 percent or approximately $2.6 million primarily due to higher operating costs related to the increase in production, accruals for taxes and certain other items and an increase in general and administrative costs.

Income from continuing operations decreased 47 percent due to an increase in general and administrative and direct mining costs, partially offset by the increase in tons of coal sold in the second quarter of 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Revenue from our mining segment increased 8 percent for the six-month period ended June 30, 2003, compared to the same period in 2002. A 23 percent increase in tons of coal sold was partially offset by lower average prices received. The increase in tons of coal sold was primarily attributable to sales to the Wygen Plant which began commercial operation in February 2003 and sales of coal through the train load-out facility.

Operating expenses increased 31 percent or approximately $3.3 million primarily due to higher operating costs related to the increase in production, accruals for taxes and certain other items and an increase in general and administrative costs.

Income from continuing operations decreased 40 percent due to an increase in general and administrative and direct mining costs, partially offset by the increase in tons of coal sold in the six-month period ended June 30, 2003. Net income for 2003 also reflects a $0.3 million after-tax benefit from the change in accounting principle related to the adoption of SFAS 143.

Electric Utility Group

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$39,207	$38,303	$82,970	$75,494
Operating expenses	28,610	24,950	58,721	47,814
Operating income	$10,597	$13,353	$24,249	$27,680
Net income	$4,722	$6,792	$11,421	$14,614

The following table provides certain operating statistics:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Firm (system) sales - MWh	447,400	462,000	952,900	968,000
Off-system sales - MWh	234,100	210,000	479,800	371,000

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Electric utility revenues increased 2 percent for the three-month period ended June 30, 2003, compared to the same period in the prior year. The increase in revenue was primarily due to an 11 percent increase in off-system electric megawatt-hour sales, at a 10 percent increase in average prices received. Firm residential, commercial and industrial electricity revenues decreased 3 percent, 1 percent, and 7 percent, respectively. The decrease in industrial revenues was primarily due to the closing of Homestake Gold Mine and decreased electricity usage at the South Dakota Cement Plant.

Electric operating expenses increased 15 percent for the three month period ended June 30, 2003, compared to the same period in the prior year. The increase in operating expenses was primarily due to an increase in purchased power costs, additional costs incurred during a scheduled maintenance outage at our Osage plant, and an increase in depreciation, administrative and general costs. Purchased power and fuel costs increased $2.1 million due to the increase in electric sales and higher gas prices. Depreciation expense increased $0.4 million primarily due to the depreciation associated with the combustion turbines. Administrative and general expenses increased primarily due to a $0.5 million increase in pension expense.

Interest expense increased $1.0 million for the three month period, primarily due to interest associated with the $75 million first mortgage bonds issued in August 2002.

Net income decreased $2.1 million primarily due to the increase in purchased power expense, interest expense, depreciation expense and pension expense, partially offset by an increase in off-system electric sales and transmission revenues.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Electric utility revenues increased 10 percent for the six-month period ended June 30, 2003, compared to the same period in the prior year. The increase in revenue was primarily due to a 29 percent increase in off-system electric megawatt-hour sales at a 23 percent increase in average prices received. Industrial revenues decreased 8 percent, primarily due to the closing of Homestake Gold Mine and Federal Beef Processors and decreased electricity usage at the South Dakota Cement Plant.

Electric operating expenses increased 23 percent for the six-month period ended June 30, 2003 compared to the same period in the prior year. The increase in operating expense was primarily due to a $6.2 million increase in purchased power costs, a $1.3 million increase in fuel expense, and increased depreciation and general and administrative expenses. Purchased power and fuel costs increased due to the increase in electric sales and higher gas prices. The average cost of fuel and purchased power increased 17 percent in 2003 compared to the same period in 2002. Depreciation expense increased due to additional expense related to combustion turbines. A $1.0 million increase in pension expense contributed to the increase in general and administrative expense.

Interest expense increased $2.1 million for the six-month period, primarily due to interest associated with the $75 million first mortgage bonds issued in August 2002.

Net income decreased $3.2 million, primarily due to the increase in fuel and purchased power expense, depreciation expense and pension expense, partially offset by an increase in off-system electric and transmission revenues.

Communications Group

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$11,773	$8,217	$20,459	$15,763
Operating expenses	11,415	10,412	21,987	20,433

Operating income (loss)	$358	$(2,195)	$(1,528)	$(4,670)

Net loss	$(433)	$(2,049)	$(2,242)	$(4,276)

	June 30 2003	March 31 2003	December 31 2002	June 30 2002

Business customers(a)	2,778	2,657	3,061	2,970
Business access lines	11,271	10,342	9,094	8,380
Residential customers	23,400	22,700	21,700	19,450

(a)	In 2003, reported business customers were adjusted for the consolidation of multiple-location business customers, business orders and temporary business access lines.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The communications business group’s net loss for the three-month period ended June 30, 2003 was $0.4 million, compared to $2.0 million in 2002. The performance improvement is due largely to a 43 percent increase in revenue as a result of a larger customer base and the recording of $2.4 million of revenue associated with the 2003 – 2004 Black Hills telephone directory partially offset by directory publishing costs, increased depreciation and tax expense.

The total number of customers exceeded 26,000 at the end of June 2003 – a 17 percent increase over the customer base at June 30, 2002 and a 3 and 6 percent increase compared to March 31 2003 and December 31, 2002, respectively.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. The communications business group’s net loss for the six-month period ended June 30, 2003 was $2.2 million, compared to $4.3 million in 2002. The performance improvement is due to a larger customer base and the recording of $2.4 million of revenue associated with the 2003 – 2004 Black Hills telephone directory, partially offset by directory publishing costs, higher depreciation and tax expenses.

The total number of customers exceeded 26,000 at the end of June 2003 – a 17 percent increase compared to June 30, 2002 and a 3 and 6 percent increase compared to March 31, 2003 and December 31, 2002, respectively.

Earnings Guidance

Because of our commitment to a strong balance sheet and reflecting current prospects resulting from prevailing economic conditions, we recently revised our long-term average annual earnings per share growth target to approximately 8 percent.

Critical Accounting Policies

There have been no material changes in our critical accounting policies from those reported in our 2002 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on our critical accounting policies, see Part II, Item 7 in our 2002 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash Flow Activities

During the six-month period ended June 30, 2003, we generated sufficient cash flow from operations to meet our operating needs, to pay dividends on common and preferred stock, to pay our long-term debt maturities and to fund a portion of our property additions. We plan to fund future property and investment additions primarily through a combination of operating cash flow, increased short-term debt, long-term debt and long-term non-recourse project financing.

Cash flows from operations increased $34.3 million for the six-month period ended June 30, 2003 compared to the same period in the prior year primarily due to the increase in cash provided by earnings from operations and changes in working capital.

During the six months ended June 30, 2003, we had cash outflows for investing activities of $53.7 million, which includes $47.0 million for property, plant and equipment additions and the acquisition of assets.

During the six months ended June 30, 2003, we had cash outflows from financing activities of $40.7 million, primarily due to the repayment of debt offset by the proceeds from a public offering of 4.6 million shares of common stock and the sale of $250 million ten-year notes.

On April 30, 2003, we completed a public offering of 4.6 million shares of common stock at $27 per share. Net proceeds were approximately $118 million after commissions and expenses. The proceeds were used to pay off a $50 million credit facility due in May 2003 and to repay $68 million under our 364-day revolving credit facility which expires on August 26, 2003.

On May 21, 2003, we issued $250 million 6.5 percent ten-year notes. Net proceeds from the note offering were approximately $247 million after the discount, commissions and expenses. The proceeds were used to repay our $35 million term loan due September 30, 2004, all of our short-term borrowings under our $195 million, 364-day revolving credit facility and all of our outstanding notes payable under our three-year revolving credit facility which expires on August 24, 2004.

Dividends

Dividends paid on our common stock totaled $0.30 per share in each of the first and second quarters of 2003. This reflects a 3.4 percent increase, as approved by our board of directors in January 2003, from the prior periods. The determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our credit facilities and our future business prospects.

Short-Term Liquidity and Financing Transactions

Our principal sources of short-term liquidity are our revolving bank facilities and cash provided by operations. As of June 30, 2003, we had approximately $79.5 million of cash unrestricted for operations and $395 million of credit through revolving bank facilities. Approximately $39.2 million of the cash balance at June 30, 2003 was restricted by subsidiary debt agreements that limit our subsidiaries’ ability to dividend cash to the parent company. The bank facilities consisted of a $195 million facility due August 26, 2003 and a $200 million facility due August 27, 2004. These bank facilities can be used to fund our working capital needs, for general corporate purposes and to provide liquidity for a commercial paper program if implemented. At June 30, 2003, we had no bank borrowings outstanding under these facilities. After inclusion of applicable letters of credit, the remaining borrowing capacity under the bank facilities was $348.4 million at June 30, 2003.

Our liquidity position was greatly enhanced during the second quarter due to the public offering of 4.6 million shares of common stock and $250 million of ten-year notes (See discussion above under cash flow activities). These two offerings provided net proceeds of approximately $365 million which were used to pay off the $50 million credit facility due in May 2003, the $35 million term loan due September 30, 2004, all of our borrowings under our 364-day revolving credit facility which expires on August 26, 2003, and all of our notes payable under our three-year revolving credit facility which expires on August 24, 2004.

We are currently in the process of negotiating a $200 million three-year revolving credit facility which we expect to complete in August 2003.

The above bank facilities include covenants that are common in such arrangements. Several of the facilities require that we maintain a consolidated net worth in an amount of not less than the sum of $425 million and 50 percent of the aggregate consolidated net income beginning April 1, 2002; a recourse leverage ratio not to exceed 0.65 to 1.00; and a fixed charge coverage ratio of not less than 1.5 to 1.0. In addition, the $195 million 364-day credit facility and the $200 million three-year credit facility contain a liquidity covenant that requires us to have $30 million of liquid assets as of the last day of each fiscal quarter. Liquid assets are defined as unrestricted cash and available unused capacity under our credit facilities. If these covenants are violated, it would be considered an event of default entitling the lender to terminate the remaining commitment and accelerate all principal and interest outstanding. In addition, certain of our interest rate swap agreements include cross-default provisions. These provisions would allow the counterparty the right to terminate the swap agreement and liquidate at a prevailing market rate, in the event of default. As of June 30, 2003, we were in compliance with the above covenants.

Our consolidated net worth was $678.4 million at June 30, 2003, which was approximately $214 million in excess of the net worth we are required to maintain under the debt covenant described above. The long-term debt component of our capital structure at June 30, 2003 was 54.9 percent, our total debt leverage (long-term debt and short-term debt) was 55.7 percent, and our recourse leverage ratio was approximately 49 percent.

In addition, Enserco Energy Inc., our gas marketing unit, has a $135 million uncommitted, discretionary line of credit to provide support for the purchase of natural gas. We provided no guarantee to the lender under this facility. This facility was extended during the second quarter to September 30, 2003. At June 30, 2003, there were outstanding letters of credit issued under the facility of $53.6 million with no borrowing balances outstanding on the facility.

Similarly, Black Hills Energy Resources, Inc., our oil marketing unit, has a $40 million uncommitted, discretionary credit facility. This line of credit provided credit support for the purchases of crude oil by Black Hills Energy Resources. We provided no guarantee to the lender under this facility. At June 30, 2003, Black Hills Energy Resources had letters of credit outstanding of $4.5 million.

On May 13, 2003, our corporate credit rating was downgraded to “BBB-” by Standard and Poor’s Ratings Group. This credit rating downgrade had minimal effect on our interest rates under our credit agreements. Our issuer credit rating is “Baa3” by Moody’s Investors Service. These security ratings are subject to revision and/or withdrawal at any time by the respective rating organizations. None of our current credit agreements contain acceleration triggers. If our credit rating drops below investment grade, however, pricing under these agreements would be affected. Based upon borrowings outstanding at June 30, 2003, a further credit downgrade to BB+ would increase interest expense by an additional $1.5 million a year.

In July 2003, we entered into a definitive agreement to sell seven hydroelectric power plants in New York State for approximately $186 million. The transaction is expected to reduce project indebtedness by approximately $82 million and increase funds available for additional debt repayment or for capital deployment, should potential projects meet certain strict investment criteria. Based on historical earnings from these assets and reduced interest costs from an assumed debt reduction from proceeds, we anticipate that the sale could reduce annual earnings by approximately $0.07 per share. The asset sale is expected to close in the third quarter of 2003.

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

Guarantees

During the first quarter of 2003, a $135 million completion guarantee for the expanded facilities under a construction loan for Black Hills Colorado expired. During the second quarter of 2003, a $50 million guarantee of the secured financing for the Las Vegas II project expired when the associated debt was paid off and $7.5 million of guarantees under certain energy marketing derivative, power and gas agreements expired or were terminated. In addition a new $2.5 million guarantee was issued during the second quarter related to payments under energy marketing derivative, power and gas agreements. At June 30, 2003, we had guarantees totaling $178.0 million in place.

Capital Requirements

During the six months ended June 30, 2003, capital expenditures were approximately $47 million. We currently expect capital expenditures for the entire year 2003 to approximate $110 million, which is significantly less than forecasted earlier this year. Management continues active pursuit of appropriate investment opportunities, but presently, no significant asset acquisitions or other capital deployments for new or expanded projects are anticipated to close during the remainder of the year.

RISK FACTORS

Results of an investigation into reporting of trading information could adversely affect our business.

In March 2003, we received a request for information from the Commodity Futures Trading Commission, or CFTC, calling for the production, among other things, of “all documents relating to natural gas and electricity trading” in connection with the CFTC’s industry wide investigation of trade and trade reporting practices of power and natural gas trading companies. We have cooperated fully with the CFTC producing documents and other materials in response to more specific requests relating to the reporting of natural gas trading information to energy industry publications, conducted our own internal investigation into the accuracy of information that former employees of Enserco Energy Inc., our gas marketing subsidiary, voluntarily reported to trade publications, and provided detailed reports of our investigation to the CFTC.

On July 31, 2003 we announced that a settlement was reached with the CFTC on this investigation, whereby we agreed to pay a civil monetary penalty of $3.0 million (see Note 14 of the accompanying Notes to Condensed Consolidated Financial Statements). Although we agreed to this civil monetary penalty with the CFTC we cannot guarantee that other legal proceedings, civil or criminal fines or penalties, or other regulatory action related to this issue will not occur which, in turn, could adversely affect our financial condition or results of operations.

Ongoing regulatory industry-wide investigations into energy marketing trading activity and anomalous bidding behavior could adversely affect our business.

FERC and other regulatory agencies continue their industry-wide investigations into inappropriate energy marketing trading activity. FERC recently issued an order commencing an investigation into “anomalous bidding behavior and practices” in the Western markets. FERC Staff will investigate entities that submitted bids for short-term power sales in excess of $250 per megawatt in the markets operated by the CAISO and CAPX during the period May 1, 2000, to October 2, 2000. The Company cannot predict the outcome of these investigations and the effect they could have on our business.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides a reconciliation of the activity in energy trading contracts marked to market during the six month period ended June 30, 2003 (in thousands):

Total fair value of natural gas marketing contract net assets at December 31, 2002	$3,021
Net cash settled during the quarter on contracts that existed at December 31, 2002	(2,427)
Change in fair value due to change in techniques and assumptions	--
Unrealized gain/(loss) on new contracts entered during the six month period
and still existing at June 30, 2003	3,848
Realized gain/(loss) on contracts that existed at December 31, 2002 and were settled
during the six month period	(576)
Unrealized gain/(loss) on contracts that existed at December 31, 2002 and still exist
at June 30, 2003	(4,428)

Total fair value of natural gas marketing contract net assets at June 30, 2003	$(562)

On January 1, 2003, the Company adopted EITF Issue No. 02-3. As described in Notes 3 and 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, the adoption of EITF 02-3 resulted in certain energy trading activities no longer being accounted for at fair value, therefore, the above reconciliation does not present a complete picture of our overall portfolio of trading activities and our expected cash flows from those operations. The cumulative effect of the adoption of EITF 02-3 is included in the above reconciliation of fair value of energy trading contracts from December 31, 2002 to June 30, 2003.

At June 30, 2003, we had a mark to fair value unrealized loss of $0.6 million for our natural gas marketing activities with substantially all of this amount current. The source of fair value measurements were as follows (in thousands):

	Maturities
Source of Fair Value	Less than 1 year	1 - 3 years	Total Fair Value
Actively quoted (i.e., exchange-traded) prices	$2,803	$597	$3,400
Prices provided by other external sources	(3,372)	(590)	(3,962)
Modeled	--	--	--

Total	$(569)	$7	$(562)

There have been no material changes in market risk faced by us from those reported in our 2002 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7 in our 2002 Annual Report on Form 10-K, and Note 13 of our Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2003. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is included in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in internal control over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS CORPORATION

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12 in Item 8 of the Company's 2002 Annual Report on Form 10-K and Note 14 in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information from Note 14 is incorporated by reference into this item.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 28, 2003.

(b)	The following Director was elected to serve until the Annual Meeting of Shareholders in 2005.

Daniel P.Landguth

The following directors were elected to serve until the Annual Meeting of Shareholders in 2006.

David C. Ebertz John R. Howard

Other Directors whose term of office continues are:

David Bruce B. Brundage Kay S. Jorgensen Richard Korpan * Everett E. Hoyt Thomas J. Zeller

* Elected to the Board effective June 1, 2003 to replace Steven J. Helmers.

(c)	Matters Voted Upon at the Meeting

1.	Elected one Class II Director to serve until the Annual Meeting of Shareholders in 2005.

Daniel P. Landguth Votes For 22,531,242 Votes Withheld 302,181

2.	Elected two Class III Directors to serve until the Annual Meeting of Shareholders in 2006.

David C. Ebertz Votes For 22,635,077 Votes Withheld 204,746

John R. Howard Votes For 22,545,548 Votes Withheld 294,275

3.	Ratified the appointment of Deloitte & Touche LLP to serve as Black Hills Corporation’s independent auditors in 2003.

Votes For 22,263,205 Votes Against 491,692 Abstain 84,926 Broker Non-Votes --

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits –

Exhibit 4.1	Indenture dated as of May 21, 2003 between the Company and LaSalle Bank National Association, as Trustee.

Exhibit 4.2	First Supplemental Indenture dated as of May 21, 2003 between the Company and LaSalle Bank National Association, as Trustee.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We have filed the following Reports on Form 8-K during the quarter ended June 30, 2003:

Form 8-K dated April 16, 2003.

Reported under Item 5, that the Company issued a press release announcing corporate officer additions and promotions and under Item 7, Exhibits.

Form 8-K dated April 16, 2003.

Reported under Item 5, that the Company issued a press release announcing an internal investigation regarding trade reporting to energy publications in response to a Request for Information from the United States Commodity Futures Trading Commission and under Item 7, Exhibits.

Form 8-K dated April 21, 2003.

Reported under Items 9 and 12, that the Company issued a press release announcing expected first quarter 2003 earnings and under Item 7, Exhibits.

Form 8-K dated April 29, 2003.

Reported under Item 5, that the Company filed a Prospectus Supplement relating to the issuance and sale of the public offering of the Company’s common stock and under Item 7, Exhibits pertaining to the Prospectus Supplement.

Form 8-K dated May 6, 2003.

Reported under Item 7, Exhibits and Item 9, that the Company issued a press release announcing the declaration of dividends and quarterly results for the quarter ended March 31, 2003.

Form 8-K dated May 20, 2003.

Reported under Item 5, that the Company filed a Prospectus Supplement relating to the issuance and sale of the public offering of 6.5% Notes due 2013, and Item 7, Exhibits pertaining to the Prospectus Supplement.

BLACK HILLS CORPORATION

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/S/ Daniel P. Landguth Daniel P. Landguth, Chairman and Chief Executive Officer
/S/ Mark T. Thies Mark T. Thies, Executive Vice President and Chief Financial Officer

Dated: August 13, 2003

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 4.1	Indenture dated as of May 21, 2003 between the Company and LaSalle Bank National
Association, as Trustee.
Exhibit 4.2	First Supplemental Indenture dated as of May 21, 2003 between the Company and LaSalle
Bank National Association, as Trustee.
Exhibit 31.1	Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as
adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as
adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.