Form 10-K/A
period 2011-12-31
BLACK HILLS CORP /SD/
filed 2012-03-01
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________

Commission File Number 001-31303
BLACK HILLS CORPORATION

Incorporated in South Dakota	625 Ninth Street	IRS Identification Number
	Rapid City, South Dakota 57701	46-0458824
Registrant's telephone number, including area code (605) 721-1700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common stock of $1.00 par value		New York Stock Exchange

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

EXPLANATORY NOTE

We filed the Annual Report on Form 10-K for the year ended December 31, 2011 for Black Hills Corporation (the “Company”) with the Securities and Exchange Commission on February 29, 2012 (the “Original Filing”).  We are filing this Amendment No. 1 on Form 10-K/A (“Amendment 1”) for the sole purpose of filing Exhibit 10.19, which was unintentionally omitted from the Original Filing.
Except as described above, no other changes have been made to the Original Filing, and this Amendment 1 does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits

Exhibit Number	Description
10.19†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.
____________________
†    Indicates a board of director or management compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS CORPORATION

		By:	/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer
Dated:	March 1, 2012

INDEX TO EXHIBITS

Exhibits

Exhibit Number	Description
10.19†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.
_________________________
†    Indicates a board of director or management compensatory plan.