Form 10-K/A
period 2012-12-31
BLACK HILLS CORP /SD/
filed 2013-08-30
CIK 1130464

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.
                At June 30, 2012                                  $1,169,775,169

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common stock, $1.00 par value	44,222,903	shares
Documents Incorporated by Reference
Portions of the Registrant's Definitive Proxy Statement being prepared for the solicitation of proxies in connection with the 2013 Annual Meeting of Stockholders to be held on April 23, 2013, are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

We filed the Annual Report on Form 10-K for the year ended December 31, 2012 for Black Hills Corporation (the “Company”) with the Securities and Exchange Commission (the "SEC") on February 25, 2013 (the “Original Filing”).  We are filing this Amendment No. 1 on Form 10-K/A (“Amendment 1”) for the sole purpose of filing a revised Exhibit 99 in response to SEC Staff comments. The revised Exhibit 99 reflects the following:

•	Correction of the names of the subsidiary covered by the report.

•
A table summarizing the total reserves of our three subsidiaries for which the net quantities of reserve and income data is now included in Exhibit 99. The original Exhibit 99 did not combine and summarize the reserves for these subsidiaries.

Except as described above, no other changes have been made to the Original Filing, and this Amendment 1 does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits

Exhibit Number	Description
23.2	Consent of Petroleum Engineer and Geologist

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

99	Report of Cawley, Gillespie & Associates, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS CORPORATION

		By:	/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer
Dated:	August 29, 2013

INDEX TO EXHIBITS

Exhibits

Exhibit Number	Description
23.2	Consent of Petroleum Engineer and Geologist

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

99	Report of Cawley, Gillespie & Associates, Inc.