Form 10-Q
period 2013-09-30
BLACK HILLS CORP /SD/
filed 2013-11-05
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common stock, $1.00 par value	44,485,101	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
Basin Electric	Basin Electric Power Cooperative
Bbl	Barrel
BHC	Black Hills Corporation; the Company
BHEP
Black Hills Exploration and Production, Inc., a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, and Black Hills Gas Resources, Inc. and Black Hills Plateau Production, LLC, direct wholly-owned subsidiaries of Black Hills Exploration and Production, Inc.

Black Hills Electric Generation	Black Hills Electric Generation, LLC, representing our Power Generation segment, a direct wholly-owned subsidiary of Black Hills Non-regulated Holdings
Black Hills Energy	The name used to conduct the business of Black Hills Utility Holdings, Inc., and its subsidiaries
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Power	Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Wyoming	Black Hills Wyoming, LLC, a direct, wholly-owned subsidiary of Black Hills Electric Generation
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation
Cheyenne Prairie	Cheyenne Prairie Generating Station, a 132 megawatt generating facility, currently being constructed in Cheyenne, Wyo. by Cheyenne Light and Black Hills Power.
Colorado Electric	Black Hills Colorado Electric Utility Company, LP (doing business as Black Hills Energy), an indirect, wholly-owned subsidiary of Black Hills Utility Holdings
Colorado IPP	Black Hills Colorado IPP, LLC a direct wholly-owned subsidiary of Black Hills Electric Generation
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

Conflict Minerals	As defined by Dodd-Frank, conflict minerals are cassiterite, columbite-tantalite, gold and wolframite that are mined in the Democratic Republic of the Congo or surrounding countries
CPCN	Certificate of Public Convenience and Necessity
CPUC	Colorado Public Utilities Commission

CTII	The 40 megawatt Gillette CT, a simple-cycle, gas-fired combustion turbine owned by Black Hills Wyoming
CVA	Credit Valuation Adjustment, an adjustment to the measurement of derivatives to reflect the default risk of the counterparty.
De-designated interest rate swaps	The $250 million notional amount interest rate swaps that were originally designated as cash flow hedges under accounting for derivatives and hedges but were subsequently de-designated
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Dekatherm. A unit of energy equal to 10 therms or one million British thermal units (MMBtu)
Enserco	Enserco Energy Inc., representing our Energy Marketing segment, sold Feb. 29, 2012
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
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

Iowa Gas	Black Hills Iowa Gas Utility Company, LLC (doing business as Black Hills Energy), a direct, wholly-owned subsidiary of Black Hills Utility Holdings
IPP	Independent power producer
IRS	United States Internal Revenue Service
IUB	Iowa Utilities Board
Kansas Gas	Black Hills Kansas Gas Utility Company, LLC (doing business as Black Hills Energy), a direct, wholly-owned subsidiary of Black Hills Utility Holdings
LIBOR	London Interbank Offered Rate
LOE	Lease Operating Expense
Mcf	Thousand cubic feet of natural gas
Mcfe	Thousand cubic feet equivalent. Natural gas liquid is converted by dividing gallons by 7. Crude oil is converted by multiplying barrels by 6.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MWh	Megawatt-hour

NGL	Natural Gas Liquids. One gallon equals 1/7 Mcfe
NOL	Net Operating Loss
OTC	Over-the-counter
PPA	Power Purchase Agreement
PSCo	Public Service Company of Colorado
Revolving Credit Facility	Our $500 million credit facility which matures in 2017
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
WPSC	Wyoming Public Service Commission

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
	(in thousands, except per share and per share amounts)

Revenue	$259,907	$246,808	$920,404	$855,022

Operating expenses:
Utilities -
Fuel, purchased power and cost of gas sold	71,503	62,582	338,848	283,217
Operations and maintenance	66,061	59,398	196,728	183,721
Non-regulated energy operations and maintenance	20,484	22,466	62,703	65,774
Gain on sale of operating assets	—	(27,285)	—	(27,285)
Depreciation, depletion and amortization	36,135	41,408	106,068	121,398
Taxes - property, production and severance	10,068	10,213	30,517	31,201
Impairment of long-lived assets	—	—	—	26,868
Other operating expenses	90	216	1,091	1,679
Total operating expenses	204,341	168,998	735,955	686,573

Operating income	55,566	77,810	184,449	168,449

Other income (expense):
Interest charges -
Interest expense incurred (including amortization of debt issuance costs, premiums and discounts and realized settlements on interest rate swaps)	(23,840)	(27,475)	(70,881)	(85,151)
Allowance for funds used during construction - borrowed	347	1,127	831	2,608
Capitalized interest	273	175	811	467
Unrealized gain (loss) on interest rate swaps, net	3,144	605	29,393	(2,902)
Interest income	565	364	1,325	1,428
Allowance for funds used during construction - equity	85	196	327	668
Other income (expense), net	318	(287)	1,197	2,073
Total other income (expense), net	(19,108)	(25,295)	(36,997)	(80,809)

Income (loss) from continuing operations before earnings (loss) of unconsolidated subsidiaries and income taxes	36,458	52,515	147,452	87,640
Equity in earnings (loss) of unconsolidated subsidiaries	—	22	(86)	(12)
Income tax benefit (expense)	(13,334)	(17,914)	(50,527)	(30,057)
Income (loss) from continuing operations	23,124	34,623	96,839	57,571
Income (loss) from discontinued operations, net of tax	—	(166)	—	(6,810)
Net income (loss) available for common stock	$23,124	$34,457	$96,839	$50,761

Earnings (loss) per share, Basic -
Income (loss) from continuing operations, per share	$0.52	$0.79	$2.19	$1.31
Income (loss) from discontinued operations, per share	—	—	—	(0.16)
Total income (loss) per share, Basic	$0.52	$0.79	$2.19	$1.15
Earnings (loss) per share, Diluted -
Income (loss) from continuing operations, per share	$0.52	$0.78	$2.18	$1.31
Income (loss) from discontinued operations, per share	—	—	—	(0.16)
Total income (loss) per share, Diluted	$0.52	$0.78	$2.18	$1.15
Weighted average common shares outstanding:
Basic	44,201	43,847	44,143	43,792
Diluted	44,457	44,108	44,395	44,026

Dividends paid per share of common stock	$0.380	$0.370	$1.140	$1.110

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
	(in thousands)

Net income (loss) available for common stock	$23,124	$34,457	$96,839	$50,761

Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives designated as cash flow hedges (net of tax (expense) benefit of $964 and $1,204 for the three months ended 2013 and 2012 and $(93) and $1,092 for the nine months ended 2013 and 2012, respectively)	(2,083)	(3,591)	134	(3,004)
Reclassification adjustments related to defined benefit plan (net of tax of $(220) for the three months ended 2013 and $(663) for the nine months ended 2013)	417	—	1,238	—
Reclassification adjustments for cash flow hedges settled and included in net income (loss) (net of tax (expense) benefit of $(586) and $13 for the three months ended 2013 and 2012 and $(1,469) and $890 for the nine months ended 2013 and 2012, respectively)	1,426	28	3,095	(1,333)
Other comprehensive income (loss), net of tax	(240)	(3,563)	4,467	(4,337)

Comprehensive income (loss) available for common stock	$22,884	$30,894	$101,306	$46,424

See Note 7 for additional disclosures.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,637	$15,462	$247,192
Restricted cash and equivalents	6,782	7,916	7,302
Accounts receivable, net	114,137	163,698	104,482
Materials, supplies and fuel	95,230	77,643	80,900
Derivative assets, current	126	3,236	16,063
Income tax receivable, net	4,539	—	11,869
Deferred income tax assets, net, current	37,163	77,231	33,681
Regulatory assets, current	30,208	31,125	24,606
Other current assets	27,075	28,795	44,823
Total current assets	328,897	405,106	570,918

Investments	16,612	16,402	16,273

Property, plant and equipment	4,152,097	3,930,772	3,950,222
Less: accumulated depreciation and depletion	(1,258,450)	(1,188,023)	(1,253,808)
Total property, plant and equipment, net	2,893,647	2,742,749	2,696,414

Other assets:
Goodwill	353,396	353,396	353,396
Intangible assets, net	3,453	3,620	3,675
Derivative assets, non-current	—	510	1,167
Regulatory assets, non-current	183,119	188,268	191,935
Other assets, non-current	22,116	19,420	19,850
Total other assets, non-current	562,084	565,214	570,023

TOTAL ASSETS	$3,801,240	$3,729,471	$3,853,628

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

(unaudited)	As of
	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2012
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,077	$84,422	$69,138
Accrued liabilities	152,911	154,389	179,284
Derivative liabilities, current	65,944	96,541	86,509
Accrued income tax, net	—	4,936	—
Regulatory liabilities, current	14,707	13,628	10,705
Notes payable	138,300	277,000	225,000
Current maturities of long-term debt	255,694	103,973	328,310
Total current liabilities	704,633	734,889	898,946

Long-term debt, net of current maturities	955,979	938,877	942,950

Deferred credits and other liabilities:
Deferred income tax liabilities, net, non-current	403,772	385,908	338,194
Derivative liabilities, non-current	11,388	16,941	41,410
Regulatory liabilities, non-current	131,730	127,656	120,491
Benefit plan liabilities	169,448	167,397	167,690
Other deferred credits and other liabilities	133,341	125,294	129,630
Total deferred credits and other liabilities	849,679	823,196	797,415

Commitments and contingencies (See Notes 5, 8, 10 and 13)

Stockholders’ equity:
Common stock equity —
Common stock $1 par value; 100,000,000 shares authorized; issued 44,532,245; 44,278,189; and 44,250,588 shares, respectively	44,532	44,278	44,251
Additional paid-in capital	740,209	733,095	731,176
Retained earnings	539,030	492,869	478,459
Treasury stock, at cost – 47,127; 71,782; and 75,420 shares, respectively	(1,801)	(2,245)	(2,354)
Accumulated other comprehensive income (loss)	(31,021)	(35,488)	(37,215)
Total stockholders’ equity	1,290,949	1,232,509	1,214,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,801,240	$3,729,471	$3,853,628

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended Sept. 30,
	2013	2012
Operating activities:	(in thousands)
Net income (loss) available to common stock	$96,839	$50,761
(Income) loss from discontinued operations, net of tax	—	6,810
Income (loss) from continuing operations	96,839	57,571
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	106,068	121,398
Deferred financing cost amortization	3,209	5,301
Impairment of long-lived assets	—	26,868
Derivative fair value adjustments	275	(3,522)
Gain on sale of operating assets	—	(27,285)
Stock compensation	9,100	5,974
Unrealized (gain) loss on interest rate swaps, net	(29,393)	2,902
Deferred income taxes	54,865	28,718
Employee benefit plans	16,644	15,737
Other adjustments, net	9,434	2,837
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	(12,522)	3,085
Accounts receivable, unbilled revenues and other operating assets	28,762	56,301
Accounts payable and other current liabilities	(23,774)	(22,041)
Contributions to defined benefit pension plans	(12,500)	(25,000)
Other operating activities, net	4,759	(361)
Net cash provided by operating activities of continuing operations	251,766	248,483
Net cash provided by (used in) operating activities of discontinued operations	—	21,184
Net cash provided by operating activities	251,766	269,667

Investing activities:
Property, plant and equipment additions	(239,485)	(261,414)
Proceeds from sale of assets	—	268,482
Investment in notes receivable	—	(21,832)
Other investing activities	2,846	5,057
Net cash provided by (used in) investing activities of continuing operations	(236,639)	(9,707)
Proceeds from sale of discontinued business operations	—	108,837
Net cash provided by (used in) investing activities of discontinued operations	—	(824)
Net cash provided by (used in) investing activities	(236,639)	98,306

Financing activities:
Dividends paid on common stock	(50,678)	(48,904)
Common stock issued	3,606	3,835
Short-term borrowings - issuances	269,600	62,453
Short-term borrowings - repayments	(408,300)	(182,453)
Long-term debt - issuances	275,000	—
Long-term debt - repayments	(106,180)	(11,647)
Other financing activities	—	(2,833)
Net cash provided by (used in) financing activities of continuing operations	(16,952)	(179,549)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	(16,952)	(179,549)
Net change in cash and cash equivalents	(1,825)	188,424
Cash and cash equivalents, beginning of period	15,462	58,768	*
Cash and cash equivalents, end of period	$13,637	$247,192

*	Includes cash of discontinued operations of $37.1 million at Dec. 31, 2011.

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying Condensed Consolidated Financial Statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the Sept. 30, 2013, Dec. 31, 2012, and Sept. 30, 2012 financial information and are of a normal recurring nature. Certain industries in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements, as well as changes in market price. In particular, the normal peak usage season for electric utilities is June through August while the normal peak usage season for gas utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and nine months ended Sept. 30, 2013 and Sept. 30, 2012, and our financial condition as of Sept. 30, 2013, Dec. 31, 2012, and Sept. 30, 2012, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period. All earnings per share amounts discussed refer to diluted earnings per share unless otherwise noted.

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

Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, ASU 2013-10

In July 2013, the FASB issued an amendment to accounting for derivatives and hedges to permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes effective for new or re-designated hedging relationships entered into on or after July 17, 2013. The amendment also removed the restriction on using different benchmark rates for similar hedges. The initial adoption had no impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements and Legislation

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ASU 2013-11

In July 2013, the FASB issued an amendment to accounting for income taxes which provides guidance on financial statement presentation of an unrecognized tax benefit when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The objective in issuing this amendment is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the amendment, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain conditions. The amendment is effective for fiscal years beginning after Dec. 15, 2013, and interim periods within those years and should be applied to all unrecognized tax benefits that exist as of the effective date. The adoption of this standard is not expected to have an impact on our financial position, results of operations or cash flows.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, ASU 2013-04

In March 2013, the FASB issued new disclosure requirements for recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements including disclosure of the nature and amount of the obligations. The new disclosure requirements are effective for interim and annual periods beginning after Dec. 15, 2013. The amendment requires enhanced disclosures in the notes to financial statements, but will not have any other impact on our consolidated financial statements.

Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC Final Rule No. 34-67716

In August 2012, under Dodd-Frank, the SEC adopted new requirements for companies that manufacture or contract to manufacture products that contain certain minerals and metals, known as conflict minerals. The final rule requires all issuers that file reports with the SEC and use conflict minerals to report supply chain and sourcing information on an annual basis. These new requirements will require due diligence efforts in 2013, with initial disclosure requirements beginning in May 2014. Based on our preliminary analysis, we do not believe that our products contain conflict minerals as defined by the rule; however, our assessment process to determine whether conflict minerals are necessary to the functionality or production of any of our products is not complete.

Tangible Personal Property, IRS T.D. 9636

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. We continue to evaluate what impact the adoption of the regulations will have on our consolidated financial statements. As of this date, we do not expect the adoption of the regulations to have a material impact on our consolidated financial statements.

(2)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow for the nine months ended are as follows (in thousands):

	Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012

Non-cash investing and financing activities from continuing operations—
Property, plant and equipment acquired with accrued liabilities	$47,214	$39,303
Increase (decrease) in capitalized assets associated with asset retirement obligations	$—	$3,806

Cash (paid) refunded during the period for continuing operations—
Interest (net of amounts capitalized)	$(57,175)	$(69,901)
Income taxes, net	$(4,924)	$425

(3)    MATERIALS, SUPPLIES AND FUEL

The following amounts by major classification are included in Materials, supplies and fuel in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Materials and supplies	$50,564	$43,397	$43,847
Fuel - Electric Utilities	6,384	8,589	8,289
Natural gas in storage held for distribution	38,282	25,657	28,764
Total materials, supplies and fuel	$95,230	$77,643	$80,900

(4)    ACCOUNTS RECEIVABLE

Following is a summary of Accounts receivable, net included in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	Accounts	Unbilled	Less Allowance for	Accounts
Sept. 30, 2013	Receivable, Trade	Revenue	Doubtful Accounts	Receivable, net
Electric Utilities	$49,254	$20,153	$(648)	$68,759
Gas Utilities	20,693	11,877	(542)	32,028
Power Generation	3	—	—	3
Coal Mining	2,677	—	—	2,677
Oil and Gas	8,463	—	(19)	8,444
Corporate	2,226	—	—	2,226
Total	$83,316	$32,030	$(1,209)	$114,137

	Accounts	Unbilled	Less Allowance for	Accounts
Dec. 31, 2012	Receivable, Trade	Revenue	Doubtful Accounts	Receivable, net
Electric Utilities	$54,482	$23,843	$(527)	$77,798
Gas Utilities	31,495	39,962	(222)	71,235
Power Generation	16	—	—	16
Coal Mining	2,247	—	—	2,247
Oil and Gas	11,622	—	(19)	11,603
Corporate	799	—	—	799
Total	$100,661	$63,805	$(768)	$163,698

	Accounts	Unbilled	Less Allowance for	Accounts
Sept. 30, 2012	Receivable, Trade	Revenue	Doubtful Accounts	Receivable, net
Electric Utilities	$46,802	$18,441	$(603)	$64,640
Gas Utilities	18,198	9,480	(204)	27,474
Power Generation	4	—	—	4
Coal Mining	1,540	—	—	1,540
Oil and Gas	10,272	—	(105)	10,167
Corporate	657	—	—	657
Total	$77,473	$27,921	$(912)	$104,482

(5)    NOTES PAYABLE AND LONG-TERM DEBT

We had the following notes payable outstanding in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	Sept. 30, 2013		Dec. 31, 2012		Sept. 30, 2012
	Balance Outstanding	Letters of Credit	Balance Outstanding	Letters of Credit	Balance Outstanding	Letters of Credit
Revolving Credit Facility	$138,300	$53,137	$127,000	$36,300	$75,000	$36,300
Term Loan due June 2013	—	—	150,000	—	150,000	—
Total	$138,300	$53,137	$277,000	$36,300	$225,000	$36,300

Replacement of Notes Payable and Long-Term Term Loan

On June 21, 2013, we entered into a new $275 million term loan expiring on June 19, 2015. The proceeds from this new term loan repaid the $150 million term loan due on June 24, 2013, the $100 million corporate term loan due on Sept. 30, 2013, and $25 million in short-term borrowing under our Revolving Credit Facility. At Sept. 30, 2013, the cost of borrowing under this new term loan was 1.3125 percent (LIBOR plus a margin of 1.125 percent). The covenants of the new term loan are substantially the same as the Revolving Credit Facility.

Debt Covenants

Our Revolving Credit Facility and our new Term Loan require compliance with the following financial covenant at the end of each quarter (dollars in thousands):

	As of
	Sept. 30, 2013	Covenant Requirement
Recourse Leverage Ratio	52.0%	Less than	65.0%

As of Sept. 30, 2013, we were in compliance with this covenant.

(6)    EARNINGS PER SHARE

A reconciliation of share amounts used to compute Earnings (loss) per share in the accompanying Condensed Consolidated Statements of Income (loss) is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012

Income (loss) from continuing operations	$23,124	$34,623	$96,839	$57,571

Weighted average shares - basic	44,201	43,847	44,143	43,792
Dilutive effect of:
Restricted stock	131	175	137	159
Stock options	13	12	13	14
Other dilutive effects	112	74	102	61
Weighted average shares - diluted	44,457	44,108	44,395	44,026

The following outstanding securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Stock options	—	77	9	101
Restricted stock	—	61	—	53
Other stock	—	—	—	19
Anti-dilutive shares	—	138	9	173

(7)	OTHER COMPREHENSIVE INCOME (LOSS)

The components of the reclassification adjustments, net of tax, included in Other Comprehensive Income (Loss) for the periods were as follows (in thousands):

	Location on the Condensed Consolidated Statements of Income (Loss)	Amount Reclassified from AOCI
		Three Months Ended		Nine Months Ended
		Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Gains (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$1,844	$1,853	$5,460	$5,518
Commodity contracts	Revenue	168	(1,838)	(896)	(7,741)
		2,012	15	4,564	(2,223)
Income tax	Income tax benefit (expense)	(586)	13	(1,469)	890
Reclassification adjustments related to cash flow hedges, net of tax		$1,426	$28	$3,095	$(1,333)

Amortization of defined benefit plans:
Prior service cost	Utilities - Operations and maintenance	$(31)	$—	$(93)	$—
	Non-regulated energy operations and maintenance	(32)	—	(96)	—

Actuarial gain (loss)	Utilities - Operations and maintenance	425	—	1,267	—
	Non-regulated energy operations and maintenance	275	—	823	—
		637	—	1,901	—
Income tax	Income tax benefit (expense)	(220)	—	(663)	—
Reclassification adjustments related to defined benefit plans, net of tax		$417	$—	$1,238	$—

Balances by classification included within Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges	Employee Benefit Plans	Total
Balance as of Dec. 31, 2011	$(13,802)	$(19,076)	$(32,878)
Other comprehensive income (loss), net of tax	(166)	—	(166)
Balance as of March 31, 2012	(13,968)	(19,076)	(33,044)
Other comprehensive income (loss), net of tax	(608)	—	(608)
Balance as of June 30, 2012	(14,576)	(19,076)	(33,652)
Other comprehensive income (loss), net of tax	(3,563)	—	(3,563)
Ending Balance Sept. 30, 2012	$(18,139)	$(19,076)	$(37,215)

Balance as of Dec. 31, 2012	$(15,713)	$(19,775)	$(35,488)
Other comprehensive income (loss), net of tax	(1,193)	457	(736)
Balance as of March 31, 2013	(16,906)	(19,318)	(36,224)
Other comprehensive income (loss), net of tax	5,079	364	5,443
Balance as of June 30, 2013	(11,827)	(18,954)	(30,781)
Other comprehensive income (loss), net of tax	(657)	417	(240)
Ending Balance Sept. 30, 2013	$(12,484)	$(18,537)	$(31,021)

(8)    EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The components of net periodic benefit cost for the Defined Benefit Pension Plans were as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Service cost	$1,608	$1,431	$4,824	$4,291
Interest cost	3,825	3,688	11,475	11,062
Expected return on plan assets	(4,654)	(4,084)	(13,962)	(12,252)
Prior service cost	16	22	48	66
Net loss (gain)	3,062	2,408	9,186	7,224
Net periodic benefit cost	$3,857	$3,465	$11,571	$10,391

Non-pension Defined Benefit Postretirement Healthcare Plans

The components of net periodic benefit cost for the Non-pension Defined Benefit Postretirement Healthcare Plans were as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Service cost	$419	$402	$1,257	$1,206
Interest cost	417	523	1,251	1,569
Expected return on plan assets	(20)	(19)	(60)	(57)
Prior service cost (benefit)	(125)	(125)	(375)	(375)
Net loss (gain)	121	222	363	666
Net periodic benefit cost	$812	$1,003	$2,436	$3,009

Supplemental Non-qualified Defined Benefit and Defined Contribution Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit and Defined Contribution Plans were as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Service cost	$348	$243	$1,044	$735
Interest cost	332	331	996	993
Prior service cost	1	1	3	3
Net loss (gain)	198	202	594	606
Net periodic benefit cost	$879	$777	$2,637	$2,337

Contributions

We anticipate that we will make contributions to the benefit plans during 2013 and 2014. Contributions to the Defined Benefit Pension Plans are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plan are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Contributions Made	Contributions Made	Additional
	Three Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2013	Contributions Anticipated for 2013	Contributions Anticipated for 2014
Defined Benefit Pension Plans	$12,500	$12,500	$—	$12,500
Non-pension Defined Benefit Postretirement Healthcare Plans	$784	$2,352	$784	$3,350
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$322	$966	$322	$1,463

(9)    BUSINESS SEGMENT INFORMATION

Segment information and Corporate activities included in the accompanying Condensed Consolidated Statements of Income (Loss) were as follows (in thousands):

Three Months Ended Sept. 30, 2013	External Operating Revenue	Intercompany Operating Revenue	Income (Loss) from Continuing Operations
Utilities:
Electric	$169,401	$2,003	$15,097
Gas	67,792	—	(1,450)
Non-regulated Energy:
Power Generation	1,575	20,393	6,707
Coal Mining	6,713	8,604	2,142
Oil and Gas	14,426	—	(1,682)
Corporate activities (a)	—	—	2,310
Intercompany eliminations	—	(31,000)	—
Total	$259,907	$—	$23,124

Three Months Ended Sept. 30, 2012	External Operating Revenue	Intercompany Operating Revenue	Income (Loss) from Continuing Operations
Utilities:
Electric	$151,281	$3,736	$14,573
Gas	63,435	—	3
Non-regulated Energy:
Power Generation	1,256	19,695	5,128
Coal Mining	6,108	8,567	1,690
Oil and Gas (b)	24,728	—	17,389
Corporate activities (a)	—	—	(4,160)
Intercompany eliminations	—	(31,998)	—
Total	$246,808	$—	$34,623

Nine Months Ended Sept. 30, 2013	External Operating Revenues	Intercompany Operating Revenues	Income (Loss) from Continuing Operations
Utilities:
Electric	$482,222	$9,844	$38,063
Gas	373,440	—	20,225
Non-regulated Energy:
Power Generation	3,628	58,825	17,382
Coal Mining	19,530	23,688	5,180
Oil and Gas	41,584	—	(3,699)
Corporate (a)	—	—	19,688
Intercompany eliminations	—	(92,357)	—
Total	$920,404	$—	$96,839

Nine Months Ended Sept. 30, 2012	External Operating Revenues	Intercompany Operating Revenues	Income (Loss) from Continuing Operations
Utilities:
Electric	$451,974	$11,946	$37,478
Gas	314,343	—	16,369
Non-regulated Energy:
Power Generation	3,193	56,119	15,968
Coal Mining	18,518	24,273	3,924
Oil and Gas (b)	66,994	—	(2,219)
Corporate (a)(c)	—	—	(13,949)
Intercompany eliminations	—	(92,338)	—
Total	$855,022	$—	$57,571
__________

(a)
Income (loss) from continuing operations includes a $2.0 million and a $19.1 million net after-tax non-cash mark-to-market gain on certain interest rate swaps for the three and nine months ended Sept. 30, 2013, respectively, and a $0.4 million after-tax non-cash mark-to-market gain and a $1.9 million net after-tax non-cash mark-to-market loss for the three and nine months ended Sept. 30, 2012, respectively, for those same interest rate swaps.

(b)
Income (loss) from continuing operations for the nine months ended Sept. 30, 2012, includes a $17.3 million non-cash after-tax ceiling test impairment charge. Income (loss) from continuing operations for the three and nine months ended Sept. 30, 2012, includes an after-tax gain of $17.7 million relating to the sale of the Williston Basin assets. See Notes 14 and 15 for further information.

(c)
Certain indirect corporate costs and inter-segment interest expense after-tax totaling $1.6 million for the nine months ended Sept. 30, 2012, were included in the Corporate activities in continuing operations and were not reclassified as discontinued operations.

Segment information and Corporate balances included in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

Total Assets (net of inter-company eliminations) as of:	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Utilities:
Electric (a)	$2,464,123	$2,387,458	$2,302,951
Gas	757,746	765,165	710,099
Non-regulated Energy:
Power Generation (a)	102,331	119,170	119,489
Coal Mining	82,155	83,810	90,444
Oil and Gas	264,785	258,460	263,088
Corporate activities	130,100	115,408	367,557
Total assets	$3,801,240	$3,729,471	$3,853,628
__________

(a)
The PPA pertaining to the portion of the Pueblo Airport Generation Station owned by Colorado IPP that supports Colorado Electric customers is accounted for as a capital lease. Therefore, assets owned by the Power Generation segment are included in Total assets of Electric Utilities Segment under this accounting for a capital lease.

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

Market Risk

Market risk is the potential loss that might occur as a result of an adverse change in market price or rate. We are exposed to the following market risks including, but not limited to:

•	Commodity price risk associated with our natural long position in crude oil and natural gas reserves and production and our fuel procurement for certain of our gas-fired generation assets; and

•	Interest rate risk associated with our variable rate debt, including our project financing floating rate debt and our other short-term and long-term debt instruments.

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

As of Sept. 30, 2013, our credit exposure included a $1.3 million exposure to a non-investment grade energy marketing company. The remainder of our credit exposure was concentrated primarily among retail utility customers, investment grade rated companies, cooperative utilities and federal agencies. Our derivative and hedging activities recorded in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Comprehensive Income (Loss) are detailed below and in Note 11.

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

The derivatives were marked to fair value and were recorded as Derivative assets or Derivative liabilities on the accompanying Condensed Consolidated Balance Sheets. The effective portion of the gain or loss on these derivatives for which we have elected cash flow hedge accounting is reported in AOCI in the accompanying Condensed Consolidated Balance Sheets and the ineffective portion, if any, is reported in Revenue in the accompanying Condensed Consolidated Statements of Income (Loss).

The contract or notional amounts, terms of our commodity derivatives, and the derivative balances for our Oil and Gas segment reflected on the Condensed Consolidated Balance Sheet were as follows (dollars in thousands) as of:

	Sept. 30, 2013		Dec. 31, 2012		Sept. 30, 2012
	Crude oil futures, swaps and options	Natural gas futures and swaps	Crude oil futures, swaps and options	Natural gas futures and swaps	Crude oil futures, swaps and options	Natural gas futures and swaps
Notional (a)	499,500	9,874,000	528,000	8,215,500	537,000	7,455,250
Maximum terms in years (b)	0.25	0.08	1.00	0.75	1.00	1.00
Derivative assets, current	$13	$113	$1,405	$1,831	$1,651	$2,032
Derivative assets, non-current	$—	$—	$297	$170	$494	$39
Derivative liabilities, current	$98	$52	$847	$507	$527	$1,040
Derivative liabilities, non-current	$—	$—	$—	$—	$414	$141
__________

(a)	Crude oil in Bbls, natural gas in MMBtus.

(b)
Refers to the term of the derivative instrument. Assets and liabilities are classified as current/non-current based on the term of the hedged transaction and the corresponding settlement of the derivative instrument.

Based on market prices at Sept. 30, 2013, a $0.1 million gain would be reclassified from AOCI during the next 12 months. Estimated and actual realized gains or losses will change during future periods as market prices fluctuate.

Utilities

The operations of our utilities, including power purchase arrangements where our utilities must provide the generation fuel (tolling agreements), expose our utility customers to volatility in natural gas prices; therefore, as allowed or required by state utility commissions, we have entered into commission-approved hedging programs utilizing natural gas futures, options and basis swaps to reduce our customers’ underlying exposure to these fluctuations. These transactions are considered derivatives, and in accordance with accounting standards for derivatives and hedging, mark-to-market adjustments are recorded as Derivative assets or Derivative liabilities on the accompanying Condensed Consolidated Balance Sheets, net of balance sheet offsetting as permitted by GAAP. Unrealized and realized gains and losses, as well as option premiums and commissions on these transactions are recorded as Regulatory assets or Regulatory liabilities in the accompanying Condensed Consolidated Balance Sheets in accordance with state commission guidelines. Accordingly, the hedging activity is recognized in the Condensed Consolidated Statements of Income (Loss) or the Condensed Consolidated Statements of Comprehensive Income (Loss) when the related costs are recovered through our rates.

The contract or notional amounts and terms of the natural gas derivative commodity instruments held at our Utilities were as follows, as of:

	Sept. 30, 2013		Dec. 31, 2012		Sept. 30, 2012
	Notional (MMBtus)	Maximum Term (months)	Notional (MMBtus)	Maximum Term (months)	Notional (MMBtus)	Maximum Term (months)
Natural gas futures purchased	14,010,000	74	15,350,000	83	14,690,000	75
Natural gas options purchased	6,810,000	6	2,430,000	2	5,560,000	6
Natural gas basis swaps purchased	9,790,000	63	12,020,000	72	8,800,000	75

We had the following derivative balances related to the hedges in our Utilities reflected in our Condensed Consolidated Balance Sheet as of (in thousands):

	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Derivative assets, current	$—	$—	$12,380
Derivative assets, non-current	$—	$43	$634
Derivative liabilities, non-current	$—	$—	$4,527
Net unrealized (gain) loss included in Regulatory assets or Regulatory liabilities	$10,652	$9,596	$9,318

Financing Activities

We entered into floating-to-fixed interest rate swap agreements to reduce our exposure to interest rate fluctuations associated with our floating rate debt obligations. The contract or notional amounts, terms of our interest rate swaps and the interest rate swaps balances reflected on the Condensed Consolidated Balance Sheet were as follows (dollars in thousands) as of:

	Sept. 30, 2013		Dec. 31, 2012		Sept. 30, 2012
	Designated Interest Rate Swaps (a)	De-designated Interest Rate Swaps (b)	Designated Interest Rate Swaps (a)	De-designated Interest Rate Swaps (b)	Designated Interest Rate Swaps (a)	De-designated Interest Rate Swaps (b)
Notional	$150,000	$250,000	$150,000	$250,000	$150,000	$250,000
Weighted average fixed interest rate	5.04%	5.67%	5.04%	5.67%	5.04%	5.67%
Maximum terms in years	3.25	0.25	4.00	1.00	4.25	1.25
Derivative liabilities, current	$7,039	$58,755	$7,039	$88,148	$7,028	$77,914
Derivative liabilities, non-current	$11,388	$—	$16,941	$—	$18,660	$17,668
__________

(a)
These swaps have been designated to $75.0 million of borrowings on our Revolving Credit Facility and $75.0 million of borrowings on our project financing debt at Black Hills Wyoming. The swaps that hedge the variable rate debt at Black Hills Wyoming were transferred from BHC. Both BHC and Black Hills Wyoming are jointly and severally obligated for the swaps’ obligations. These swaps are priced using three-month LIBOR, matching the floating portion of the related swaps.

(b)
Maximum terms in years reflect the amended early termination dates. If the early termination dates are not extended, the swaps will require cash settlement based on the swap value on the termination date. If extended, de-designated swaps totaling $100.0 million notional terminate in approximately 5.25 years and de-designated swaps totaling $150.0 million notional terminate in approximately 15.25 years.

Collateral requirements based on our corporate credit rating apply to $50.0 million of our de-designated swaps. At our current credit ratings, we are required to post collateral for any amount by which the swaps’ negative mark-to-market fair value exceeds $20.0 million. If our senior unsecured credit rating drops to BB+ or below by S&P, or to Ba1 or below by Moody’s, we would be required to post collateral for the entire amount of the swaps’ negative mark-to-market fair value. We had approximately $6.0 million cash collateral posted at Sept. 30, 2013.

Based on Sept. 30, 2013, market interest rates and balances related to our designated interest rate swaps, a loss of approximately $7.0 million would be realized, reported in pre-tax earnings and reclassified from AOCI during the next 12 months. Estimated and actual realized gains or losses will change during future periods as market interest rates change.

(11)    FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The accounting guidance for fair value measurements requires certain disclosures about assets and liabilities measured at fair value. This guidance establishes a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels. We record transfers, if necessary, between levels at the end of the reporting period for all of our financial instruments. For additional information see Notes 1, 3 and 4 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K filed with the SEC.

Transfers into Level 3, if any, occur when significant inputs used to value the derivative instruments become less observable such as a significant decrease in the frequency and volume in which the instrument is traded, negatively impacting the availability of observable pricing inputs. Transfers out of Level 3, if any, occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery date of a transaction becomes shorter, positively impacting the availability of observable pricing inputs.

Valuation Methodologies for Derivatives

Oil and Gas Segment:

•
The commodity option contracts for our Oil and Gas segment are valued using the market approach and can include calls and puts. Fair value was derived using quoted prices from third party brokers for similar instruments as to quantity and timing. The prices are then validated through third party sources and therefore support Level 2 disclosure.

•
The commodity basis swaps for our Oil and Gas segment are valued using the market approach using the instrument’s current forward price strip hedged for the same quantity and date and discounted based on the three-month LIBOR. We utilize observable inputs which support Level 2 disclosure.

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

Recurring Fair Value Measurements

There have been no significant transfers between Level 1 and Level 2 derivative balances. Amounts included in cash collateral and counterparty netting in the following tables represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions, netting of asset and liability positions permitted in accordance with accounting standards for offsetting as well as cash collateral posted with the same counterparties.

The following tables set forth by level within the fair value hierarchy our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments. A discussion of fair value of financial instruments is included in Note 12:

	As of Sept. 30, 2013
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Oil and Gas
Options -- Oil	$—	$2	$—	$—	$2
Basis Swaps -- Oil	—	51	—	(40)	11
Options -- Gas	—	—	—	—	—
Basis Swaps -- Gas	—	1,752	—	(1,639)	113
Commodity derivatives — Utilities	—	2,351	—	(2,351)	—
Total	$13,637	$4,156	$—	$(4,030)	$126

Liabilities:
Commodity derivatives — Oil and Gas
Options -- Oil	$—	$142	$—	$(77)	$65
Basis Swaps -- Oil	—	1,318	—	(1,284)	34
Options -- Gas	—	—	—	—	—
Basis Swaps -- Gas	—	232	—	(181)	51
Commodity derivatives — Utilities	—	10,747	—	(10,747)	—
Interest rate swaps	—	83,142	—	(5,960)	77,182
Total	$—	$95,581	$—	$(18,249)	$77,332

	As of Dec. 31, 2012
	Level 1	Level 2	Level 3		Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Oil and Gas
Options -- Oil	$—	$378	$—		$—	$378
Basis Swaps -- Oil	—	1,325	—		—	1,325
Options -- Gas	—	—	—		—	—
Basis Swaps -- Gas	—	2,000	—		—	2,000
Commodity derivatives —Utilities	—	—	43	(a)	—	43
Total	$—	$3,703	$43		$—	$3,746

Liabilities:
Commodity derivatives — Oil and Gas
Options -- Oil	$—	$1,131	$—		$(336)	$795
Basis Swaps -- Oil	—	502	—		(450)	52
Options -- Gas	—	—	—		—	—
Basis Swaps -- Gas	—	1,127	—		(620)	507
Commodity derivatives — Utilities	—	10,162	—		(10,162)	—
Interest rate swaps	—	118,088	—		(5,960)	112,128
Total	$—	$131,010	$—		$(17,528)	$113,482
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

	As of Sept. 30, 2012
	Level 1	Level 2	Level 3		Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Oil and Gas
Options -- Oil	$—	$619	$—		$—	$619
Basis Swaps -- Oil	—	1,526	—		—	1,526
Options -- Gas	—	—	—		—	—
Basis Swaps -- Gas	—	2,071	—		—	2,071
Commodity derivatives — Utilities	—	(2,760)	34	(a)	15,740	13,014
Total	$—	$1,456	$34		$15,740	$17,230

Liabilities:
Commodity derivatives — Oil and Gas
Options -- Oil	$—	$885	$—		$—	$885
Basis Swaps -- Oil	—	56	—		—	56
Options -- Gas	—	—	—		—	—
Basis Swaps -- Gas	—	1,181	—		—	1,181
Commodity derivatives — Utilities	—	4,527	—		—	4,527
Interest rate swaps	—	124,580	—		(3,310)	121,270
Total	$—	$131,229	$—		$(3,310)	$127,919
__________

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

Fair Value Measures by Balance Sheet Classification

As required by accounting standards for derivatives and hedges, fair values within the following tables are presented on a gross basis reflecting the netting of asset and liability positions permitted in accordance with accounting standards for offsetting and under terms of our master netting agreements and the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions, however, the amounts do not include net cash collateral on deposit in margin accounts at Sept. 30, 2013, Dec. 31, 2012, and Sept. 30, 2012, to collateralize certain financial instruments, which are included in Derivative assets and/or Derivative liabilities. Therefore, the balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not agree with the amounts presented on our Condensed Consolidated Balance Sheets, nor will they correspond to the fair value measurements presented in Note 10.

The following tables present the fair value and balance sheet classification of our derivative instruments (in thousands):

As of Sept. 30, 2013
	Balance Sheet Location	Fair Value of Asset Derivatives	Fair Value of Liability Derivatives
Derivatives designated as hedges:
Commodity derivatives	Derivative assets — current	$846	$—
Commodity derivatives	Derivative assets — non-current	959	—
Commodity derivatives	Derivative liabilities — current	—	1,317
Commodity derivatives	Derivative liabilities — non-current	—	375
Interest rate swaps	Derivative liabilities — current	—	7,039
Interest rate swaps	Derivative liabilities — non-current	—	11,388
Total derivatives designated as hedges		$1,805	$20,119

Derivatives not designated as hedges:
Commodity derivatives	Derivative assets — current	$—	$—
Commodity derivatives	Derivative assets — non-current	—	—
Commodity derivatives	Derivative liabilities — current	—	1,795
Commodity derivatives	Derivative liabilities — non-current	—	6,601
Interest rate swaps	Derivative liabilities — current	—	64,715
Interest rate swaps	Derivative liabilities — non-current	—	—
Total derivatives not designated as hedges		$—	$73,111

As of Dec. 31, 2012
	Balance Sheet Location	Fair Value of Asset Derivatives	Fair Value of Liability Derivatives
Derivatives designated as hedges:
Commodity derivatives	Derivative assets — current	$2,874	$—
Commodity derivatives	Derivative assets — non-current	510	—
Commodity derivatives	Derivative liabilities — current	—	1,993
Commodity derivatives	Derivative liabilities — non-current	—	821
Interest rate swaps	Derivative liabilities — current	—	7,038
Interest rate swaps	Derivative liabilities — non-current	—	16,941
Total derivatives designated as hedges		$3,384	$26,793

Derivatives not designated as hedges:
Commodity derivatives	Derivative assets — current	$362	$—
Commodity derivatives	Derivative assets — non-current	—	—
Commodity derivatives	Derivative liabilities — current	1,180	4,957
Commodity derivatives	Derivative liabilities — non-current	406	5,153
Interest rate swaps	Derivative liabilities — current	—	94,108
Interest rate swaps	Derivative liabilities — non-current	—	—
Total derivatives not designated as hedges		$1,948	$104,218

As of Sept. 30, 2012
	Balance Sheet Location	Fair Value of Asset Derivatives	Fair Value of Liability Derivatives
Derivatives designated as hedges:
Commodity derivatives	Derivative assets — current	$3,263	$—
Commodity derivatives	Derivative assets — non-current	533	—
Commodity derivatives	Derivative liabilities — current	—	1,534
Commodity derivatives	Derivative liabilities — non-current	—	555
Interest rate swaps	Derivative liabilities — current	—	7,029
Interest rate swaps	Derivative liabilities — non-current	—	18,661
Total derivatives designated as hedges		$3,796	$27,779

Derivatives not designated as hedges:
Commodity derivatives	Derivative assets — current	$421	$3,361
Commodity derivatives	Derivative assets — non-current	—	(634)
Commodity derivatives	Derivative liabilities — current	—	33
Commodity derivatives	Derivative liabilities — non-current	—	4,527
Interest rate swaps	Derivative liabilities — current	—	77,913
Interest rate swaps	Derivative liabilities — non-current	—	20,977
Total derivatives not designated as hedges		$421	$106,177

Derivatives Offsetting

It is our policy to offset in our Condensed Consolidated Balance Sheets contracts which provide for legally enforceable netting of our accounts receivable and payable and derivative activities.

As required by accounting standards for derivatives and hedges, fair values within the following tables reconcile the gross amounts to the net amounts. Amounts included in Gross Amounts Offset on Condensed Consolidated Balance Sheets in the following tables includes the netting of asset and liability positions permitted in accordance with accounting standards for offsetting as well as the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral posted with the same counterparties. Additionally, the amounts reflect cash collateral on deposit in margin accounts at Sept. 30, 2013, Dec. 31, 2012, and Sept. 30, 2012, to collateralize certain financial instruments, which are included in Derivative assets and/or Derivative liabilities. Therefore, the gross amounts are not indicative of either our actual credit exposure or net economic exposure.

Offsetting of derivative assets and derivative liabilities on our Condensed Consolidated Balance Sheets was as follows:

	As of Sept. 30, 2013
Derivative Assets	Gross Amounts of Derivative Assets	Gross Amounts Offset on Condensed Consolidated Balance Sheets	Net Amount of Total Derivative Assets on Condensed Consolidated Balance Sheets
	(in thousands)
Subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	$40	$(40)	$—
Oil and Gas - Crude Options	—	—	—
Oil and Gas - Natural Gas Basis Swaps	1,639	(1,639)	—
Utilities	2,351	(2,351)	—
Total derivative assets subject to a master netting agreement or similar arrangement	4,030	(4,030)	—

Not subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	11	—	11
Oil and Gas - Crude Options	2	—	2
Oil and Gas - Natural Gas Basis Swaps	113	—	113
Utilities	—	—	—
Total derivative assets not subject to a master netting agreement or similar arrangement	126	—	126

Total derivative assets	$4,156	$(4,030)	$126

	As of Sept. 30, 2013
Derivative Liabilities	Gross Amounts of Derivative Liabilities	Gross Amounts Offset on Condensed Consolidated Balance Sheets	Net Amount of Total Derivative Liabilities on Condensed Consolidated Balance Sheets
	(in thousands)
Subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	$1,284	$(1,284)	$—
Oil and Gas - Crude Options	77	(77)	—
Oil and Gas - Natural Gas Basis Swaps	181	(181)	—
Utilities	10,747	(10,747)	—
Interest Rate Swaps	—	—	—
Total derivative liabilities subject to a master netting agreement or similar arrangement	12,289	(12,289)	—

Not subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	34	—	34
Oil and Gas - Crude Options	65	—	65
Oil and Gas - Natural Gas Basis Swaps	51	—	51
Utilities	—	—	—
Interest Rate Swaps	83,142	(5,960)	77,182
Total derivative liabilities not subject to a master netting agreement or similar arrangement	83,292	(5,960)	77,332

Total derivative liabilities	$95,581	$(18,249)	$77,332

	As of Dec. 31, 2012
Derivative Assets	Gross Amounts of Derivative Assets	Gross Amounts Offset on Condensed Consolidated Balance Sheets	Net Amount of Total Derivative Assets on Condensed Consolidated Balance Sheets
	(in thousands)
Subject to master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	$76	$—	$76
Oil and Gas - Crude Options	93	—	93
Oil and Gas - Natural Gas Basis Swaps	172	—	172
Utilities	1,629	(1,586)	43
Total derivative assets subject to a master netting agreement or similar arrangement	1,970	(1,586)	384

Not subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	1,249	—	1,249
Oil and Gas - Crude Options	285	—	285
Oil and Gas - Natural Gas Basis Swaps	1,828	—	1,828
Utilities	—	—	—
Total derivative assets not subject to a master netting agreement or similar arrangement	3,362	—	3,362

Total derivative assets	$5,332	$(1,586)	$3,746

	As of Dec. 31, 2012
Derivative Liabilities	Gross Amounts of Derivative Liabilities	Gross Amounts Offset on Condensed Consolidated Balance Sheets	Net Amount of Total Derivative Liabilities on Condensed Consolidated Balance Sheets
	(in thousands)
Subject to a master netting agreement or similar arrangement
Commodity derivative:
Oil and Gas - Crude Basis Swaps	$449	$(449)	$—
Oil and Gas - Crude Options	337	(337)	—
Oil and Gas - Natural Gas Basis Swaps	620	(620)	—
Utilities	10,162	(10,162)	—
Interest Rate Swaps	—	—	—
Total derivative liabilities subject to a master netting agreement or similar arrangement	11,568	(11,568)	—

Not subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	52	—	52
Oil and Gas - Crude Options	795	—	795
Oil and Gas - Natural Gas Basis Swaps	507	—	507
Utilities	—	—	—
Interest Rate Swaps	118,088	(5,960)	112,128
Total derivative liabilities not subject to a master netting agreement or similar arrangement	119,442	(5,960)	113,482

Total derivative liabilities	$131,010	$(17,528)	$113,482

	As of Sept. 30, 2012
Derivative Assets	Gross Amounts of Derivative Assets	Gross Amounts Offset on Condensed Consolidated Balance Sheets	Net Amount of Total Derivative Assets on Condensed Consolidated Balance Sheets
	(in thousands)
Subject to master netting agreements or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	$95	$—	$95
Oil and Gas - Crude Options	194	—	194
Oil and Gas - Natural Gas Basis Swaps	5	—	5
Utilities	(2,726)	15,740	13,014
Total derivative assets subject to a master netting agreement or similar arrangement	(2,432)	15,740	13,308

Not subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	1,431	—	1,431
Oil and Gas - Crude Options	425	—	425
Oil and Gas - Natural Gas Basis Swaps	2,066	—	2,066
Utilities	—	—	—
Total derivative assets not subject to a master netting agreement or similar arrangement	3,922	—	3,922

Total derivative assets	$1,490	$15,740	$17,230

	As of Sept. 30, 2012
Derivative Liabilities	Gross Amounts of Derivative Liabilities	Gross Amounts Offset on Condensed Consolidated Balance Sheets	Net Amount of Total Derivative Liabilities on Condensed Consolidated Balance Sheets
	(in thousands)
Subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	$—	$—	$—
Oil and Gas - Crude Options	—	—	—
Oil and Gas - Natural Gas Basis Swaps	—	—	—
Utilities	4,527	—	4,527
Interest Rate Swaps	—	—	—
Total derivative liabilities subject to a master netting agreement or similar arrangement	4,527	—	4,527

Not subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	56	—	56
Oil and Gas - Crude Options	885	—	885
Oil and Gas - Natural Gas Basis Swaps	1,181	—	1,181
Utilities	—	—	—
Interest Rate Swaps	124,580	(3,310)	121,270
Total derivative liabilities not subject to a master netting agreement or similar arrangement	126,702	(3,310)	123,392

Total derivative liabilities	$131,229	$(3,310)	$127,919

Derivative assets and derivative liabilities and collateral held by counterparty included in our Condensed Consolidated Balance Sheets were (in thousands):

		As of Sept. 30, 2013
			Gross Amounts Not Offset on Condensed Consolidated Balance Sheets
Contract Type		Net Amount of Total Derivative Assets	Cash Collateral Received	Net Amount with Counterparty
Asset:
Oil and Gas	Counterparty A	$—	$—	$—
Oil and Gas	Counterparty B	126	—	126
Utilities	Counterparty A	—	—	—
		$126	$—	$126

		As of Sept. 30, 2013
			Gross Amounts Not Offset on Condensed Consolidated Balance Sheets
Contract Type		Net Amount of Total Derivative Liabilities	Cash Collateral Posted	Net Amount with Counterparty
Liabilities
Oil and Gas	Counterparty A	$—	$(355)	$(355)
Oil and Gas	Counterparty B	150	—	150
Utilities	Counterparty A	—	(3,333)	(3,333)
Interest Rate Swap	Counterparty D	3,563	—	3,563
Interest Rate Swap	Counterparty E	19,993	—	19,993
Interest Rate Swap	Counterparty F	9,858	—	9,858
Interest Rate Swap	Counterparty G	20,138	—	20,138
Interest Rate Swap	Counterparty H	8,857	—	8,857
Interest Rate Swap	Counterparty I	14,773	—	14,773
		$77,332	$(3,688)	$73,644

		As of Dec. 31, 2012
			Gross Amounts Not Offset on Condensed Consolidated Balance Sheets
Contract Type		Net Amount of Total Derivative Assets	Cash Collateral Received	Net Amount with Counterparty
Assets:
Oil and Gas	Counterparty A	$341	$—	$341
Oil and Gas	Counterparty B	3,362	—	3,362
Utilities	Counterparty A	43	—	43
		$3,746	$—	$3,746

		As of Dec. 31, 2012
			Gross Amounts Not Offset on Condensed Consolidated Balance Sheets
Contract Type		Net Amount of Total Derivative Liabilities	Cash Collateral Posted	Net Amount with Counterparty
Liabilities:
Oil and Gas	Counterparty A	$—	$(1,787)	$(1,787)
Oil and Gas	Counterparty B	1,354	—	1,354
Utilities	Counterparty A	—	(4,354)	(4,354)
Interest Rate Swap	Counterparty D	4,588	—	4,588
Interest Rate Swap	Counterparty E	29,245	—	29,245
Interest Rate Swap	Counterparty F	12,721	—	12,721
Interest Rate Swap	Counterparty G	26,520	—	26,520
Interest Rate Swap	Counterparty H	16,809	—	16,809
Interest Rate Swap	Counterparty I	22,245	—	22,245
		$113,482	$(6,141)	$107,341

		As of Sept. 30, 2012
			Gross Amounts Not Offset on Condensed Consolidated Balance Sheets
Contract Type		Net Amount of Total Derivative Assets	Cash Collateral Received	Net Amount with Counterparty
Assets:
Oil and Gas	Counterparty A	$294	$(2,414)	$(2,120)
Oil and Gas	Counterparty B	3,922	—	3,922
Utilities	Counterparty A	13,014	—	13,014
		$17,230	$(2,414)	$14,816

		As of Sept. 30, 2012
			Gross Amounts Not Offset on Condensed Consolidated Balance Sheets
Contract Type		Net Amount of Total Derivative Liabilities	Cash Collateral Posted	Net Amount with Counterparty
Liabilities:
Oil and Gas	Counterparty A	$—	$—	$—
Oil and Gas	Counterparty B	2,122	—	2,122
Utilities	Counterparty A	4,527	—	4,527
Interest Rate Swap	Counterparty D	4,903	—	4,903
Interest Rate Swap	Counterparty E	31,147	—	31,147
Interest Rate Swap	Counterparty F	13,554	—	13,554
Interest Rate Swap	Counterparty G	27,610	—	27,610
Interest Rate Swap	Counterparty H	20,331	—	20,331
Interest Rate Swap	Counterparty I	23,725	—	23,725
		$127,919	$—	$127,919

A description of our derivative activities is included in Note 10. The following tables present the impact that derivatives had on our Condensed Consolidated Statements of Income (Loss).

Cash Flow Hedges

The impacts of cash flow hedges on our Condensed Consolidated Statements of Income (Loss) were as follows (in thousands):

Three Months Ended Sept. 30, 2013
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Reclassified Gain/(Loss) from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(907)	Interest expense	$(1,844)		$—
Commodity derivatives	(2,140)	Revenue	(168)		—
Total	$(3,047)		$(2,012)		$—

Three Months Ended Sept. 30, 2012
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Reclassified Gain/(Loss) from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(1,684)	Interest expense	$(1,853)		$—
Commodity derivatives	(3,111)	Revenue	1,838		—
Total	$(4,795)		$(15)		$—

Nine Months Ended Sept. 30, 2013
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Reclassified Gain/(Loss) from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$141	Interest expense	$(5,460)		$—
Commodity derivatives	86	Revenue	896		—
Total	$227		$(4,564)		$—

Nine Months Ended Sept. 30, 2012
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Reclassified Gain/(Loss) from AOCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate swaps	$(4,697)	Interest expense	$(5,518)		$—
Commodity derivatives	601	Revenue	7,741		—
Total	$(4,096)		$2,223		$—

Derivatives Not Designated as Hedge Instruments

The impacts of derivative instruments not designated as hedge instruments on our Condensed Consolidated Statements of Income (Loss) were as follows (in thousands):

		Three Months Ended	Nine Months Ended
		Sept. 30, 2013	Sept. 30, 2013
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
Interest rate swaps - unrealized	Unrealized gain (loss) on interest rate swaps, net	$3,144	$29,393
Interest rate swaps - realized	Interest expense	(3,300)	(10,056)
		$(156)	$19,337

		Three Months Ended	Nine Months Ended
		Sept. 30, 2012	Sept. 30, 2012
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
Interest rate swaps - unrealized	Unrealized gain (loss) on interest rate swaps, net	$605	$(2,902)
Interest rate swaps - realized	Interest expense	(3,250)	(9,697)
Commodity derivatives	Revenue	(14)	(14)
		$(2,659)	$(12,613)

(12)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments, excluding derivatives which are presented in Note 11, were as follows (in thousands) as of:

	Sept. 30, 2013		Dec. 31, 2012		Sept. 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$13,637	$13,637	$15,462	$15,462	$247,192	$247,192
Restricted cash and equivalents (a)	$6,782	$6,782	$7,916	$7,916	$7,302	$7,302
Notes receivable included in Other current assets(a)	$—	$—	$—	$—	$21,832	$21,832
Notes payable (a)	$138,300	$138,300	$277,000	$277,000	$225,000	$225,000
Long-term debt, including current maturities (b)	$1,211,673	$1,325,729	$1,042,850	$1,231,559	$1,271,260	$1,471,932
__________

(a)
Carrying value approximates fair value due to either the short-term length of maturity or variable interest rates that approximate prevailing market rates, and therefore is classified in Level 1 in the fair value hierarchy.

(b)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy.

(13)    COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 19 of our Notes to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K except for those described below.

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

Purchase and Sale Agreement

On May 6, 2013, Black Hills Wyoming entered into an agreement to sell its 40 megawatt CTII natural gas-fired generating unit to the City of Gillette, Wyo. for approximately $22 million, subject to closing adjustments. The sale is expected to close in August 2014 upon the expiration of an existing power sales agreement with Cheyenne Light under which Black Hills Wyoming sells the output of the CTII to Cheyenne Light. The sale is subject to FERC approval and certain other requirements included in the contract.

Other Commitments

Construction of Cheyenne Prairie, a 132 megawatt natural gas-fired electric generating facility jointly owned by Cheyenne Light and Black Hills Power is expected to cost approximately $222 million. Construction is expected to be completed by Sept. 30, 2014. As of Sept. 30, 2013, committed contracts for equipment purchases and for construction were 94 percent and 67 percent complete, respectively.

Oil Creek Fire

On June 29, 2012, a forest and grassland fire occurred in the western Black Hills. Black Hills Power subsequently received written damage claims from the State of Wyoming and one landowner seeking recovery for alleged injury to timber, grass, fencing, fire suppression and rehabilitation costs of approximately $8 million. On April 16, 2013, thirty-four private landowners filed suit in United States District Court for the District of Wyoming, asserting similar claims, based upon allegations of negligence, common law nuisance and trespass. The suit seeks recovery of both actual and punitive damages in an unspecified amount. Our investigation into the cause and origin of the fire is pending. We expect to deny and will vigorously defend all claims arising out of the lawsuit, pending the completion of our investigation. Given the uncertainty of litigation, however, a loss related to the fire and the litigation is reasonably possible. We cannot reasonably estimate the amount of a potential loss because our investigation is ongoing. Further claims may be presented by other parties. We cannot predict the outcome of our investigation, the viability of alleged claims or the outcome of the litigation. Based on information currently available, however, management does not expect the claims, if determined adversely to us, to have a material adverse effect on our financial condition or results of operations.

Sale of Enserco Energy Inc.

After the sale of Enserco, our Energy Marketing segment, on Feb. 29, 2012, and pursuant to the provisions of the Stock Purchase Agreement, the buyer requested purchase price adjustments, which we disputed. The buyer filed a petition in the Colorado District Court for the City and County of Denver, Colo., seeking an order compelling binding arbitration on all of the disputed claims. Following a hearing in July 2013, the court entered an order remanding all but one of the disputed adjustment claims to arbitration. We continue to dispute the validity of the adjustment claims within the arbitration process, which we expect will conclude before the end of 2013.

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

Due to our holding company structure, substantially all of our operating cash flows are provided by dividends paid or distributions made by our subsidiaries. The cash to pay dividends to our stockholders is derived from these cash flows. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by our subsidiaries. The following restrictions on distributions from our subsidiaries existed at Sept. 30, 2013:

•
Our utilities are generally limited to the amount of dividends allowed to be paid to us as a utility holding company under the Federal Power Act and settlement agreements with state regulatory jurisdictions. As of Sept. 30, 2013, the restricted net assets at our Utilities Group were approximately $148.6 million.

•	As required by a covenant in the Black Hills Wyoming project financing, Black Hills Non-regulated Holdings has maintained restricted shareholders’ equity of at least $100 million.

Guarantees

As of Dec. 31, 2012, the Company had provided a guarantee for up to $33.3 million for Colorado Electric’s performance and payment obligations relating to the purchase of wind turbines for the Colorado Electric Busch Ranch project completed in 2012. The guarantee expired March 29, 2013, upon fulfillment of all contractual obligations.

A guarantee of $7.5 million to Cross Timbers Energy Services for the performance and payment obligation of Black Hills Utility Holdings for natural gas supply purchases expired on June 30, 2013, and was converted to a letter of credit for $5 million as a replacement to this guarantee.

(14)    SALE OF ASSETS

Oil and Gas

On Sept. 27, 2012, our Oil and Gas segment sold a majority of its Bakken and Three Forks shale assets in the Williston Basin of North Dakota. An effective date of July 1, 2012, was used to determine the sales price.

Our Oil and Gas segment follows the full-cost method of accounting for oil and gas activities. Typically, this methodology does not allow for gain or loss on sale and proceeds from sale are credited against the full cost pool. Gain or loss recognition is allowed when such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Williston Basin asset sale significantly altered the relationship and accordingly we recorded a gain of $27.3 million with the remainder of the proceeds recorded as a reduction in the full cost pool. This reduction in the full cost pool temporarily decreased the depreciation, depletion and amortization rate.

Net cash proceeds, subsequent to the true-up of all post-closing adjustments, were as follows (in thousands):

Cash proceeds received on date of sale	$243,314

Adjustments to proceeds:
Final post close adjustments	2,793
Transaction adviser fees	(1,400)
Payment for contractual obligation related to "back-in" fee *	(16,847)

Final net cash proceeds	$227,860
_____________

*	Required payment, triggered by the sale of the property, arising from a contractual obligation contained in the original participation agreement with the property operator.

Electric Utilities

On Sept. 18, 2012, Colorado Electric completed the sale of an undivided 50 percent ownership interest in the 29 megawatt Busch Ranch Wind project to AltaGas for $25 million. Colorado Electric retains the remaining undivided interest and is the operator of this jointly owned facility. Commercial operation of the newly constructed wind farm was achieved on Oct. 16, 2012.

(15)    IMPAIRMENT OF LONG-LIVED ASSETS

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

As a result of continued low commodity prices during the second quarter of 2012, we recorded a $26.9 million non-cash impairment of oil and gas assets included in our Oil and Gas segment as of Sept. 30, 2012. In determining the ceiling value of our assets, we utilized the average of the quoted prices from the first day of each month from the previous 12 months. For natural gas, the average NYMEX price was $3.15 per Mcf, adjusted to $2.66 per Mcf at the wellhead; for crude oil, the average NYMEX price was $95.67 per barrel, adjusted to $85.36 per barrel at the wellhead.

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

Certain industries in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements, as well as changes in market prices. In particular, the normal peak usage season for electric utilities is June through August while the normal peak usage season for gas utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and nine months ended Sept. 30, 2013 and 2012, and our financial condition as of Sept. 30, 2013, Dec. 31, 2012, and Sept. 30, 2012, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

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

Results of Operations

Executive Summary, Significant Events and Overview

Three Months Ended Sept. 30, 2013 Compared to Three Months Ended Sept. 30, 2012. Income from continuing operations for the three months ended Sept. 30, 2013 was $23.1 million, or $0.52 per share, compared to Income from continuing operations of $34.6 million, or $0.78 per share, reported for the same period in 2012. Net income for the three months ended Sept. 30, 2013 was $23.1 million, or $0.52 per share, compared to Net income of $34.5 million, or $0.78 per share, for the same period in 2012.

Nine Months Ended Sept. 30, 2013 Compared to Nine Months Ended Sept. 30, 2012. Income from continuing operations for the nine months ended Sept. 30, 2013 was $96.8 million, or $2.18 per share, compared to Income from continuing operations of $57.6 million, or $1.31 per share, reported for the same period in 2012. Net income for the nine months ended Sept. 30, 2013 was $96.8 million, or $2.18 per share, compared to Net income of $50.8 million, or $1.15 per share, for the same period in 2012.

The following table summarizes select financial results by operating segment and details significant items (in thousands):

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2013	2012	Variance	2013	2012	Variance
Revenue
Utilities	$239,196	$218,452	$20,744	$865,506	$778,263	$87,243
Non-regulated Energy	51,711	60,354	(8,643)	147,255	169,097	(21,842)
Intercompany eliminations	(31,000)	(31,998)	998	(92,357)	(92,338)	(19)
	$259,907	$246,808	$13,099	$920,404	$855,022	$65,382

Net income (loss)
Electric Utilities	$15,097	$14,573	$524	$38,063	$37,478	$585
Gas Utilities	(1,450)	3	(1,453)	20,225	16,369	3,856
Utilities	13,647	14,576	(929)	58,288	53,847	4,441

Power Generation	6,707	5,128	1,579	17,382	15,968	1,414
Coal Mining	2,142	1,690	452	5,180	3,924	1,256
Oil and Gas (a)	(1,682)	17,389	(19,071)	(3,699)	(2,219)	(1,480)
Non-regulated Energy	7,167	24,207	(17,040)	18,863	17,673	1,190

Corporate activities and eliminations (b)(c)	2,310	(4,160)	6,470	19,688	(13,949)	33,637

Income (loss) from continuing operations	23,124	34,623	(11,499)	96,839	57,571	39,268

Income (loss) from discontinued operations, net of tax	—	(166)	166	—	(6,810)	6,810
Net income (loss)	$23,124	$34,457	$(11,333)	$96,839	$50,761	$46,078

(a)
Income (loss) from continuing operations for the three months and nine months ended Sept. 30, 2012 includes an after-tax gain of $17.7 million relating to the sale of the Williston Basin assets. Income (loss) from continuing operations for nine months ended Sept. 30, 2012 includes a $17.3 million non-cash after-tax ceiling test impairment. See Notes 14 and 15 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

(b)
Corporate activities include a $2.0 million and a $19.1 million net after-tax non-cash mark-to-market gain on certain interest rate swaps for the three and nine months ended Sept. 30, 2013, respectively, and a $0.4 million net after-tax non-cash mark-to-market gain and a $1.9 million net after-tax non-cash mark-to-market loss for the three and nine months ended Sept. 30, 2012, respectively, for those same interest rate swaps.

(c)
Certain indirect corporate costs and inter-segment interest expenses after-tax totaling $1.6 million for the nine months ended Sept. 30, 2012 were included in the Corporate activities in continuing operations and were not reclassified as discontinued operations.

Overview of Business Segments and Corporate Activity

Utilities Group

•
On Sept. 17, 2013, the SDPUC approved a construction financing rider for the South Dakota portion of costs for Cheyenne Prairie in lieu of the typical AFUDC, with an effective date of April 1, 2013. The WPSC approved a similar construction financing rider for our Wyoming customers during 2012. The riders allow Black Hills Power and Cheyenne Light to recover financing costs during the construction period, while reducing the overall capital costs of the project. The Electric Utilities recorded additional gross margins of approximately $2.7 million and $5.0 million for the three and nine months ended Sept. 30, 2013, respectively, relating to these riders.

•	On Sept. 17, 2013, the SDPUC approved an annual rate increase of $8.8 million, or 6.4 percent, effective June 16, 2013 for Black Hills Power.

•
Construction and infrastructure work for Cheyenne Prairie, a natural gas-fired electric generating facility to serve Cheyenne Light and Black Hills Power customers, began in April 2013. The 132 megawatt generation project is expected to cost approximately $222 million, exclusive of construction financing costs which will be recovered through the construction financing riders. Project to date, we have expended approximately $122 million. The project is on schedule to be placed into service in the fourth quarter of 2014.

•
Gas Utilities results were favorably impacted by colder weather during 2013. Heating degree days were 33 percent higher for the nine months ended Sept. 30, 2013, compared to the same periods in 2012. Heating degree days for the nine months ended Sept. 30, 2013 were 8 percent higher than normal, compared to 21 percent lower than normal for the same periods in 2012.

•
On April 30, 2013, Colorado Electric filed its electric resource plan with the CPUC, addressing its projected resource requirements through 2019. The resource plan identifies a 40 megawatt, simple-cycle, natural gas-fired turbine as the replacement capacity for the retirement of the coal-fired, 42 megawatt W.N. Clark power plant. A CPCN was submitted with the CPUC requesting approval for the new generating capacity. The resource plan also recommends the retirement of Pueblo Units 5 and 6 as of Dec. 31, 2013. A CPCN was submitted to the CPUC seeking approval to retire these plants. A hearing with the CPUC is scheduled in November 2013 regarding the resource plan and the two CPCNs.

•
On Oct. 16, the CPUC denied Colorado Electric's application for approval of a wind solicitation for the acquisition of up to 30 megawatts of wind energy for its electric system. This solicitation and related requests for proposal were reviewed by an independent evaluator who verified that our Power Generation segment's bid was the lowest cost to customers. The CPUC found that the calculated customer benefits over the 20 year evaluation period were insufficient for all of the bids and stated its preference to consider renewable energy needs in Colorado Electric's upcoming Electric Resource Plan hearings scheduled for November 2013.

•
Gas Utilities continued its efforts to acquire small municipal gas distribution systems adjacent to our existing Gas Utility service territories. Four small gas systems have been acquired in 2013, adding approximately 900 customers.

Non-regulated Energy Group

•
Black Hills Wyoming entered into an agreement to sell its 40 megawatt CTII natural gas-fired generating unit to the City of Gillette, Wyo. for approximately $22 million, subject to closing adjustments. The sale is expected to close in August 2014 upon the expiration of an existing power sales agreement with Cheyenne Light. The sale is subject to FERC approval and certain other requirements included in the contract.

•
Oil and Gas reported a 32 percent and 31 percent reduction in total volumes sold for the three and nine months ended Sept. 30, 2013, respectively, reflecting the 2012 sale of the Williston Basin oil and gas assets. Oil and Gas results benefited from a 6 percent and 13 percent increase in average hedge price received for crude oil during the three and nine months ended Sept. 30, 2013, respectively, compared to the same periods in 2012, partially offset by an 8 percent and 18 percent decrease in average hedge price received for natural gas for those same periods.

•
Oil and Gas drilled two horizontal wells in the Mancos Shale formation in the Piceance Basin. We commenced completion operations and expect both wells to be completed and producing prior to year-end. The wells are part of a transaction in which we will earn approximately 20,000 net acres of Mancos Shale leasehold in the Piceance Basin in exchange for drilling and completing the two wells.

•	In the second quarter of 2012, our Oil and Gas segment recorded a $26.9 million non-cash ceiling test impairment loss as a result of continued low commodity prices.
Corporate Activities

•
On Sept. 25, 2013, Moody’s raised our corporate credit rating to Baa2 from Baa3 with continued positive outlook. On July 24, 2013, S&P raised our corporate credit rating to BBB from BBB- with a stable outlook. They also raised our senior unsecured rating to BBB from BBB-. On May 10, Fitch Ratings raised our Issuer Default Rating to BBB from BBB- with a positive outlook.

•
On June 21, 2013, we entered into a new $275 million term loan expiring on June 19, 2015. The proceeds from this new term loan repaid the $150 million term loan due on June 24, 2013, the $100 million corporate term loan due on Sept. 30, 2013, and $25 million in short-term borrowing under our Revolving Credit Facility.

•
Consolidated interest expense decreased by approximately $3.6 million and $14.3 million for the three and nine months ended Sept. 30, 2013, respectively, due primarily to the repayment of approximately $225 million of debt in 2012.

•
We recognized a non-cash unrealized mark-to-market gain (loss) related to certain interest rate swaps of $29.4 million and $(2.9) million for the nine months ended Sept. 30, 2013 and 2012, respectively.

Operating Results

A discussion of operating results from our segments and Corporate activities follows.

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

Non-GAAP Financial Measure
The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, gross margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Gross margin (revenue less cost of sales) is a non-GAAP financial measure due to the exclusion of depreciation from the measure. The presentation of gross margin is intended to supplement investors’ understanding of our operating performance.

Gross margin for our Electric Utilities is calculated as operating revenue less cost of fuel, purchased power and cost of gas sold. Gross margin for our Gas Utilities is calculated as operating revenues less cost of gas sold. Our gross margin is impacted by the fluctuations in power purchases and natural gas and other fuel supply costs. However, while these fluctuating costs impact gross margin as a percentage of revenue, they only impact total gross margin if the costs cannot be passed through to our customers.

Our gross margin measure may not be comparable to other companies’ gross margin measure. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Utilities

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Revenue — electric	$167,152	$151,465	$15,687	$469,300	$442,731	$26,569
Revenue — gas	4,252	3,552	700	22,766	21,189	1,577
Total revenue	171,404	155,017	16,387	492,066	463,920	28,146

Fuel, purchased power and cost of gas — electric	70,859	65,992	4,867	203,897	191,113	12,784
Purchased gas — gas	1,579	1,046	533	10,532	11,087	(555)
Total fuel, purchased power and cost of gas	72,438	67,038	5,400	214,429	202,200	12,229

Gross margin — electric	96,293	85,473	10,820	265,403	251,618	13,785
Gross margin — gas	2,673	2,506	167	12,234	10,102	2,132
Total gross margin	98,966	87,979	10,987	277,637	261,720	15,917

Operations and maintenance	41,145	34,080	7,065	119,363	110,176	9,187
Depreciation and amortization	19,368	18,821	547	58,194	56,448	1,746
Total operating expenses	60,513	52,901	7,612	177,557	166,624	10,933

Operating income	38,453	35,078	3,375	100,080	95,096	4,984

Interest expense, net	(14,089)	(12,527)	(1,562)	(42,296)	(38,069)	(4,227)
Other income (expense), net	13	198	(185)	471	1,207	(736)
Income tax benefit (expense)	(9,280)	(8,176)	(1,104)	(20,192)	(20,756)	564
Income (loss) from continuing operations	$15,097	$14,573	$524	$38,063	$37,478	$585

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Revenue - Electric (in thousands)	2013	2012	2013	2012
Residential:
Black Hills Power	$16,951	$15,794	$46,928	$43,903
Cheyenne Light	8,816	8,324	26,453	23,816
Colorado Electric	27,438	26,390	73,388	70,048
Total Residential	53,205	50,508	146,769	137,767

Commercial:
Black Hills Power	23,319	20,336	59,716	55,948
Cheyenne Light	14,738	13,003	41,981	42,346
Colorado Electric	23,531	20,898	66,345	61,595
Total Commercial	61,588	54,237	168,042	159,889

Industrial:
Black Hills Power	6,850	5,846	20,070	18,929
Cheyenne Light	5,522	4,551	15,721	10,863
Colorado Electric	9,872	8,476	29,156	27,689
Total Industrial	22,244	18,873	64,947	57,481

Municipal:
Black Hills Power	1,078	930	2,639	2,515
Cheyenne Light	499	454	1,447	1,352
Colorado Electric	4,018	3,419	10,057	10,031
Total Municipal	5,595	4,803	14,143	13,898

Total Retail Revenue - Electric	142,632	128,421	393,901	369,035

Contract Wholesale:
Total Contract Wholesale - Black Hills Power	5,847	5,627	16,540	14,902

Off-system Wholesale:
Black Hills Power	8,123	5,599	22,222	23,331
Cheyenne Light	1,603	1,532	6,379	6,012
Colorado Electric	2,035	1,663	5,275	2,073
Total Off-system Wholesale	11,761	8,794	33,876	31,416

Other Revenue:
Black Hills Power	5,100	7,002	19,802	22,248
Cheyenne Light	594	624	1,642	1,663
Colorado Electric	1,218	997	3,539	3,467
Total Other Revenue	6,912	8,623	24,983	27,378

Total Revenue - Electric	$167,152	$151,465	$469,300	$442,731

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Quantities Generated and Purchased (in MWh)	2013	2012	2013	2012
Generated —
Coal-fired:
Black Hills Power (a)	457,329	475,752	1,334,441	1,344,593
Cheyenne Light (b)	185,603	155,099	513,299	436,576
Colorado Electric (c)	—	61,820	—	177,712
Total Coal-fired	642,932	692,671	1,847,740	1,958,881

Gas, Oil and Wind:
Black Hills Power	18,275	21,543	25,953	28,122
Cheyenne Light	—	—	—	—
Colorado Electric (d)	74,631	50,691	236,227	72,271
Total Gas, Oil and Wind	92,906	72,234	262,180	100,393

Total Generated:
Black Hills Power	475,604	497,295	1,360,394	1,372,715
Cheyenne Light	185,603	155,099	513,299	436,576
Colorado Electric	74,631	112,511	236,227	249,983
Total Generated	735,838	764,905	2,109,920	2,059,274

Purchased —
Black Hills Power	361,390	280,815	1,098,772	1,228,072
Cheyenne Light	180,127	191,884	586,999	604,911
Colorado Electric	534,830	488,321	1,402,005	1,298,690
Total Purchased	1,076,347	961,020	3,087,776	3,131,673

Total Generated and Purchased:
Black Hills Power	836,994	778,110	2,459,166	2,600,787
Cheyenne Light	365,730	346,983	1,100,298	1,041,487
Colorado Electric	609,461	600,832	1,638,232	1,548,673
Total Generated and Purchased	1,812,185	1,725,925	5,197,696	5,190,947
__________

(a)
Megawatt hours generated for the three and nine months ended Sept. 30, 2013, were impacted by the suspension of operations at Ben French as of Aug. 31, 2012, while megawatt hours generated for the three months ended Sept. 30, 2012 were impacted by plant outages at Neil Simpson II and Wygen III.

(b)	Results for the three and nine months ended Sept. 30, 2012 reflect a planned and extended overhaul at Wygen II.

(c)	Decrease was primarily due to the suspension of operations at W.N. Clark as of Dec. 31, 2012.

(d)
Increase was primarily due to the addition of energy from the Busch Ranch wind project, which was placed into commercial operation in the fourth quarter of 2012 and higher usage of our gas-fired generation at the Pueblo Airport Generating Facility as a result of the suspension of operations at W.N. Clark as of Dec. 31, 2012 and a decrease in the amount of economy energy available to purchase from third parties.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Quantity Sold (in MWh)	2013	2012	2013	2012
Residential:
Black Hills Power	131,664	139,282	406,159	396,267
Cheyenne Light	66,278	68,816	202,403	197,093
Colorado Electric	178,187	185,696	474,378	476,425
Total Residential	376,129	393,794	1,082,940	1,069,785

Commercial:
Black Hills Power	201,332	202,418	551,712	553,792
Cheyenne Light	136,062	141,433	397,705	449,718
Colorado Electric	187,770	198,839	538,815	548,964
Total Commercial	525,164	542,690	1,488,232	1,552,474

Industrial:
Black Hills Power	98,174	93,147	295,662	303,906
Cheyenne Light	74,316	62,397	209,984	151,326
Colorado Electric	102,156	89,305	273,572	267,739
Total Industrial	274,646	244,849	779,218	722,971

Municipal:
Black Hills Power	10,691	11,154	26,621	27,565
Cheyenne Light	2,412	2,318	7,150	7,028
Colorado Electric	38,749	35,461	85,844	95,649
Total Municipal	51,852	48,933	119,615	130,242

Total Retail Quantity Sold	1,227,791	1,230,266	3,470,005	3,475,472

Contract Wholesale:
Total Contract Wholesale - Black Hills Power	87,092	88,334	268,529	249,388

Off-system Wholesale:
Black Hills Power	261,567	190,143	777,854	943,522
Cheyenne Light	47,120	46,157	178,942	166,777
Colorado Electric	63,529	52,228	133,544	60,899
Total Off-system Wholesale	372,216	288,528	1,090,340	1,171,198

Total Quantity Sold:
Black Hills Power	790,520	724,478	2,326,537	2,474,440
Cheyenne Light	326,188	321,121	996,184	971,942
Colorado Electric	570,391	561,529	1,506,153	1,449,676
Total Quantity Sold	1,687,099	1,607,128	4,828,874	4,896,058

Losses and Company Use:
Black Hills Power	46,474	53,632	132,629	126,347
Cheyenne Light	39,542	25,863	104,114	69,545
Colorado Electric	39,070	39,302	132,079	98,997
Total Losses and Company Use	125,086	118,797	368,822	294,889

Total Quantity Sold	1,812,185	1,725,925	5,197,696	5,190,947

	Three Months Ended Sept. 30,
Degree Days	2013		2012
	Actual	Variance from 30-Year Average	Actual	Variance from 30-Year Average
Heating Degree Days:
Black Hills Power	107	(49)%	99	(56)%
Cheyenne Light	182	(36)%	170	(40)%
Colorado Electric	25	(71)%	54	(45)%

Cooling Degree Days:
Black Hills Power	646	15%	731	37%
Cheyenne Light	397	32%	430	44%
Colorado Electric	851	17%	898	31%

	Nine Months Ended Sept. 30,
Degree Days	2013		2012
	Actual	Variance from 30-Year Average	Actual	Variance from 30-Year Average
Heating Degree Days:
Black Hills Power	4,544	6%	3,558	(50)%
Cheyenne Light	4,665	4%	3,772	(47)%
Colorado Electric	3,527	2%	2,753	(51)%

Cooling Degree Days:
Black Hills Power	724	8%	937	47%
Cheyenne Light	520	48%	568	63%
Colorado Electric	1,227	28%	1,321	47%

Electric Utilities Power Plant Availability	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Coal-fired plants	97.6%	95.4%	96.8%	89.1%	(a)
Other plants	95.8%	98.5%	96.7%	96.6%
Total availability	96.7%	97.0%	96.7%	93.0%
__________

(a)	Reflects an unplanned outage due to a transformer failure and a planned outage at Neil Simpson II, and a planned and extended overhaul at Wygen II.

Cheyenne Light Natural Gas Distribution

Included in the Electric Utilities is Cheyenne Light’s natural gas distribution system. The following table summarizes certain operating information for these natural gas distribution operations:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Revenue - Gas (in thousands):
Residential	$2,719	$2,362	$14,284	$12,947
Commercial	977	770	6,107	5,789
Industrial	356	248	1,759	1,882
Other Sales Revenue	200	172	616	571
Total Revenue - Gas	$4,252	$3,552	$22,766	$21,189

Gross Margin (in thousands):
Residential	$1,977	$1,864	$8,611	$7,092
Commercial	423	417	2,663	2,141
Industrial	73	53	344	302
Other Gross Margin	200	172	616	567
Total Gross Margin	$2,673	$2,506	$12,234	$10,102

Volumes Sold (Dth):
Residential	172,136	168,229	1,757,397	1,453,478
Commercial	128,320	119,344	1,033,171	918,131
Industrial	66,027	64,721	430,186	411,664
Total Volumes Sold	366,483	352,294	3,220,754	2,783,273

Results of Operations for the Electric Utilities for the Three Months Ended Sept. 30, 2013 Compared to the Three Months Ended Sept. 30, 2012: Income from continuing operations for the Electric Utilities was $15.1 million for the three months ended Sept. 30, 2013, compared to $14.6 million for the three months ended Sept. 30, 2012, as a result of:

Gross margin increased primarily due to a $2.4 million increase from higher electric rates, a $2.7 million increase related to the Cheyenne Prairie construction financing riders, a $1.0 million increase as a result of energy cost adjustments, a $0.5 million increase from wholesale quantities sold, and a $0.7 million increase from transmission riders.

Operations and maintenance increased primarily due to an increase in property taxes, vegetation management and employee compensation and benefit costs. The 2012 period included a $2.1 million reduction for major maintenance accruals relating to plant suspensions and retirements.

Depreciation and amortization increased primarily due to a higher asset base.

Interest expense, net increased primarily due to an increase in debt balances and lower AFUDC.

Other income (expense), net was comparable to the same period in the prior year.

Income tax benefit (expense): The effective tax rate was comparable to the same period in the prior year.

Results of Operations for the Electric Utilities for the Nine Months Ended Sept. 30, 2013 Compared to the Nine Months Ended Sept. 30, 2012: Income from continuing operations for the Electric Utilities was $38.1 million for the nine months ended Sept. 30, 2013, compared to $37.5 million for the nine months ended Sept. 30, 2012, as a result of:

Gross margin increased primarily due to a $3.9 million increase from higher electric rates, a $5.0 million increase related to the Cheyenne Prairie construction financing riders, a $1.9 million increase from transmission riders, a $1.2 million increase from wholesale quantities sold, a $1.0 million increase in gas demand from colder weather, and a $1.0 million increase in gas rates, partially offset by a $0.5 million decrease related to lower electric retail quantities sold and a $0.5 million decrease from off-system sales as a result of lower pricing and quantities sold.

Operations and maintenance increased primarily due to an increase in property taxes, vegetation management and increased employee compensation and benefit costs. Prior year included a $2.1 million reduction for major maintenance accruals relating to plant suspensions and retirements.

Depreciation and amortization increased primarily due to an increased asset base.

Interest expense, net increased primarily due to an increase in debt balances and lower AFUDC.

Other income (expense), net included higher AFUDC - equity in the prior year.

Income tax benefit (expense): The effective tax rate was comparable to the same period in the prior year.

Gas Utilities

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Natural gas — regulated	$60,931	$56,845	$4,086	$351,517	$293,047	$58,470
Other — non-regulated services	6,861	6,590	271	21,923	21,296	627
Total revenue	67,792	63,435	4,357	373,440	314,343	59,097

Natural gas — regulated	23,999	20,802	3,197	197,522	154,342	43,180
Other — non-regulated services	3,634	3,383	251	10,868	10,272	596
Total cost of sales	27,633	24,185	3,448	208,390	164,614	43,776

Gross margin	40,159	39,250	909	165,050	149,729	15,321

Operations and maintenance	30,459	28,339	2,120	95,537	88,121	7,416
Depreciation and amortization	6,594	6,338	256	19,680	18,748	932
Total operating expenses	37,053	34,677	2,376	115,217	106,869	8,348

Operating income (loss)	3,106	4,573	(1,467)	49,833	42,860	6,973

Interest expense, net	(6,016)	(5,370)	(646)	(18,200)	(17,659)	(541)
Other income (expense), net	26	(2)	28	33	82	(49)
Income tax benefit (expense)	1,434	802	632	(11,441)	(8,914)	(2,527)
Income (loss) from continuing operations	$(1,450)	$3	$(1,453)	$20,225	$16,369	$3,856

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Revenue (in thousands)	2013	2012	2013	2012
Residential:
Colorado	$5,007	$4,498	$34,651	$33,837
Nebraska	11,850	11,370	83,634	65,832
Iowa	10,471	9,776	67,361	56,216
Kansas	8,166	7,354	46,551	36,537
Total Residential	35,494	32,998	232,197	192,422

Commercial:
Colorado	1,253	898	6,691	6,525
Nebraska	2,436	2,742	25,781	20,760
Iowa	4,511	3,988	30,728	24,495
Kansas	2,208	1,973	15,049	10,702
Total Commercial	10,408	9,601	78,249	62,482

Industrial:
Colorado	900	1,110	1,455	1,756
Nebraska	242	306	547	735
Iowa	457	357	1,911	1,551
Kansas	7,748	7,078	14,748	12,314
Total Industrial	9,347	8,851	18,661	16,356

Transportation:
Colorado	98	113	726	616
Nebraska	1,958	1,866	9,069	7,337
Iowa	916	816	3,454	3,044
Kansas	1,402	1,338	4,904	4,367
Total Transportation	4,374	4,133	18,153	15,364

Other Sales Revenue:
Colorado	17	15	(35)	65
Nebraska	491	469	1,731	1,561
Iowa	120	86	422	350
Kansas	680	692	2,139	4,447
Total Other Sales Revenue	1,308	1,262	4,257	6,423

Total Regulated Revenue	60,931	56,845	351,517	293,047

Non-regulated Services	6,861	6,590	21,923	21,296

Total Revenue	$67,792	$63,435	$373,440	$314,343

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Gross Margin (in thousands)	2013	2012	2013	2012
Residential:
Colorado	$2,791	$2,548	$12,913	$11,375
Nebraska	8,374	8,334	37,740	32,922
Iowa	8,032	7,850	31,018	28,373
Kansas	5,915	5,622	23,044	20,537
Total Residential	25,112	24,354	104,715	93,207

Commercial:
Colorado	480	399	2,048	1,818
Nebraska	1,264	1,404	8,191	7,027
Iowa	1,924	1,890	8,968	7,723
Kansas	1,139	1,087	5,302	4,365
Total Commercial	4,807	4,780	24,509	20,933

Industrial:
Colorado	279	307	467	509
Nebraska	72	99	157	204
Iowa	43	56	206	172
Kansas	1,011	1,096	1,985	2,090
Total Industrial	1,405	1,558	2,815	2,975

Transportation:
Colorado	98	113	726	617
Nebraska	1,958	1,866	9,069	7,337
Iowa	916	816	3,454	3,044
Kansas	1,402	1,338	4,904	4,367
Total Transportation	4,374	4,133	18,153	15,365

Other Sales Margins:
Colorado	17	15	(35)	65
Nebraska	491	469	1,731	1,562
Iowa	120	86	422	351
Kansas	606	648	1,685	4,248
Total Other Sales Margins	1,234	1,218	3,803	6,226

Total Regulated Gross Margin	36,932	36,043	153,995	138,706

Non-regulated Services	3,227	3,207	11,055	11,023

Total Gross Margin	$40,159	$39,250	$165,050	$149,729

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Volumes Sold (in Dth)	2013	2012	2013	2012
Residential:
Colorado	471,618	372,722	4,661,845	3,773,819
Nebraska	646,900	681,361	8,441,465	6,032,705
Iowa	521,223	479,912	7,544,375	5,486,267
Kansas	463,083	422,708	4,723,982	3,581,184
Total Residential	2,102,824	1,956,703	25,371,667	18,873,975

Commercial:
Colorado	167,060	98,453	999,653	804,701
Nebraska	231,394	315,832	3,267,020	2,606,223
Iowa	552,814	527,923	4,523,365	3,424,736
Kansas	224,078	219,870	1,976,165	1,439,351
Total Commercial	1,175,346	1,162,078	10,766,203	8,275,011

Industrial:
Colorado	237,848	265,451	374,709	416,020
Nebraska	44,184	69,229	88,449	134,931
Iowa	87,726	74,535	359,822	297,494
Kansas	1,742,551	1,912,296	3,154,217	3,381,657
Total Industrial	2,112,309	2,321,511	3,977,197	4,230,102

Total Volumes Sold	5,390,479	5,440,292	40,115,067	31,379,088

Volumes Transported:
Colorado	81,309	98,893	710,351	607,469
Nebraska	6,099,764	6,453,607	20,822,085	20,042,972
Iowa	4,422,788	4,038,804	14,892,528	13,718,759
Kansas	3,601,940	3,993,675	10,990,576	11,640,182
Total Volumes Transported	14,205,801	14,584,979	47,415,540	46,009,382

Wholesale:
Kansas	12,359	8,427	86,568	40,380
Total Other Volumes	12,359	8,427	86,568	40,380

Total Volumes and Transportation Sold	19,608,639	20,033,698	87,617,175	77,428,850

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

	Three Months Ended Sept. 30,
	2013		2012
Heating Degree Days:	Actual	Variance From 30-Year Average	Actual	Variance From 30-Year Average
Colorado	83	(54)%	116	(39)%
Nebraska	31	(68)%	110	12%
Iowa	138	(1)%	216	21%
Kansas (a)	16	(71)%	42	(35)%
Combined (b)	79	(38)%	150	5%

	Nine Months Ended Sept. 30,
	2013		2012
Heating Degree Days:	Actual	Variance From 30-Year Average	Actual	Variance From 30-Year Average
Colorado	3,927	1%	3,018	(23)%
Nebraska	3,929	6%	2,880	(22)%
Iowa	4,754	13%	3,629	(19)%
Kansas (a)	3,202	8%	2,373	(21)%
Combined (b)	4,227	8%	3,176	(21)%
__________

(a)	Kansas Gas has an approved weather normalization mechanism within its rate structure, which minimizes weather impact on gross margins.

(b)	The combined heating degree days are calculated based on a weighted average of total customers by state excluding Kansas Gas due to its weather normalization mechanism.

Results of Operations for the Gas Utilities for the Three Months Ended Sept. 30, 2013 Compared to the Three Months Ended Sept. 30, 2012: Loss from continuing operations for the Gas Utilities was $1.5 million for the three months ended Sept. 30, 2013, compared to Income from continuing operations of $0.0 million for the three months ended Sept. 30, 2012, as a result of:

Gross margin increased primarily due to higher residential and commercial and transport volumes and higher weather normalized use per customer partially offset by lower industrial volumes.

Operations and maintenance increased primarily due to an increase in employee compensation and benefit costs and uncollectible accounts due to increased revenue.

Depreciation and amortization were comparable to the same period in the prior year.

Interest expense, net was comparable to the same period in the prior year.

Other income (expense), net was comparable to the same period in the prior year.

Income tax benefit (expense): Each period presented produced a pre-tax loss that resulted in an income tax benefit. The income tax benefit recorded in 2012 was favorably impacted as a result of a true-up adjustment. No comparable adjustment was made in 2013.

Results of Operations for the Gas Utilities for the Nine Months Ended Sept. 30, 2013 Compared to the Nine Months Ended Sept. 30, 2012: Income from continuing operations for the Gas Utilities was $20.2 million for the nine months ended Sept. 30, 2013, compared to Income from continuing operations of $16.4 million for the nine months ended Sept. 30, 2012, as a result of:

Gross margin increased primarily due to higher residential consumption and transport volumes driven by 33 percent higher heating degree days compared to the same period in the prior year. Heating degree days were 8 percent higher than normal for the period.

Operations and maintenance increased primarily due to an increase in employee compensation and benefit costs and uncollectible accounts due to increased revenue.

Depreciation and amortization increased due to a higher asset base.

Interest expense, net was comparable to the same period in the prior year.

Other income (expense), net was comparable to the same period in the prior year.

Income tax benefit (expense): The effective tax rate was comparable to the same period in the prior year.

Regulatory Matters — Utilities Group

The following summarizes our recent state and federal rate case and initial surcharge orders (in millions):

	Type of Service	Date Requested	Effective Date	Revenue Amount Requested	Revenue Amount Approved
Iowa Gas (a)	Gas	12/2012	6/2013	$0.9	$0.2
Black Hills Power (b)	Electric	12/2012	4/2013	$13.7	$8.8
Black Hills Power (c)	Electric	12/2012	4/2013	$9.2	$7.7
__________

(a)
On March 15, 2013, the IUB approved the Capital Infrastructure Automatic Adjustment Mechanism filed by Iowa Gas in December 2012. Approval was obtained for recovery of our 2012 capital investments. The mechanism was effective in April 2013 and will result in an annual revenue increase of approximately $0.2 million.

(b)
On Dec. 17, 2012, Black Hills Power filed a request with the SDPUC seeking a 9.94 percent, or $13.7 million, increase in annual electric revenue, and interim rates were implemented on June 16, 2013. On Sept. 17, 2013, the SDPUC approved a settlement agreement resulting in a global settlement and an annual rate increase of $8.8 million, or 6.4 percent, effective June 16, 2013. Customer refunds will begin Nov. 1, 2013.

(c) On Sept. 17, 2013, the SDPUC approved a construction financing rider in lieu of traditional AFUDC, effective date of April 1, 2013, for the South Dakota portion of costs for Cheyenne Prairie. The rider allows Black Hills Power to earn and collect a rate of return during the construction period on its approximately 40 percent share of the total project cost that relates to South Dakota customers.

Non-regulated Energy Group

We report three segments within our Non-regulated Energy Group: Power Generation, Coal Mining and Oil and Gas.

Power Generation

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Revenue	$21,968	$20,951	$1,017	$62,453	$59,312	$3,141

Operations and maintenance	6,336	7,788	(1,452)	22,288	22,486	(198)
Depreciation and amortization	1,303	1,165	138	3,842	3,395	447
Total operating expense	7,639	8,953	(1,314)	26,130	25,881	249

Operating income	14,329	11,998	2,331	36,323	33,431	2,892

Interest expense, net	(2,846)	(3,085)	239	(8,226)	(11,800)	3,574
Other (expense) income, net	14	(4)	18	11	10	1
Income tax (expense) benefit	(4,790)	(3,781)	(1,009)	(10,726)	(5,673)	(5,053)

Income (loss) from continuing operations	$6,707	$5,128	$1,579	$17,382	$15,968	$1,414

The following table provides certain operating statistics for our plants within the Power Generation segment:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Contracted power plant fleet availability:
Coal-fired plant	100.0%	99.4%	98.0%	99.5%
Natural gas-fired plants	99.2%	99.4%	99.0%	99.3%
Total availability	99.4%	99.4%	98.8%	99.4%

Results of Operations for Power Generation for the Three Months Ended Sept. 30, 2013 Compared to the Three Months Ended Sept. 30, 2012: Income from continuing operations for the Power Generation segment was $6.7 million for the three months ended Sept. 30, 2013, compared to Income from continuing operations of $5.1 million for the same period in 2012 as a result of:

Revenue increased primarily due to an increase in off-system sales from five megawatts of capacity at Wygen I not under contract, and an increase in megawatt hours delivered at a higher price.

Operations and maintenance decreased primarily due to decreases in transmission expense and property taxes, partially offset by increased costs as a result of additional megawatt hours generated.

Depreciation and amortization was comparable to the same period in the prior year. The generating facility located in Pueblo, Colo. is accounted for as a capital lease under GAAP; as such, depreciation expense for the original cost of the facility is recorded at Colorado Electric for segment reporting purposes.

Interest expense, net is comparable to the same period in the prior year.

Other (expense) income, net was comparable to the same period in the prior year.

Income tax (expense) benefit: The effective tax rate was comparable to the same period in the prior year.

Results of Operations for Power Generation for the Nine Months Ended Sept. 30, 2013 Compared to the Nine Months Ended Sept. 30, 2012: Income from continuing operations for the Power Generation segment was $17.4 million for the nine months ended Sept. 30, 2013, compared to Income from continuing operations of $16.0 million for the same period in 2012 as a result of:

Revenue increased primarily due to an increase in megawatt hours delivered at a higher price, an increase in off-system sales from five megawatts of capacity not under contract at Wygen I.

Operations and maintenance was comparable to the same period in the prior year reflecting a decrease in property taxes partially offset by increased costs as a result of additional megawatt hours generated.

Depreciation and amortization was comparable to the same period in the prior year. The generating facility located in Pueblo, Colo. is accounted for as a capital lease under GAAP; as such, depreciation expense for the original cost of the facility is recorded at Colorado Electric for segment reporting purposes.

Interest expense, net decreased primarily due to lower debt balances.

Other (expense) income, net was comparable to the same period in the prior year.

Income tax (expense) benefit: The effective tax rate in the 2012 period was impacted by a favorable state tax true-up including certain tax credits pertaining to qualified plant expenditures related to capital investment and research and development.

Coal Mining

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Revenue	$15,317	$14,675	$642	$43,218	$42,791	$427

Operations and maintenance	10,163	10,780	(617)	29,565	32,141	(2,576)
Depreciation, depletion and amortization	2,914	2,922	(8)	8,743	9,573	(830)
Total operating expenses	13,077	13,702	(625)	38,308	41,714	(3,406)

Operating income (loss)	2,240	973	1,267	4,910	1,077	3,833

Interest (expense) income, net	(172)	1	(173)	(482)	1,159	(1,641)
Other income, net	550	525	25	1,744	2,052	(308)
Income tax benefit (expense)	(476)	191	(667)	(992)	(364)	(628)

Income (loss) from continuing operations	$2,142	$1,690	$452	$5,180	$3,924	$1,256

The following table provides certain operating statistics for our Coal Mining segment (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Tons of coal sold	1,133	1,105	3,265	3,191
Cubic yards of overburden moved	685	1,827	2,674	6,749

Results of Operations for Coal Mining for the Three Months Ended Sept. 30, 2013 Compared to the Three Months Ended Sept. 30, 2012: Income from continuing operations for the Coal Mining segment was $2.1 million for the three months ended Sept. 30, 2013, compared to Income from continuing operations of $1.7 million for the same period in 2012 as a result of:

Revenue increased primarily due to increased pricing and a 3 percent increase in tons sold.

Operations and maintenance decreased primarily due to mining in areas with lower overburden, decreased fuel costs and reduced labor and benefits, partially offset by additional costs associated with a weather related coal conveyor failure.

Depreciation, depletion and amortization were comparable to the same period in the prior year.

Interest (expense) income, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax benefit (expense): The effective tax rate for 2012 was positively impacted by a favorable true-up adjustment that was primarily driven by an increased percentage depletion deduction reported on the 2011 tax return.

Results of Operations for Coal Mining for the Nine Months Ended Sept. 30, 2013 Compared to the Nine Months Ended Sept. 30, 2012: Income from continuing operations for the Coal Mining segment was $5.2 million for the nine months ended Sept. 30, 2013, compared to Income from continuing operations of $3.9 million for the same period in 2012 as a result of:

Revenue was comparable to the same period in the prior year, reflecting a 1 percent decrease in average price per ton partially offset by a 2 percent increase in tons sold as a result of customer outages that occurred in the prior year period. Approximately 50 percent of our coal production is sold under contracts that include price adjustments based on actual mining costs. Our mining costs have trended down due to lower operating costs, thereby decreasing our price per ton for these customers. Most of our remaining production is sold under contracts where the sales price escalates periodically based on published indices.

Operations and maintenance decreased primarily due to mining in areas with lower overburden, decreased fuel costs and reduced labor and benefits, partially offset by additional costs associated with a weather related coal conveyor failure.

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

Income tax benefit (expense): The effective tax rate for 2012 was positively impacted by a favorable true-up adjustment that was primarily driven by an increased percentage depletion deduction reported on the 2011 tax return.

Oil and Gas

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Revenue	$14,426	$24,728	$(10,302)	$41,584	$66,994	$(25,410)

Operations and maintenance	10,662	12,118	(1,456)	30,912	33,290	(2,378)
Gain on sale of operating assets	—	(27,285)	27,285	—	(27,285)	27,285
Depreciation, depletion and amortization	6,157	12,457	(6,300)	16,738	34,813	(18,075)
Impairment of long-lived assets	—	—	—	—	26,868	(26,868)
Total operating expenses	16,819	(2,710)	19,529	47,650	67,686	(20,036)

Operating income (loss)	(2,393)	27,438	(29,831)	(6,066)	(692)	(5,374)

Interest income (expense), net	(339)	(1,112)	773	(314)	(3,882)	3,568
Other income (expense), net	58	77	(19)	62	193	(131)
Income tax benefit (expense)	992	(9,014)	10,006	2,619	2,162	457

Income (loss) from continuing operations	$(1,682)	$17,389	$(19,071)	$(3,699)	$(2,219)	$(1,480)

The following tables provide certain operating statistics for our Oil and Gas segment:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Production:
Bbls of oil sold	84,260	184,423	246,367	485,262
Mcf of natural gas sold	1,765,622	2,278,801	5,282,961	7,119,087
Gallons of NGL sold	988,682	1,099,198	2,830,216	2,751,409
Mcf equivalent sales	2,412,422	3,542,367	7,165,479	10,423,717

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Average price received: (a)
Oil/Bbl	$94.32	$88.69	$92.60	$81.65
Gas/Mcf	$2.82	$3.07	$2.69	$3.27
NGL/gallon	$0.71	$0.65	$0.79	$0.77

Depletion expense/Mcfe	$2.16	$3.26	$1.92	$3.07
__________

(a)	Net of hedge settlement gains and losses.

The following is a summary of certain average operating expenses per Mcfe:

	Three Months Ended Sept. 30, 2013				Three Months Ended Sept. 30, 2012
Producing Basin	LOE	Gathering, Compression and Processing	Production Taxes	Total	LOE	Gathering, Compression and Processing	Production Taxes	Total
San Juan	$1.39	$0.42	$0.44	$2.25	$1.42	$0.33	$0.46	$2.21
Piceance	0.70	0.47	0.50	1.67	0.13	0.35	0.14	0.62
Powder River	1.53	—	1.15	2.68	1.00	—	1.11	2.11
Williston	1.19	—	1.24	2.43	0.70	—	1.48	2.18
All other properties	1.08	—	0.69	1.77	1.48	—	0.25	1.73
Total weighted average	$1.26	$0.25	$0.70	$2.21	$0.99	$0.17	$0.74	$1.90

	Nine Months Ended Sept. 30, 2013				Nine Months Ended Sept. 30, 2012
Producing Basin	LOE	Gathering, Compression and Processing	Production Taxes	Total	LOE	Gathering, Compression and Processing	Production Taxes	Total
San Juan	$1.36	$0.39	$0.46	$2.21	$1.14	$0.28	$0.34	$1.76
Piceance	0.72	0.54	0.36	1.62	0.20	0.39	0.13	0.72
Powder River	1.59	—	1.21	2.80	1.33	—	1.17	2.50
Williston	1.03	—	1.31	2.34	0.65	—	1.35	2.00
All other properties	0.81	—	0.18	0.99	1.58	—	0.17	1.75
Total weighted average	$1.22	$—	$0.63	$1.85	$0.96	$0.17	$0.63	$1.76

Results of Operations for Oil and Gas for the Three Months Ended Sept. 30, 2013 Compared to the Three Months Ended Sept. 30, 2012: Loss from continuing operations for the Oil and Gas segment was $1.7 million for the three months ended Sept. 30, 2013, compared to Income from continuing operations of $17.4 million for the same period in 2012 as a result of:

Revenue decreased primarily due to a 32 percent decrease in volumes sold as a result of the sale of our Williston Basin assets in 2012, and an 8 percent decrease in the average price received for natural gas sold, partially offset by a 6 percent increase in the average price received for crude oil sold.

Operations and maintenance decreased primarily due to lower non-operated well costs, lower production taxes and ad valorem taxes on lower revenue.

Depreciation, depletion and amortization decreased primarily due to a lower depletion rate per Mcfe and lower volumes. The lower depletion rate was primarily driven by the sale of our Williston Basin assets in 2012.

Gain on sale of operating assets was related to the sale of our Williston Basin assets in 2012. We follow the full-cost method of accounting for oil and gas activities, which typically does not allow for recognition of a gain or loss on sale unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. The sale of the Williston Basin assets significantly altered the relationship and accordingly we recorded a gain of $27.3 million with the remainder of the proceeds recorded as a reduction in the full cost pool. The remainder of the sales amount, not recognized as gain, reduces the full-cost pool and should significantly decrease the future depreciation, depletion, and amortization rate.

Interest income (expense), net reflects lower interest expense primarily due to decreased debt as a result of proceeds from the sale of our Williston Basin assets in 2012.

Other income (expense), net was comparable to the same period in the prior year.

Income tax (expense) benefit: In 2013, a pre-tax net loss was generated that resulted in an income tax benefit. The effective tax rate in the 2013 period reflects a favorable true-up adjustment that increased the tax benefit. For the 2012 period, pre-tax net income was generated as a result of the gain on sale of our Williston Basin assets. The effective tax rate is a reflection of such gain.

Results of Operations for Oil and Gas for the Nine Months Ended Sept. 30, 2013 Compared to the Nine Months Ended Sept. 30, 2012: Loss from continuing operations for the Oil and Gas segment was $3.7 million for the nine months ended Sept. 30, 2013, compared to Loss from continuing operations of $2.2 million for the same period in 2012 as a result of:

Revenue decreased primarily due to a 31 percent decrease in volumes sold as a result of the sale of our Williston Basin asset in 2012, a natural production decline in our Mancos formation wells and an 18 percent decrease in the average price received for natural gas sold, partially offset by a 13 percent increase in the average price received for crude oil sold.

Operations and maintenance decreased primarily due to lower non-operated well costs, lower production taxes and ad valorem taxes on lower revenue.

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

Gain on sale of operating assets was related to the sale of our Williston Basin assets in 2012. We follow the full-cost method of accounting for oil and gas activities, which typically does not allow for recognition of a gain or loss on sale unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. The sale of the Williston Basin assets significantly altered the relationship and accordingly we recorded a gain of $27.3 million with the remainder of the proceeds recorded as a reduction in the full cost pool. The remainder of the sales amount, not recognized as gain, reduces the full-cost pool and should significantly decrease the future depreciation, depletion, and amortization rate.

Interest income (expense), net reflects lower interest expense primarily due to decreased debt as a result of proceeds from the sale of our Williston Basin assets in 2012.

Other income (expense), net was comparable to the same period in the prior year.

Income tax (expense) benefit: Each period presented produced a pre-tax net loss that resulted in an income tax benefit. The effective tax rate in the 2013 period reflects a lesser tax benefit attributable to percentage depletion.

Corporate Activity

Results of Operations for Corporate activities for the Three Months Ended Sept. 30, 2013 Compared to the Three Months Ended Sept. 30, 2012: Income from continuing operations for Corporate was $2.3 million for the three months ended Sept. 30, 2013, compared to Loss from continuing operations of $4.2 million for the three months ended Sept. 30, 2012 as a result of:

•
Market interest rate changes creating unrealized, non-cash mark-to-market gains of $3.1 million on certain interest rate swaps for the three months ended Sept. 30, 2013 as compared to a gain of $0.6 million on these same interest rate swaps for the three months ended Sept. 30, 2012.

•
The income from continuing operations for the three months ended Sept. 30, 2013, included lower interest expense as compared to the three months ended Sept. 30, 2012, as a result of an allocation of debt-related costs included in Corporate activities for the three months ended Sept. 30, 2012, now allocated among our segments for the three months Sept. 30, 2013, in order to better align the capital structure among the segments.

•	The losses for the quarter ended Sept. 30, 2012, included an incentive compensation accrual recorded as a result of the sale of the Williston Basin asset.

Results of Operations for Corporate activities for the Nine Months Ended Sept. 30, 2013 Compared to the Nine Months Ended Sept. 30, 2012: Income from continuing operations for Corporate was $19.7 million for the nine months ended Sept. 30, 2013, compared to Loss from continuing operations of $13.9 million for the nine months ended Sept. 30, 2012 as a result of:

•
Market interest rate changes creating unrealized, non-cash mark-to-market gains of $29.4 million on certain interest rate swaps for the nine months ended Sept. 30, 2013 as compared to losses of $2.9 million for these same interest rate swaps for the nine months ended Sept. 30, 2012.

•
The income from continuing operations for the nine months ended Sept. 30, 2013, included lower interest expense as compared to the nine months ended Sept. 30, 2012, as a result of an allocation of debt-related costs included in Corporate activities for the nine months ended Sept. 30, 2012, now allocated among our segments for the nine months ended Sept. 30, 2013, in order to better align the capital structure of the corporation among the segments.

•
The losses for the nine months ended Sept. 30, 2012, include costs originally allocated to our Energy Marketing segment, which could not be reclassified to discontinued operations in accordance with GAAP, and were included in Corporate activities for the nine months ended Sept. 30, 2012.

•	The losses for the nine months ended Sept. 30, 2012 included an incentive compensation accrual recorded as a result of the sale of the Williston Basin asset.

Discontinued Operations

Results of Operations for Discontinued Operations for the Three and Nine Months Ended Sept. 30, 2013, Compared to the Three and Nine Months Ended Sept. 30, 2012:

On Feb. 29, 2012, we sold the outstanding stock of Enserco, our Energy Marketing segment. We recorded a Loss from discontinued operations, net of tax, for the three and nine months ended Sept. 30, 2012, of $0.2 million and $6.8 million, respectively.

After the sale of Enserco and pursuant to the provisions of the Stock Purchase Agreement, the buyer requested purchase price adjustments, which we disputed. The buyer filed a petition in the Colorado District Court for the City and County of Denver, Colo., seeking an order compelling binding arbitration on all of the disputed claims. Following a hearing in July 2013, the court entered an order remanding all but one of the disputed adjustment claims to arbitration. We continue to dispute the validity of the adjustment claims within the arbitration process, which we expect will conclude before the end of 2013.

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

Cash Flow Activities

The following table summarizes our cash flows for the nine months ended Sept. 30, 2013 and 2012, (in thousands):

Cash provided by (used in):	2013	2012	Increase (Decrease)
Operating activities	$251,766	$269,667	$(17,901)
Investing activities	$(236,639)	$98,306	$(334,945)
Financing activities	$(16,952)	$(179,549)	$162,597

Nine Months Ended Sept. 30, 2013 Compared to Nine Months Ended Sept. 30, 2012

Operating Activities

Net cash provided by operating activities was $17.9 million lower for the nine months ended Sept. 30, 2013, than for the same period in 2012 primarily attributable to:

•	Cash earnings (net income plus non-cash adjustments) were $30.5 million higher for the nine months ended Sept. 30, 2013 than for the same period in the prior year.

•
Net outflows from operating assets and liabilities were $7.5 million for the nine months ended Sept. 30, 2013, compared to net cash inflows of $37.3 million in the same period in the prior year. Changes are normal working capital changes influenced by increase in natural gas prices for the Utilities Group, expiration of the PPA with PSCo, and receipt of approximately $8 million from a government grant relating to the Busch Ranch wind project during 2013.

•	Cash contributions to the defined benefit pension plan of $12.5 million were made in the nine months ended Sept. 30, 2013 compared to $25.0 million in the same period in the prior year.

•	A $21.2 million decrease in net cash inflows from discontinued operations in 2013 compared to the same period in the prior year.

Investing Activities

Net cash used in investing activities was $236.6 million for the nine months ended Sept. 30, 2013, compared to net cash provided by investing activities of $98.3 million for the same period in 2012 for a variance of $334.9 million. The variance was driven by:

•
Cash proceeds received from assets sold during the nine months ended Sept. 30, 2012, including the sale of our Williston Basin assets, the partial sale of the Busch Ranch wind project, and the sale of Enserco.

•
Capital expenditures of approximately $96 million for the nine months ended Sept. 30, 2013, related to the construction of Cheyenne Prairie at our Electric Utilities segment compared to $3.6 million for the nine months ended Sept. 30, 2012, offset by a decrease in capital spending at Oil and Gas.

•	The 2012 period included approximately $22 million note receivable relating to our oil and gas properties.

Financing Activities

Net cash used in financing activities for the nine months ended Sept. 30, 2013, was $17.0 million, compared to net cash used in financing activities for the same period in 2012 of $179.5 million for a variance of $162.6 million. The variance was driven by:

•	Proceeds from the 2012 asset sales were used to pay down short-term borrowings on the Revolving Credit Facility.

•
Increased borrowings in 2013 to finance our construction of Cheyenne Prairie offset by decreased borrowings for capital expenditures in our Oil and Gas segment and the completion of Busch Ranch wind project in 2012.

•	The 2013 repayment of our $150 million and $100 million term loans was offset by the issuance of a $275 million long-term term loan.

Dividends

Dividends paid on our common stock totaled $50.7 million for the nine months ended Sept. 30, 2013, or $1.14 per share. On Oct. 29, 2013, our board of directors declared a quarterly dividend of $0.38 per share payable Dec. 1, 2013, which is equivalent to an annual dividend rate of $1.52 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Debt

Financing Transactions and Short-Term Liquidity

Our principal sources to meet day-to-day operating cash requirements are cash from operations and our corporate Revolving Credit Facility.

Revolving Credit Facility

We have a $500 million corporate Revolving Credit Facility that matures on Feb. 1, 2017, and has an accordion feature that allows us, with the consent of the administrative agent and issuing agents, to increase the capacity of the facility to $750 million. Borrowings are available under a base rate or various Eurodollar rate options. The interest costs associated with the letters of credit or borrowings and the commitment fee under the Revolving Credit Facility are determined based upon the lowest credit ratings of S&P and Moody’s that apply to our debt. Based on our credit ratings, the margins for base rate borrowings, Eurodollar borrowings and letters of credit were 0.50 percent, 1.50 percent and 1.50 percent, respectively, during the three and nine months ended Sept. 30, 2013. A commitment fee is charged on the unused amount of the Revolving Credit Facility and was 0.25 percent based on our credit rating.

On Sept. 25, 2013, Moody’s upgraded our credit rating, which triggered improved interest costs on our Revolving Credit Facility, which are based on the lowest credit ratings of S&P and Moody’s.  On Oct. 2, 2013, the margins for our base rate borrowings, Eurodollar borrowings and letters of credit changed to 0.375 percent, 1.375 percent and 1.375 percent, respectively. The commitment fee charged on the unused portion of the Revolving Credit Facility also changed to 0.20 percent.

Our Revolving Credit Facility had the following borrowings, outstanding letters of credit and available capacity (in millions):

		Current	Borrowings at	Letters of Credit at	Available Capacity at
Credit Facility	Expiration	Capacity	Sept. 30, 2013	Sept. 30, 2013	Sept. 30, 2013
Revolving Credit Facility	Feb. 1, 2017	$500	$138.3	$53.1	$308.6

The Revolving Credit Facility contains customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions, and maintaining a certain minimum net worth and recourse leverage ratio. Under the Revolving Credit Facility, our recourse leverage ratio is the ratio of our recourse debt, letters of credit and certain guarantees issued, divided by total capital, which includes recourse indebtedness plus our net worth. Subject to applicable cure periods, a violation of any of these covenants would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. We were in compliance with these covenants as of Sept. 30, 2013.

The Revolving Credit Facility prohibits us from paying cash dividends if a default or an event of default exists prior to, or would result after, paying a dividend. Although these contractual restrictions exist, we do not anticipate triggering any default measures or restrictions.

Term Loans

On June 21, 2013, we entered into a new two-year $275 million term loan expiring on June 19, 2015. The proceeds from this new term loan repaid the $150 million term loan due on June 24, 2013, the $100 million corporate term loan due on Sept. 30, 2013, and $25 million in short-term borrowing under our Revolving Credit Facility. At Sept. 30, 2013, the cost of borrowing under this new term loan was 1.3125 percent (LIBOR plus a margin of 1.125 percent).

Future Financing Plans

We are considering the following financing activities:

•	Refinancing our $250 million, 9 percent senior unsecured notes that mature in May 2014;

•	Partial or full settlement of our de-designated interest rate swaps; and

•	Long-term financing options for the Cheyenne Prairie project.

Hedges and Derivatives

Interest Rate Swaps

We have entered into floating-to-fixed interest rate swap agreements to reduce our exposure to interest rate fluctuations.

We have interest rate swaps with a notional amount of $250 million that are not designated as hedge instruments. Accordingly, mark-to-market changes in value on these swaps are recorded within the Condensed Consolidated Statements of Income (Loss). For the three and nine months ended Sept. 30, 2013, respectively, we recorded $3.1 million and $29.4 million pre-tax unrealized non-cash mark-to-market gains on the swaps. The mark-to-market value on these swaps was a liability of $58.8 million at Sept. 30, 2013. Subsequent mark-to-market adjustments could have a significant impact on our results of operations. A one basis point move in the interest rate curves divided by the term of the swaps would have a pre-tax impact of approximately $0.3 million. These swaps are for terms of approximately 5.25 years and 15.25 years and have early termination dates ranging from Dec. 15, 2013 to Dec. 31, 2013. We anticipate extending these agreements upon their early termination dates and have continued to maintain these swaps in anticipation of our upcoming financing needs. Alternatively, we may choose to cash settle these swaps at fair value prior to the early termination dates, or unless these dates are extended we will cash settle these swaps for an amount equal to their fair values on the early termination dates.

In addition, we have $150 million notional amount floating-to-fixed interest rate swaps with a maximum remaining term of approximately 3.25 years. These swaps have been designated as cash flow hedges, and accordingly their mark-to-market adjustments are recorded in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets. The mark-to-market value of these swaps was a liability of $18.4 million at Sept. 30, 2013.

Dividend Restrictions

As a utility holding company which owns several regulated utilities, we are subject to various regulations that could influence our liquidity. Our utilities in Colorado, Iowa, Kansas and Nebraska have regulatory agreements in which they cannot pay dividends if they have issued debt to third parties and the payment of a dividend would reduce their equity ratio to below 40 percent of their total capitalization; and neither Black Hills Utility Holdings nor its subsidiaries can extend credit to the Company except in ordinary course of business and upon reasonable terms consistent with market terms. The use of our utility assets as collateral generally requires the prior approval of the state regulators in the state in which the utility assets are located. Additionally, our utility subsidiaries may generally be limited to the amount of dividends allowed by state regulatory authorities to be paid to us as a utility holding company and also may have further restrictions under the Federal Power Act. As a result of our holding company structure, our right as a common shareholder to receive assets of any of our direct or indirect subsidiaries upon a subsidiary’s liquidation or reorganization is junior to the claims against the assets of such subsidiaries by their creditors. Therefore, our holding company debt obligations are effectively subordinated to all existing and future claims of the creditors of our subsidiaries, including trade creditors, debt holders, secured creditors, taxing authorities, and guarantee holders. As of Sept. 30, 2013, the restricted net assets at our Electric Utilities and Gas Utilities were approximately $148.6 million.
Our credit facilities and other debt obligations contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be deemed to have occurred if we did not meet certain financial covenants. The most restrictive financial covenant from our Revolving Credit Facility is a recourse leverage ratio not to exceed 0.65 to 1.00. Additionally, covenants within Cheyenne Light’s financing agreements require Cheyenne Light to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of Sept. 30, 2013, we were in compliance with these covenants.

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

Credit Ratings

Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short and long-term financing. The inability to raise capital on favorable terms could negatively affect our ability to maintain or expand our businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, our credit ratings, cash flows from routine operations and the credit ratings of counterparties. After assessing the current operating performance, liquidity and our credit ratings, management believes that we will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Credit ratings are prepared by third party rating agencies and are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

The following table represents the credit ratings and outlook of BHC at Sept. 30, 2013:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB	Stable
Moody’s (b)	Baa2	Positive
Fitch (c)	BBB	Positive
__________

(a)	On July 24, 2013, S&P upgraded the BHC credit rating to BBB with a Stable outlook.

(b)	On Sept. 25, 2013, Moody’s upgraded the BHC credit rating to Baa2 with a Positive outlook.

(c)	On May 10, 2013, Fitch upgraded the BHC credit rating to BBB with a Positive outlook.

The following table represents the credit ratings of Black Hills Power’s Senior Secured Mortgage Bonds at Sept. 30, 2013:

Rating Agency	Senior Secured Rating
S&P *	A-
Moody’s **	A2
Fitch	A-
___________

*	On July 24, 2013, S&P upgraded the BHP credit rating to A-.

**	On Sept. 25, 2013, Moody’s upgraded the BHP credit rating to A2 from A3.

Capital Requirements

Actual and forecasted capital requirements are as follows (in thousands):

	Expenditures for the	Total	Total	Total
	Nine Months Ended Sept. 30, 2013	2013 Planned Expenditures	2014 Planned Expenditures	2015 Planned Expenditures
Utilities:
Electric Utilities	$157,436	$245,100	$250,700	$189,300
Gas Utilities	39,730	65,100	60,400	52,600
Non-regulated Energy:
Power Generation	3,755	14,900	2,500	5,200
Coal Mining	4,739	7,100	6,600	6,200
Oil and Gas	37,435	98,300	117,800	122,700
Corporate	8,416	12,700	8,800	5,900
	$251,511	$443,200	$446,800	$381,900

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

Construction Commitments

Construction of Cheyenne Prairie, a 132 megawatt natural gas-fired electric generating facility jointly owned by Cheyenne Light and Black Hills Power is expected to cost approximately $222 million. Construction is expected to be completed by Sept. 30, 2014. As of Sept. 30, 2013, contracts for equipment purchases and for construction were 94 percent and 67 percent committed, respectively.

Purchase and Sale Agreement

Black Hills Wyoming entered into an agreement to sell its 40 megawatt CTII natural gas-fired generating unit to the City of Gillette, Wyo. for approximately $22 million, subject to closing adjustments. The sale is expected to close in August 2014 upon the expiration of an existing power sales agreement with Cheyenne Light under which Black Hills Wyoming sells the output of the CTII to Cheyenne Light. The sale is subject to FERC approval and certain other requirements included in the contract.

Sale of Enserco Energy Inc.

After the sale of Enserco, our Energy Marketing segment, on Feb. 29, 2012, and pursuant to the provisions of the Stock Purchase Agreement, the buyer requested purchase price adjustments, which we disputed. The buyer filed a petition in the Colorado District Court for the City and County of Denver, Colo., seeking an order compelling binding arbitration on all of the disputed claims. Following a hearing in July 2013, the court entered an order remanding all but one of the disputed adjustment claims to arbitration. We continue to dispute the validity of the adjustment claims within the arbitration process, which we expect will conclude before the end of 2013.

Guarantees

Except as noted below, there have been no significant changes to guarantees from those previously disclosed in Note 20 of the Notes to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

As of Dec. 31, 2012, the Company had provided a guarantee for up to $33.3 million for Colorado Electric’s performance and payment obligations relating to the purchase of wind turbines for the Colorado Electric Busch Ranch project completed in 2012. The guarantee expired March 29, 2013, upon fulfillment of all contractual obligations.

A guarantee of $7.5 million to Cross Timbers Energy Services for the performance and payment obligation of Black Hills Utility Holdings for natural gas supply purchases expired on June 30, 2013 and was converted to a letter of credit for $5 million as a replacement to this guarantee.

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

Utilities

Our utility customers are exposed to natural gas price volatility; therefore, as allowed or required by state utility commissions, we have entered into commission approved hedging programs utilizing natural gas futures, options and basis swaps to reduce our customers’ underlying exposure to these fluctuations. The fair value of our Utilities Group’s derivative contracts is summarized below (in thousands) as of:

	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Net derivative (liabilities) assets	$(8,396)	$(8,533)	$(7,253)
Cash collateral offset in Derivatives	8,396	8,576	15,740
Cash Collateral included in Other current assets	3,333	4,354	—
Net receivable (liability) position	$3,333	$4,397	$8,487

Oil and Gas Activities

We have entered into agreements to hedge a portion of our estimated 2013, 2014 and 2015 natural gas and crude oil production from the Oil and Gas segment. The hedge agreements in place at Sept. 30, 2013, were as follows:

Natural Gas

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	Total Year
2013
Swaps - MMBtu	—	—	—	1,154,000	1,154,000
Weighted Average Price per MMBtu	$—	$—	$—	$3.50	$3.50

2014
Swaps - MMBtu	1,040,000	997,500	1,005,000	1,005,000	4,047,500
Weighted Average Price per MMBtu	$3.74	$3.80	$3.99	$3.99	$3.88

2015
Swaps - MMBtu	900,000	862,500	500,000	455,000	2,717,500
Weighted Average Price per MMBtu	$4.24	$3.99	$4.08	$4.16	$4.12

Crude Oil

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	Total Year
2013
Swaps - Bbls	—	—	—	24,000	24,000
Weighted Average Price per Bbl	$—	$—	$—	$101.47	$101.47

Puts - Bbls	—	—	—	36,000	36,000
Weighted Average Price per Bbl	$—	$—	$—	$80.63	$80.63

Calls - Bbls	—	—	—	36,000	36,000
Weighted Average Price per Bbl	$—	$—	$—	$97.25	$97.25

2014
Swaps - Bbls	60,000	60,000	57,000	57,000	234,000
Weighted Average Price per Bbl	$95.48	$90.65	$90.55	$90.66	$91.86

2015
Swaps - Bbls	55,500	51,000	39,000	24,000	169,500
Weighted Average Price per Bbl	$89.98	$87.84	$87.73	$87.68	$88.49

Financing Activities

We engage in activities to manage risks associated with changes in interest rates. We have entered into floating-to-fixed interest rate swap agreements to reduce our exposure to interest rate fluctuations associated with our floating rate debt obligations. Further details of the swap agreements are set forth in Note 3 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K and in Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The contract or notional amounts, terms of our interest rate swaps and the interest rate swaps balances reflected on the Condensed Consolidated Balance Sheet were as follows (dollars in thousands) as of:

	Sept. 30, 2013		Dec. 31, 2012		Sept. 30, 2012
	Designated Interest Rate Swaps	De-designated Interest Rate Swaps*	Designated Interest Rate Swaps	De-designated Interest Rate Swaps*	Designated Interest Rate Swaps	De-designated Interest Rate Swaps*
Notional	$150,000	$250,000	$150,000	$250,000	$150,000	$250,000
Weighted average fixed interest rate	5.04%	5.67%	5.04%	5.67%	5.04%	5.67%
Maximum terms in years	3.25	0.25	4.00	1.00	4.25	1.25
Derivative liabilities, current	$7,039	$58,755	$7,039	$88,148	$7,028	$77,914
Derivative liabilities, non-current	$11,388	$—	$16,941	$—	$18,660	$17,668
Cash collateral receivable (payable) included in derivatives	$—	$5,960	$—	$5,960	$—	$3,310
__________

*
Maximum terms in years for our de-designated interest rate swaps reflect the amended early termination dates. If the early termination dates are not extended, the swaps will require cash settlement based on the swap value on the termination date. If extended annually, de-designated swaps totaling $100.0 million terminate in approximately 5.25 years and de-designated swaps totaling $150.0 million terminate in approximately 15.25 years.

Based on Sept. 30, 2013 market interest rates and balances related to our designated interest rate swaps, a loss of approximately $7.0 million would be realized, reported in pre-tax earnings and reclassified from AOCI during the next 12 months. Estimated and actual realized gains or losses will change during future periods as market interest rates change.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of Sept. 30, 2013. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

During the quarter ended Sept. 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS CORPORATION

Part II — Other Information

ITEM 1.	Legal Proceedings

For information regarding legal proceedings, see Note 19 in Item 8 of our 2012 Annual Report on Form 10-K and Note 13 in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information from Note 13 is incorporated by reference into this item.

ITEM 1A.	Risk Factors

There are no material changes, except as noted below, to the risk factors previously disclosed in Item 1A of Part I in our 2012 Annual Report on Form 10-K.

OPERATING RISKS

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

Our businesses are located in areas that could be subject to seasonal natural disasters such as severe snow and ice storms, flooding and wildfires. These factors could result in interruption of our business, damage to our property such as power lines and substations, and repair and clean-up costs associated with these storms. We may not be able to recover the costs incurred in restoring transmission and distribution property following these natural disasters through a change in our regulated rates thereby resulting in a negative impact on our results of operations, financial condition and cash flows.

Our coal mining operations are subject to operating risks that are beyond our control which could affect our profitability and production levels. Our surface mining operations could be disrupted or materially affected due to adverse weather or natural disasters such as heavy snow, strong winds, rain or flooding. Additionally, weather patterns can also affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage, and therefore, increased generating requirements and use of coal. Conversely, mild temperatures could result in lower electrical demand.

Weather conditions can also limit or temporarily halt our drilling, completion and producing activities and other crude oil and natural gas operations. Primarily in the winter and spring, our operations can be curtailed because of cold, snow, and wet conditions. Severe weather could further curtail these operations, including drilling and completing of new wells or production from existing wells. In addition, weather conditions and other events could temporarily impair our ability to transport our crude oil and natural gas production.

POWER GENERATION

Our inability to successfully complete the sale of Black Hills Wyoming’s CTII combustion turbine to the City of Gillette, Wyo. or to sell Black Hills Wyoming’s ownership interest in the Wygen I facility to Cheyenne Light could adversely affect our Power Generation segment.
Black Hills Wyoming entered into an agreement to sell its 40 megawatt simple-cycle, gas-fired combustion turbine (“CTII”) to the City of Gillette, Wyo. in August 2014 upon expiration of an existing power sales agreement under which Black Hills Wyoming sells the output of the CTII to our subsidiary Cheyenne Light.  This sale is subject to FERC approval and certain other requirements included in the contract.

Black Hills Wyoming also has a power sales agreement with Cheyenne Light which expires in December 2022.  This power sales agreement includes an option for Cheyenne Light to purchase Black Hills Wyoming’s ownership interest in the Wygen I facility between 2013 and 2019.  If Cheyenne Light exercises its purchase option, the sale would be subject to Wyoming Public Service Commission and FERC approval.

Failure of Black Hills Wyoming to complete the sale of CTII to the City of Gillette or the sale of its ownership interest in the Wygen I facility to Cheyenne Light if Cheyenne Light exercises its purchase option, whether due to failure to obtain regulatory approval or otherwise, could adversely affect our results of operations, financial position and liquidity, particularly if we are unable to obtain power sales contracts at reasonable rates to fully utilize these assets subsequent to the expiration of the power sales contracts that are currently in effect.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans for Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 -
July 31, 2013	—	$—	—	—

Aug. 1, 2013 -
Aug. 31, 2013	2,746	$52.82	—	—

Sept. 1, 2013 -
Sept. 30, 2013	—	$—	—	—

Total	2,746	$52.82	—	—
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

On Jan. 1, 2013, we adopted ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU was effective for annual and interim reporting periods beginning on or after Jan. 1, 2013 and is to be applied retrospectively for all comparative periods presented. The impact of retrospectively adjusting for the adoption of this ASU was immaterial to our historical consolidated financial statements.

The following presents the unaudited retrospective application of ASU 2011-11 by providing reconciliation between the gross assets and gross liabilities reflected on the Consolidated Balance Sheet and the potential effects of master netting arrangements on the fair value of our derivative contracts at Dec. 31, 2011.

Offsetting of derivative assets and derivative liabilities on our Consolidated Balance Sheet was as follows (in thousands):

	As of Dec. 31, 2011
Derivative Assets	Gross Amounts of Derivative Assets	Gross Amounts Offset on Consolidated Balance Sheet	Net Amount of Total Derivative Assets on Consolidated Balance Sheet

Subject to a master netting agreement or similar arrangement:
Commodity derivative:
Utilities	$965	$8,931	$9,896
Total derivative assets subject to a master netting agreement or similar arrangement	965	8,931	9,896

Not subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Basis Swaps	1,500	—	1,500
Oil and Gas - Natural Gas Basis Swaps	9,158	—	9,158
Total derivative assets not subject to a master netting agreement or similar arrangement	10,658	—	10,658

Total derivative assets	$11,623	$8,931	$20,554

	As of Dec. 31, 2011
Derivative Liabilities	Gross Amounts of Derivative Liabilities	Gross Amounts Offset on Consolidated Balance Sheet	Net Amount of Total Derivative Liabilities on Consolidated Balance Sheet

Subject to a master netting agreement or similar arrangement:
Commodity derivative:
Utilities	$17,643	$(10,487)	$7,156
Total derivative liabilities subject to a master netting agreement or similar arrangement	17,643	(10,487)	7,156

Not subject to a master netting agreement or similar arrangement:
Commodity derivative:
Oil and Gas - Crude Options	3,370	—	3,370
Oil and Gas - Natural Gas Basis Swaps	7	—	7
Interest Rate Swaps	122,867	—	122,867
Total derivative liabilities not subject to a master netting agreement or similar arrangement	126,244	—	126,244

Total derivative liabilities	$143,887	$(10,487)	$133,400

Derivative assets and derivative liabilities and collateral held by counterparty on our Consolidated Balance Sheet were (in thousands):

		As of Dec. 31, 2011
			Gross Amounts Not Offset on Consolidated Balance Sheet
Contract Type		Net Amount of Total Derivative Assets	Cash Collateral Received	Net Amount with Counterparty
Asset:
Oil and Gas	Counterparty A	$—	$—	$—
Oil and Gas	Counterparty B	10,658	—	10,658
Utilities	Counterparty A	9,896	—	9,896
		$20,554	$—	$20,554

		As of Dec. 31, 2011
			Gross Amounts Not Offset on Consolidated Balance Sheet
Contract Type		Net Amount of Total Derivative Liabilities	Cash Collateral Posted	Net Amount with Counterparty
Liabilities
Oil and Gas	Counterparty A	$—	$—	$—
Oil and Gas	Counterparty B	3,377	—	3,377
Utilities	Counterparty A	7,156	—	7,156
Interest Rate Swap	Counterparty D	5,140	—	5,140
Interest Rate Swap	Counterparty E	31,095	—	31,095
Interest Rate Swap	Counterparty F	13,880	—	13,880
Interest Rate Swap	Counterparty G	26,329	—	26,329
Interest Rate Swap	Counterparty H	23,203	—	23,203
Interest Rate Swap	Counterparty I	23,220	—	23,220
		$133,400	$—	$133,400

ITEM 6.	Exhibits

Exhibit Number	Description

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

BLACK HILLS CORPORATION

/s/ David R. Emery
David R. Emery, Chairman, President and
Chief Executive Officer

/s/ Anthony S. Cleberg
Anthony S. Cleberg, Executive Vice President and
Chief Financial Officer

Dated:	November 5, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

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