Form 10-K/A
period 2014-12-31
BLACK HILLS CORP /SD/
filed 2015-08-07
CIK 1130464

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the annual period ended December 31, 2014 originally filed by Black Hills Corporation on February 25, 2015 (the “Original Filing”).
In preparing our consolidated financial statements for the quarter ended June 30, 2015, we identified immaterial errors that impacted our previously issued consolidated financial statements. The prior period errors originated in the year ended December 31, 2008 and related to our oil and gas full cost ceiling impairment calculation to determine whether the net book value of the our oil and gas properties exceeded the ceiling. Specifically, the errors related to evaluating and correctly accounting for the treatment of tax related amounts associated with the calculation. The original errors identified caused an understatement of 2008, 2009, 2012 and Q1 2015 noncash ceiling test impairment calculations, which resulted in an overstatement of depletion expense from 2009 through March 31, 2015, and an understatement of the 2012 gain on sale of oil and gas properties, further described in Note 1 to the consolidated financial statements filed in this Annual Report on Form 10-K/A.
As a result of these immaterial errors, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this re-evaluation, we have determined that a material weakness in internal control over financial reporting relating to our oil and gas full-cost ceiling, non-cash impairment calculation existed as of December 31, 2014. As a result, we have revised Management’s Report on Internal Control Over Financial Reporting for the year ended December 31, 2014, included herein.
Notwithstanding the material weakness described above, we have concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 as previously filed with the Securities and Exchange Commission (“SEC”), are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon. Given this Amendment, we have revised our previously issued consolidated financial statements for the effects of immaterial errors included in this Annual Report on Form 10-K/A for the year ended December 31, 2014.
The following items have been amended as a result of the revision of Management’s Report on Internal Control Over Financial Reporting and to correct immaterial errors:

•	Item 6 - Selected Financial Data

•	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 - Financial Statements and Supplementary Data

•	Item 9A - Controls and Procedures

•	Item 15 - Exhibits

In accordance with applicable SEC rules, this Annual Report on Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.
Except for the impact of the items discussed above, no other changes have been made to the Original Filing. This Annual Report on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing date, or to modify or update those disclosures affected by subsequent events.
Concurrently with the filing of this Annual Report on Form 10-K/A, we are also filing an amendment to our Form 10-Q for the quarterly period ended March 31, 2015.

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

Forward-Looking Information

This Form 10-K/A contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 - Management’s Discussion & Analysis of Financial Condition and Results of Operations.

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in our Original Filing and this Form 10-K/A, including statements contained within Item 1A - Risk Factors.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31,	2014	2013		2012		2011		2010
(dollars in thousands, except per share amounts)

Total Assets	$4,245,902	$3,837,936		$3,688,335		$4,053,216		$3,631,412

Property, Plant and Equipment
Total property, plant and equipment	$4,563,400	$4,259,445		$3,930,772		$3,724,016		$3,353,509
Accumulated depreciation and depletion	$(1,357,929)	$(1,306,390)		$(1,229,159)		$(1,008,307)		$(941,872)

Capital Expenditures	$391,267	$379,534		$347,980		$431,707		$496,990

Capitalization
Current maturities of long-term debt	$275,000	$—		$103,973		$2,473		$5,181
Notes payable	75,000	82,500		277,000		345,000		249,000
Long-term debt, net of current maturities	1,267,589	1,396,948		938,877		1,280,409		1,186,050
Common stock equity	1,353,884	1,283,500		1,205,800		1,161,715		1,048,642
Total capitalization	$2,971,473	$2,762,948		$2,525,650		$2,789,597		$2,488,873

Capitalization Ratios
Short-term debt, including current maturities	12%	3%		15%		12%		10%
Long-term debt, net of current maturities	42%	51%		37%		46%		48%
Common stock equity	46%	46%		48%		42%		42%
Total	100%	100%		100%		100%		100%

Total Operating Revenues	$1,393,570	$1,275,852		$1,173,884		$1,272,188		$1,219,691

Net Income Available for Common Stock
Utilities	$101,421	$84,841		$79,588		$81,860		$74,563
Non-regulated Energy	30,443	20,864	(1)	45,637	(1)	4,875		14,410
Corporate and intersegment eliminations	(975)	12,602	(2)	(15,808)	(2)	(42,361)	(2)	(21,611)	(2)
Income (loss) from continuing operations	130,889	118,307		109,417		44,374		67,362
Income (loss) from discontinued operations, net of tax (3)	—	(884)		(6,977)		9,365		5,544
Net income available for common stock	$130,889	$117,423		$102,440		$53,739		$72,906

SELECTED FINANCIAL DATA continued

Years Ended December 31,	2014	2013	2012	2011	2010
(dollars in thousands, except per share amounts)

Dividends Paid on Common Stock	$69,636	$67,587	$65,262	$59,202	$56,467

Common Stock Data(4) (in thousands)
Shares outstanding, average basic	44,394	44,163	43,820	39,864	38,916
Shares outstanding, average diluted	44,598	44,419	44,073	40,081	39,091
Shares outstanding, end of year	44,672	44,499	44,206	43,925	39,269

Earnings (Loss) Per Share of Common Stock (in dollars) (4)
Basic earnings (loss) per average share -
Continuing operations	$2.95	$2.68	$2.50	$1.11	$1.73
Discontinued operations	—	(0.02)	(0.16)	0.24	0.14
Total	$2.95	$2.66	$2.34	$1.35	$1.87
Diluted earnings (loss) per average share -
Continuing operations	$2.93	$2.66	$2.48	$1.11	$1.73
Discontinued operations	—	(0.02)	(0.16)	0.23	0.14
Non-controlling interest	—	—	—	—	—
Total	$2.93	$2.64	$2.32	$1.34	$1.87

Dividends Declared per Share	$1.56	$1.52	$1.48	$1.46	$1.44

Book Value Per Share, End of Year	$30.31	$28.84	$27.28	$26.45	$26.70

Return on Average Common Stock Equity (full year)	9.9%	9.4%	8.7%	4.9%	6.8%

SELECTED FINANCIAL DATA continued

Years ended December 31,	2014	2013	2012	2011	2010
Operating Statistics:
Generating capacity (MW):
Electric Utilities (owned generation)	841	790	859	865	687
Electric Utilities (purchased capacity)	210	150	150	450	440
Power Generation (owned generation)	269	309	309	309	120
Total generating capacity	1,320	1,249	1,318	1,624	1,247

Electric Utilities:
MWh sold:
Retail electric	4,775,808	4,642,254	4,598,080	4,590,800	4,532,191
Contracted wholesale	340,871	357,193	340,036	349,520	468,782
Wholesale off-system	1,118,641	1,456,762	1,652,949	1,788,005	1,749,524
Total MWh sold	6,235,320	6,456,209	6,591,065	6,728,325	6,750,497

Gas Utilities: (5)
Gas sold (Dth)	60,323,416	59,097,493	47,358,505	55,764,154	55,265,630
Transport volumes (Dth)	67,463,143	63,821,546	60,480,822	59,216,132	59,879,450

Power Generation Segment:
MWh Sold	1,760,160	1,564,789	1,304,637	556,577	519,057
MWh Purchased	38,237	5,481	8,011	402	27,734

Oil and Gas Segment:
Oil and gas production sold (MMcfe)	9,986	9,529	12,544	11,762	11,300
Oil and gas reserves (MMcfe) (1)	101,416	86,713	80,683	133,242	131,096

Coal Mining Segment:
Tons of coal sold (thousands of tons) (6)	4,317	4,285	4,246	5,692	5,931
Coal reserves (thousands of tons)	208,231	212,595	232,265	256,170	261,860
____________________________________

(1)
2013 includes $6.6 million after-tax expense relating to the settlement of interest rate swaps in conjunction with the prepayment of Black Hills Wyoming’s project financing and write-off of deferred financing costs. 2012 includes a non-cash after-tax ceiling test impairment charge to our crude oil and natural gas properties of $32 million offset by an after-tax gain on sale of $49 million related to our Williston Basin assets. Reserves reflect the sale of the Williston Basin assets (see Notes 12 and 21 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K/A).

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

(3)	Discontinued operations include post-closing adjustments and operations relating to our Energy Marketing segment in 2013, 2012, 2011 and 2010.

(4)	During November 2011, we issued 4.4 million shares of common stock, which diluted our earnings per share in subsequent periods.

(5)	Excludes Cheyenne Light.

(6)	Tons of coal decreased in 2012 due to the expiration of an unprofitable train load-out contract.

	December 31, 2014			December 31, 2013
(in thousands, except per share and percentages)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised

Net Income Available for Common Stock
Non-regulated Energy (in thousands)	$28,335	$2,108	$30,443	$18,403	$2,461	$20,864

	December 31, 2012
(in thousands, except per share and percentages)	As Reported	Adjustments	As Revised

Total Assets	$3,729,471	$(41,136)	$3,688,335

Property, Plant and Equipment
Accumulated depreciation and depletion	$(1,188,023)	$(41,136)	$(1,229,159)

Common stock equity	$1,232,509	$(26,709)	$1,205,800

Net Income Available for Common Stock
Non-regulated Energy	$24,725	$20,912	$45,637

	December 31, 2011			December 31, 2010
(in thousands, except per share and percentages)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised

Total Assets	$4,127,083	$(73,867)	$4,053,216	$3,711,509	$(80,097)	$3,631,412

Property, Plant and Equipment
Accumulated depreciation and depletion	$(934,441)	$(73,866)	$(1,008,307)	$(861,775)	$(80,097)	$(941,872)

Common stock equity	$1,209,336	$(47,621)	$1,161,715	$1,100,270	$(51,628)	$1,048,642

Net Income Available for Common Stock
Non-regulated Energy	$866	$4,009	$4,875	$10,189	$4,221	$14,410

Earnings (Loss) Per Share of Common Stock
Basic earnings (loss) per share per average share -
Continuing Operations	$1.01	$0.10	$1.11	$1.62	$0.11	$1.73
Discontinued Operations	$0.24	$—	$0.24	$0.14	$—	$0.14
Total	$1.25	$0.10	$1.35	$1.76	$0.11	$1.87
Diluted earnings (loss) per share per average share -
Continuing Operations	$1.01	$0.10	$1.11	$1.62	$0.11	$1.73
Discontinued Operations	$0.23	$—	$0.23	$0.14	$—	$0.14
Total	$1.24	$0.10	$1.34	$1.76	$0.11	$1.87

For additional information on our business segments see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note 4 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

Results of Operations

Executive Summary and Overview

	For the Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands)
Revenue
Utilities	$1,315,079	$110,082	$1,204,997	$123,950	$1,081,047
Non-regulated Energy	206,030	11,481	194,549	(21,690)	216,239
Inter-company eliminations	(127,539)	(3,845)	(123,694)	(292)	(123,402)
	$1,393,570	$117,718	$1,275,852	$101,968	$1,173,884

Income (loss) from continuing operations
Electric Utilities	$59,552	$7,418	$52,134	$536	$51,598
Gas Utilities	41,869	9,162	32,707	4,717	27,990
Utilities	101,421	16,580	84,841	5,253	79,588

Power Generation (a)	28,516	12,228	16,288	(5,040)	21,328
Coal Mining	10,452	4,125	6,327	701	5,626
Oil and Gas(b)	(8,525)	(6,774)	(1,751)	(20,434)	18,683
Non-regulated Energy	30,443	9,579	20,864	(24,773)	45,637

Corporate and Eliminations(c)(d)(e)	(975)	(13,577)	12,602	28,410	(15,808)

Income from continuing operations	130,889	12,582	118,307	8,890	109,417

Income (loss) from discontinued operations, net of tax(f)	—	884	(884)	6,093	(6,977)
Net income (loss)	$130,889	$13,466	$117,423	$14,983	$102,440
______________

(a)
Income (loss) from continuing operations in 2013 includes a $6.6 million after-tax expense relating to the settlement of interest rate swaps in conjunction with the prepayment of Black Hills Wyoming’s project financing and write-off of deferred financing costs.

(b)
Income (loss) from continuing operations in 2012 includes a $32 million non-cash after-tax ceiling test impairment loss and a $49 million after-tax gain on sale of our Williston Basin assets. See Notes 12 and 21 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

(c)
Financial results of Enserco, our Energy Marketing segment, have been reclassified as discontinued operations in accordance with GAAP. When preparing this reclassification, certain indirect corporate costs and inter-segment interest expenses previously charged to our Energy Marketing segment could not be reclassified to discontinued operations of $0.6 million for 2012 and accordingly have been presented within Corporate. See Note 21 of the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

(f)
Income (loss) from discontinued operations, net of tax includes the activities of Enserco, our Energy Marketing segment. See Note 21 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

On February 29, 2012, we sold our Energy Marketing segment, which resulted in this segment being classified as discontinued operations. Additionally, the following business group and segment information does not include inter-company eliminations and all amounts are presented on a pre-tax basis unless otherwise indicated. Per share information references diluted shares unless otherwise noted.

2014 Compared to 2013

Income from continuing operations was $131 million, or $2.93 per share, in 2014 compared to $118 million, or $2.66 per share, in 2013. The 2014 Income from continuing operations did not include any expenses, gains, or losses that we believe are not representative of our core operating performance. The 2013 Income from continuing operations includes a $20 million non-cash after-tax mark-to-market gain on certain interest rate swaps, $6.6 million after-tax interest expense related to the early settlement of interest rate swaps and write-off of deferred financing costs associated with the prepayment of Black Hills Wyoming’s project financing and $7.6 million after-tax expense for a make-whole premium and write-off of deferred financing costs relating to the early redemption of our $250 million notes.

Net income was $131 million, or $2.93 per share, in 2014 compared to $117 million, or $2.64 per share, in 2013 and includes the same items described above and losses from our Energy Marketing segment sold in February 2012.

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

2013 Compared to 2012

Income from continuing operations was $118 million, or $2.66 per share, in 2013 compared to $109 million, or $2.48 per share, in 2012. The 2013 Income from continuing operations includes a $20 million non-cash after-tax mark-to-market gain on certain interest rate swaps, $6.6 million after-tax interest expense related to the early settlement of interest rate swaps and write-off of deferred financing costs associated with the prepayment of Black Hills Wyoming’s project financing and $7.6 million after-tax expense for a make-whole premium and write-off of deferred financing costs relating to the early redemption of our $250 million notes and interest expense on new debt. The 2012 Income from continuing operations includes a $49 million after-tax gain on sale related to the Williston Basin asset sale, a $32 million non-cash after-tax ceiling test impairment, a $1.0 million non-cash after-tax write-off of deferred financing costs related to our previous Revolving Credit Facility, a $4.6 million after-tax make-whole premium for the early redemption of our $225 million corporate notes and a $1.2 million non-cash after-tax mark-to-market gain on certain interest rate swaps.

Net income was $117 million, or $2.64 per share, in 2013 compared to $102 million, or $2.32 per share, in 2012 and includes the same items described above and losses from our Energy Marketing segment sold in February 2012.

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

•
On September 27, 2012, our Oil and Gas segment sold approximately 85% of its Williston Basin assets, including approximately 73 gross wells and 28,000 net leasehold acres, for net cash proceeds of approximately $228 million. We recognized a gain of $76 million on the sale. The portion of the sale amount not recognized as gain reduced the full-cost pool and had the effect of reducing the depreciation, depletion and amortization rate after the sale.

•	Coal Mining continued operations under its revised mine plan. Mining operations moved in August 2012, to an area with lower overburden ratios, which reduced mining costs in 2013.

•	In the second quarter of 2012, our Oil and Gas segment recorded a $50 million non-cash ceiling test impairment loss as a result of continued low natural gas prices.

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

Oil and Gas

Oil and Gas operating results for the years ended December 31 were as follows (in thousands):

	2014	Variance	2013	Variance	2012

Revenue	$55,114	$230	$54,884	$(24,188)	$79,072

Operations and maintenance	42,659	2,294	40,365	(2,902)	43,267
Gain on sale of assets	—	—	—	75,854	(75,854)
Depreciation, depletion and amortization	24,246	6,369	17,877	(11,908)	29,785
Impairment of long-lived assets	—	—	—	(49,571)	49,571
Total operating expenses	66,905	8,663	58,242	11,473	46,769

Operating income (loss)	(11,791)	(8,433)	(3,358)	(35,661)	32,303

Interest expense, net	(1,685)	(1,071)	(614)	3,321	(3,935)
Other income (expense), net	183	75	108	(99)	207
Income tax benefit (expense)	4,768	2,655	2,113	12,005	(9,892)

Income (loss) from continuing operations	$(8,525)	$(6,774)	$(1,751)	$(20,434)	$18,683

The following tables provide certain operating statistics for the Oil and Gas segment:

Crude Oil and Natural Gas Production	2014	2013	2012
Bbls of oil sold	337,196	336,140	559,971
Mcf of natural gas sold	7,155,076	6,983,104	8,686,191
Bbls of NGL sold	134,555	88,205	82,989
Mcf equivalent sales	9,985,584	9,529,178	12,543,948

Average Price Received (a)	2014	2013	2012
Gas/Mcf	$2.91	$2.69	$3.33
Oil/Bbl	$79.39	$89.34	$83.27
NGL/Bbl	$35.53	$33.15	$32.41
__________________________

(a)	Net of hedge settlement gains/losses

	2014	2013	2012
Depletion expense/Mcfe*	$1.84	$1.40	$2.11
___________

*
The average depletion rate per Mcfe is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented. The decreased depletion rate in 2013 is primarily driven by the Williston Basin sale and ceiling test impairment in 2012. See Note 21 of Notes to the Consolidated Financial Statements included in this Annual Report filed on Form 10-K/A.

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

Income tax (benefit) expense: 2013 produced a pre-tax net loss that resulted in an income tax benefit. The impact of the tax benefit from percentage depletion had a greater effect in 2013 when compared to the prior year.

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

The following discussion of our critical accounting estimates should be read in conjunction with Note 1, “Business Description and Significant Accounting Policies” of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

Full Cost Method of Accounting for Oil and Gas Activities

Accounting for oil and gas activities is subject to special, unique rules. Two generally accepted methods of accounting for oil and gas activities are available - successful efforts and full cost. We account for our oil and gas activities under the full cost method, whereby all productive and nonproductive costs related to acquisition, exploration, development, abandonment and reclamation activities are capitalized. These costs are amortized using a unit-of-production method based on volumes produced and proved reserves. Any conveyances of properties, including gains or losses on abandonments of properties, are generally treated as adjustments to the cost of the properties with no gain or loss recognized. Net capitalized costs are subject to a ceiling test that limits such costs to the aggregate of the present value of future net revenues of proved reserves and the lower of cost or fair value of unproved properties. This method values the reserves based upon SEC-defined prices for oil and gas as of the end of each reporting period adjusted for contracted price changes. The prices, as well as costs and development capital, are assumed to remain constant for the remaining life of the properties. If the net capitalized costs exceed the full-cost ceiling, then a permanent non-cash write-down is required to be charged to earnings in that reporting period. Under these SEC-defined product prices, our net capitalized costs were more than the full cost ceiling at June 30, 2012, which required a write-down of $32 million after-tax. We’ve taken no further write-downs related to our oil and gas full-cost pool since then and under the SEC-defined product prices at December 31, 2014, no write-down was required. Reserves in 2014 and 2013 were determined consistent with SEC requirements using a 12-month average price calculated using the first-day-of-the-month price for each of the 12 months in the reporting period held constant for the life of the properties. Because of the fluctuations in natural gas and oil prices, we can provide no assurance that future write-downs will not occur. However, if the current low price environment continues, it is probable that we will have an impairment in 2015.

As noted, we utilize the full-cost method of accounting for our oil and gas activities in accordance with SEC Rule 4-10 of Regulation S-X (Rule 4-10). Under the full-cost method, sales of oil and gas properties generally are recorded as an adjustment to capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved oil and gas reserves. The Company’s sale of oil and gas properties in the Williston Basin of North Dakota in 2012 was significant as defined by Rule 4-10 and, accordingly, a $49 million after-tax gain on sale was recorded. Total net cash proceeds from the sale were approximately $228 million.

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
If a different method of allocating the capitalized costs was chosen, the gain recorded on our transaction could vary substantially. For example, if the allocation was made on the same basis used to compute amortization as noted within Rule 4-10 and we utilized the ratio of proven reserve quantities from the properties sold compared to total proven reserve quantities in our cost center, we would have recorded a gain on sale of approximately $180 million. Because of the value associated with the undeveloped acreage sold, we did not believe this was an appropriate methodology for allocation. If the amount of gain were recorded differently, it would impact the amount of adjustment to our capitalized costs therefore impacting future depletion expense recorded within our consolidated financial statements.
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

Risk Management Activities

In addition to the information provided below, see Note 8, “Risk Management Activities” and Note 9, “Fair Value Measurement,” of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

Pension and Other Postretirement Benefits

As described in Note 17 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A, we have two defined benefit pension plans, three defined post-retirement healthcare plans and several non-qualified retirement plans. A Master Trust holds the assets for the Pension Plans. Each Pension Plan has an undivided interest in the Master Trust. Trusts for the funded portion of the post-retirement healthcare plans have also been established.

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

See Note 14 in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A for additional information.

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

The following table provides an informational summary of our financial position as of December 31 (dollars in thousands):

Financial Position Summary	2014	2013
Cash and cash equivalents	$21,218	$7,841
Restricted cash and equivalents	$2,056	$2
Short-term debt, including current maturities of long-term debt	$350,000	$82,500
Long-term debt	$1,267,589	$1,396,948
Stockholders’ equity	$1,353,884	$1,283,500

Ratios
Long-term debt ratio	48%	53%
Total debt ratio	54%	54%

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

See Note 14 in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A for additional information.

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

	2014	2013	2012
Dividend Payout Ratio	53%	58%	64%
Dividends Per Share	$1.56	$1.52	$1.48

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

(c)
Unconditional purchase obligations include the energy and capacity costs associated with our PPAs, capacity and certain transmission, gas purchases, gas transportation and storage agreements, and gathering commitments for our Oil and Gas segment. The energy charge under the PPAs and the commodity price under the gas purchase contracts are variable costs, which for purposes of estimating our future obligations, were based on costs incurred during 2014 and price assumptions using existing prices at December 31, 2014. Our transmission obligations are based on filed tariffs as of December 31, 2014. A portion of our gas purchases are purchased under evergreen contracts and therefore, for purposes of this disclosure, are carried out for 60 days. The gathering commitments for our Oil and Gas segment are described in Part I, Delivery Commitments, of our our Original Filing for 2014.

(d)	Includes operating leases associated with several office buildings, warehouses and call centers, equipment and vehicles.

(e)
Includes estimated asset retirement obligations associated with our Electric Utilities, Gas Utilities, Coal Mining and Oil and Gas segments as discussed in Note 7 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

Off-Balance Sheet Commitments

Guarantees

We have entered into various off-balance sheet commitments in the form of guarantees and letters of credit. We provide various guarantees supporting certain of our subsidiaries under specified agreements or transactions. At December 31, 2014, we had outstanding guarantees as indicated in the table below. For more information on these guarantees, see Note 19 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

Further details of the swap agreements are set forth in Note 8 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K/A for information on new accounting standards adopted in 2014 or pending adoption.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting (Revised)

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, at the time that the Original Filing was filed on February 25, 2015, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

In connection with the immaterial corrections discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note 1 of the Notes to the Consolidated Financial Statements included herein, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal controls over financial reporting as of December 31, 2014. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of a deficiency in the level of training in performing the control over the full cost ceiling test write-down impairment calculation, specifically related to evaluating and correctly accounting for the treatment of tax amounts associated with the calculation. Management concluded that this deficiency was a material weakness as defined in the Securities and Exchange Commission regulations.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015, August 6, 2015, as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (revised), which report expressed an adverse opinion on the effectiveness of Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 24, 2015 (August 6, 2015 as to the effects of the restatement discussed in Note 1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Black Hills Corporation
Rapid City, South Dakota

We have audited the internal control over financial reporting of Black Hills Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: a deficiency in the level of training in performing the control over the full cost ceiling test write-down impairment calculation, specifically related to evaluating and correctly accounting for the treatment of tax amounts associated with the calculation. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 (August 6, 2015 as to the effects of the restatement revisions discussed in Note 1) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 24, 2015 (August 6, 2015 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (revised))

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Year ended	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands, except per share amounts)
Revenue:
Utilities	$1,300,969	$1,191,133	$1,064,813
Non-regulated energy	92,601	84,719	109,071
Total revenue	1,393,570	1,275,852	1,173,884

Operating expenses:
Utilities -
Fuel, purchased power and cost of natural gas sold	581,782	492,147	407,066
Operations and maintenance	270,954	261,919	242,367
Non-regulated energy operations and maintenance	88,141	83,762	85,830
Gain on sale of operating assets	—	—	(75,854)
Depreciation, depletion and amortization	144,745	137,324	145,923
Impairment of long-lived assets	—	—	49,571
Taxes - property, production and severance	43,580	40,012	40,487
Other operating expenses	500	1,243	2,052
Total operating expenses	1,129,702	1,016,407	897,442

Operating income	263,868	259,445	276,442

Other income (expense):
Interest charges -
Interest expense incurred (including amortization of debt issuance costs, premiums and discounts and realized settlements on interest rate swaps)	(73,017)	(113,979)	(117,754)
Allowance for funds used during construction - borrowed	1,075	1,130	3,462
Capitalized interest	982	1,061	682
Unrealized gain (loss) on interest rate swaps, net	—	30,169	1,882
Interest income	1,925	1,723	1,957
Allowance for funds used during construction - equity	994	607	540
Other expense	(377)	(694)	(71)
Other income	2,065	1,971	2,486
Total other income (expense)	(66,353)	(78,012)	(106,816)
Income (loss) from continuing operations before earnings (loss) of unconsolidated subsidiaries and income taxes	197,515	181,433	169,626
Equity in earnings (loss) of unconsolidated subsidiaries	(1)	(86)	10
Income tax benefit (expense)	(66,625)	(63,040)	(60,219)
Income (loss) from continuing operations	130,889	118,307	109,417
Income (loss) from discontinued operations, net of tax	—	(884)	(6,977)
Net income (loss) available for common stock	$130,889	$117,423	$102,440

Earnings (loss) per share of common stock:
Earnings (loss) per share, Basic -
Income (loss) from continuing operations, per share	$2.95	$2.68	$2.50
Income (loss) from discontinued operations, per share	—	(0.02)	(0.16)
Total income (loss) per share, Basic	$2.95	$2.66	$2.34
Earnings (loss) per share, Diluted -
Income (loss) from continuing operations, per share	$2.93	$2.66	$2.48
Income (loss) from discontinued operations, per share	—	(0.02)	(0.16)
Total income (loss) per share, Diluted	$2.93	$2.64	$2.32
Weighted average common shares outstanding:
Basic	44,394	44,163	43,820
Diluted	44,598	44,419	44,073

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended (in thousands)	December 31, 2014	December 31, 2013	December 31, 2012

Net income (loss) available for common stock	$130,889	$117,423	$102,440

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $5,004, $(3,813) and $296, respectively)	(10,590)	8,237	(542)
Benefit plan liability adjustments - prior service (costs) (net of tax of $(17), $185 and $86, respectively)	237	(406)	(157)
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(348), $(971) and $0, respectively)	646	1,820	—
Reclassification adjustment of benefit plan liability - prior service cost (net of tax of $76, $88 and $0, respectively)	(141)	(165)	—
Fair value adjustment on derivatives designated as cash flow hedges (net of tax of $(5,239), $(2,445) and $887, respectively)	8,906	4,534	(1,268)
Reclassification adjustment of cash flow hedges settled and included in net income (loss) (net of tax of $(2,344), $(2,016) and $534, respectively)	3,320	4,046	(643)
Other comprehensive income (loss), net of tax	2,378	18,066	(2,610)

Comprehensive income (loss)	$133,267	$135,489	$99,830

See Note 15 for additional disclosures related to Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,218	$7,841
Restricted cash and equivalents	2,056	2
Accounts receivable, net	189,992	177,573
Materials, supplies and fuel	91,191	88,478
Derivative assets, current	—	717
Income tax receivable, net	2,053	1,460
Deferred income tax assets, net, current	48,288	18,889
Regulatory assets, current	74,396	24,451
Other current assets	24,842	25,877
Total current assets	454,036	345,288

Investments	17,294	16,697

Property, plant and equipment	4,563,400	4,259,445
Less accumulated depreciation and depletion	(1,357,929)	(1,306,390)
Total property, plant and equipment, net	3,205,471	2,953,055

Other assets:
Goodwill	353,396	353,396
Intangible assets, net	3,176	3,397
Derivative assets, non-current	—	—
Regulatory assets, non-current	183,443	138,197
Other assets, non-current	29,086	27,906
Total other assets, non-current	569,101	522,896
TOTAL ASSETS	$4,245,902	$3,837,936

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	As of
	December 31, 2014	December 31, 2013
	(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,139	$130,416
Accrued liabilities	170,115	151,277
Derivative liabilities, current	3,340	3,474
Regulatory liabilities, current	3,687	10,727
Notes payable	75,000	82,500
Current maturities of long-term debt	275,000	—
Total current liabilities	651,281	378,394

Long-term debt, net of current maturities	1,267,589	1,396,948

Deferred credits and other liabilities:
Deferred income tax liabilities, net, non-current	511,952	419,293
Derivative liabilities, non-current	2,680	5,614
Regulatory liabilities, non-current	145,144	109,429
Benefit plan liabilities	158,966	111,479
Other deferred credits and other liabilities	154,406	133,279
Total deferred credits and other liabilities	973,148	779,094

Commitments and contingencies (See Notes 5, 6, 7, 8, 13, 17, 18 and 19)

Stockholders’ equity:
Common stock $1 par value; 100,000,000 shares authorized; issued: 44,714,072 and 44,550,239 shares, respectively	44,714	44,550
Additional paid-in capital	748,840	742,344
Retained earnings	577,249	515,996
Treasury stock at cost - 42,226 and 50,877 shares, respectively	(1,875)	(1,968)
Accumulated other comprehensive income (loss)	(15,044)	(17,422)
Total stockholders’ equity	1,353,884	1,283,500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,245,902	$3,837,936

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Operating activities:
Net income available for common stock	$130,889	$117,423	$102,440
(Income) loss from discontinued operations, net of tax	—	884	6,977
Income (loss) from continuing operations	130,889	118,307	109,417
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	144,745	137,324	145,923
Deferred financing cost amortization	2,127	6,763	5,555
Impairment of long-lived assets	—	—	49,571
Gain on sale of operating assets	—	—	(75,854)
Stock compensation	9,329	12,595	8,271
Unrealized (gain) loss on interest rate swaps, net	—	(30,169)	(1,882)
Deferred income taxes	70,232	65,216	51,535
Employee benefit plans	14,814	22,194	20,973
Other adjustments, net	14,415	9,826	4,929
Change in certain operating assets and liabilities:
Materials, supplies and fuel	(4,563)	(5,770)	6,343
Accounts receivable, unbilled revenues and other current assets	(65,091)	(13,921)	13,739
Accounts payable and other current liabilities	16,027	15,336	(10,713)
Contributions to defined benefit pension plans	(10,200)	(12,500)	(25,350)
Other operating activities, net	733	312	(6,670)
Net cash provided by operating activities of continuing operations	323,457	325,513	295,787
Net cash provided by (used in) operating activities of discontinued operations	—	(884)	21,184
Net cash provided by operating activities	323,457	324,629	316,971

Investing activities:
Property, plant and equipment additions	(398,494)	(354,749)	(349,129)
Proceeds from sale of assets	—	—	253,791
Other investing activities	(2,653)	5,471	(180)
Net cash provided by (used in) investing activities of continuing operations	(401,147)	(349,278)	(95,518)
Proceeds from sale of business operations	—	—	107,511
Net cash provided by (used in) investing activities of discontinued operations	—	—	(824)
Net cash provided by (used in) investing activities	(401,147)	(349,278)	11,169

Financing activities:
Dividends paid on common stock	(69,636)	(67,587)	(65,262)
Common stock issued	3,251	4,354	4,726
Short-term borrowings - issuances	396,250	337,650	203,753
Short-term borrowings - repayments	(403,750)	(532,150)	(271,753)
Long-term debt - issuance	160,000	800,000	—
Long-term debt - repayments	(12,200)	(445,906)	(240,077)
De-designated interest rate swap settlement	—	(63,939)	—
Other financing activities	17,152	(15,394)	(2,833)
Net cash provided by (used in) financing activities of continuing operations	91,067	17,028	(371,446)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—
Net cash provided by (used in) financing activities	91,067	17,028	(371,446)

Net change in cash and cash equivalents	13,377	(7,621)	(43,306)

Cash and cash equivalents beginning of year *	7,841	15,462	58,768
Cash and cash equivalents end of year	$21,218	$7,841	$15,462
____________________
* Cash and cash equivalents include cash of discontinued operations of $37 million at December 31, 2011.

See Note 16 for supplemental disclosure of cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock
(in thousands except share)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
Balance at December 31, 2011	43,957,502	$43,958	32,766	$(970)	$722,623	$428,982	$(32,878)	$1,161,715
Net income (loss) available for common stock	—	—	—	—	—	102,440	—	102,440
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,610)	(2,610)
Dividends on common stock	—	—	—	—	—	(65,262)	—	(65,262)
Share-based compensation	219,946	220	39,016	(1,275)	7,095	—	—	6,040
Tax effect of share-based compensation	—	—	—	—	117	—	—	117
Dividend reinvestment and stock purchase plan	100,741	100	—	—	3,282	—	—	3,382
Other stock transactions	—	—	—	—	(22)	—	—	(22)
Balance at December 31, 2012	44,278,189	$44,278	71,782	$(2,245)	$733,095	$466,160	$(35,488)	$1,205,800
Net income (loss) available for common stock	—	—	—	—	—	117,423	—	117,423
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	18,066	18,066
Dividends on common stock	—	—	—	—	—	(67,587)	—	(67,587)
Share-based compensation	190,172	190	(20,905)	277	5,400	—	—	5,867
Tax effect of share-based compensation	—	—	—	—	410	—	—	410
Dividend reinvestment and stock purchase plan	66,878	67	—	—	3,062	—	—	3,129
Other stock transactions	15,000	15	—	—	377	—	—	392
Balance at December 31, 2013	44,550,239	$44,550	50,877	$(1,968)	$742,344	$515,996	$(17,422)	$1,283,500
Net income (loss) available for common stock	—	—	—	—	—	130,889	—	130,889
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,378	2,378
Dividends on common stock	—	—	—	—	—	(69,636)	—	(69,636)
Share-based compensation	111,507	112	(8,651)	93	4,210	—	—	4,415
Tax effect of share-based compensation	—	—	—	—	(499)	—	—	(499)
Dividend reinvestment and stock purchase plan	52,326	52	—	—	2,826	—	—	2,878
Other stock transactions	—	—	—	—	(41)	—	—	(41)
Balance at December 31, 2014	44,714,072	$44,714	42,226	$(1,875)	$748,840	$577,249	$(15,044)	$1,353,884

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

Correction of Immaterial Errors

In preparing our condensed consolidated financial statements for the quarter ended June 30, 2015, we identified immaterial errors that impacted our previously issued consolidated financial statements. The prior period errors originated in the year ended December 31, 2008 and related to our oil and gas full cost ceiling impairment calculation to determine whether the net book value of the our oil and gas properties exceeded the ceiling. Specifically, the errors related to evaluating and correctly accounting for the treatment of tax related amounts associated with the calculation. The original errors identified caused an understatement of 2008, 2009, 2012 and Q1 2015 noncash ceiling test impairment calculations, which resulted in an overstatement of depletion expense from 2009 through March 31, 2015, and an understatement of the 2012 gain on sale of oil and gas properties.
In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated these errors, including both qualitative and quantitative considerations, and concluded that the errors did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements.

The following tables present the revisions to particular line items resulting from the corrections of these errors in this Annual Report on Form 10-K/A. The errors relate entirely to our Oil and Gas segment.

CONSOLIDATED STATEMENTS OF INCOME

	As of December 31, 2014			As of December 31, 2013
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(in thousands expect per share amounts)

Depreciation, depletion and amortization	$148,083	$(3,338)	$144,745	$141,217	$(3,893)	$137,324
Total operating expenses	$1,133,040	$(3,338)	$1,129,702	$1,020,300	$(3,893)	$1,016,407

Operating income	$260,530	$3,338	$263,868	$255,552	$3,893	$259,445

Income (loss) from continuing operations before earnings (loss) of unconsolidated subsidiaries and income taxes	$194,177	$3,338	$197,515	$177,540	$3,893	$181,433
Income tax benefit (expense)	$(65,395)	$(1,230)	$(66,625)	$(61,608)	$(1,432)	$(63,040)
Income (loss) from continuing operations	$128,781	$2,108	$130,889	$115,846	$2,461	$118,307
Net income (loss) available for common stock	$128,781	$2,108	$130,889	$114,962	$2,461	$117,423

Earnings (loss) per share of common stock:
Earnings (loss) per share, Basic -
Income (loss) from continuing operations, per share	$2.90	$0.05	$2.95	$2.62	$0.06	$2.68
Income (loss) from discontinued operations, per share	—	—	—	(0.02)	—	(0.02)
Total income (loss) per share, Basic	$2.90	$0.05	$2.95	$2.60	$0.06	$2.66
Earnings (loss) per share, Diluted -
Income (loss) from continuing operations, per share	$2.89	$0.04	$2.93	$2.61	$0.05	$2.66
Income (loss) from discontinued operations, per share	—	—	—	(0.02)	—	(0.02)
Total income (loss) per share, Diluted	$2.89	$0.04	$2.93	$2.59	$0.05	$2.64

As of December 31, 2012	As Reported	Adjustment	As Revised
	(in thousands expect per share amounts)

Gain on sale of operating assets	$(29,129)	$(46,725)	$(75,854)
Depreciation, depletion and amortization	$154,632	$(8,709)	$145,923
Impairment of long-lived assets	$26,868	$22,703	$49,571
Total operating expenses	$930,173	$(32,731)	$897,442

Operating income	$243,711	$32,731	$276,442

Income (loss) from continuing operations before earnings (loss) of unconsolidated subsidiaries and income taxes	$136,895	$32,731	$169,626
Income tax benefit (expense)	$(48,400)	$(11,819)	$(60,219)
Income (loss) from continuing operations	$88,505	$20,912	$109,417
Net income (loss) available for common stock	$81,528	$20,912	$102,440

Earnings (loss) per share of common stock:
Earnings (loss) per share, Basic -
Income (loss) from continuing operations, per share	$2.02	$0.48	$2.50
Income (loss) from discontinued operations, per share	(0.16)	—	(0.16)
Total income (loss) per share, Basic	$1.86	$0.48	$2.34
Earnings (loss) per share, Diluted -
Income (loss) from continuing operations, per share	$2.01	$0.47	$2.48
Income (loss) from discontinued operations, per share	(0.16)	—	(0.16)
Total income (loss) per share, Diluted	$1.85	$0.47	$2.32

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Consolidated Statements of Comprehensive Income for the year ended December 31,
	2014			2013			2012
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in thousands)
Net income (loss)	$128,781	$2,108	$130,889	$114,962	$2,461	$117,423	$81,528	$20,912	$102,440
Comprehensive Income (loss)	$131,159	$2,108	$133,267	$133,028	$2,461	$135,489	$78,918	$20,912	$99,830

CONSOLIDATED BALANCE SHEET

	As of December 31, 2014			As of December 31, 2013
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(in thousands)
Accumulated Depreciation and Depletion	$(1,324,025)	$(33,904)	$(1,357,929)	$(1,269,148)	$(37,242)	$(1,306,390)
Total property, plant and equipment, net	$3,239,375	$(33,904)	$3,205,471	$2,990,297	$(37,242)	$2,953,055
TOTAL ASSETS	$4,279,806	$(33,904)	$4,245,902	$3,875,178	$(37,242)	$3,837,936

Deferred income tax liability, non-current	$523,716	$(11,764)	$511,952	$432,287	$(12,994)	$419,293
Total deferred credits and other liabilities	$984,912	$(11,764)	$973,148	$792,088	$(12,994)	$779,094

Retained earnings	$599,389	$(22,140)	$577,249	$540,244	$(24,248)	$515,996
Total stockholders' equity	$1,376,024	$(22,140)	$1,353,884	$1,307,748	$(24,248)	$1,283,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,279,806	$(33,904)	$4,245,902	$3,875,178	$(37,242)	$3,837,936

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014			Year Ended December 31, 2013
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(in thousands)
Net income (loss) available for common stock	$128,781	$2,108	$130,889	$114,962	$2,461	$117,423
Income (loss) from continuing operations	$128,781	$2,108	$130,889	$115,846	$2,461	$118,307

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	$148,083	$(3,338)	$144,745	$141,217	$(3,893)	$137,324
Deferred income taxes	$69,002	$1,230	$70,232	$63,784	$1,432	$65,216

	Year Ended December 31, 2012
	As Reported	Adjustments	As Revised
	(in thousands)
Net income (loss) available for common stock	$81,528	$20,912	$102,440
Income (loss) from continuing operations	$88,505	$20,912	$109,417

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	$154,632	$(8,709)	$145,923
Impairment of long-lived assets	$26,868	$22,703	$49,571
Gain on sale of operating assets	$(29,129)	$(46,725)	$(75,854)
Deferred income taxes	$39,716	$11,819	$51,535

The Notes to the Consolidated Financial Statements have been revised to reflect the correction of these errors for all periods presented.

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

A reconciliation of share amounts used to compute earnings (loss) per share is as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Income (loss) from continuing operations	$130,889	$118,307	$109,417

Weighted average shares - basic	44,394	44,163	43,820
Dilutive effect of:
Equity compensation	204	256	250
Other	—	—	3
Weighted average shares - diluted	44,598	44,419	44,073

Income (loss) from continuing operations, per share - Diluted	$2.93	$2.66	$2.48

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

	2014		2013		Lives (in years)
Gas Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum

Gas plant:
Production	$13	37	$13	37	37	37
Gas transmission	24,090	54	24,984	54	53	57
Gas distribution	557,405	46	507,318	46	41	56
General	90,085	19	85,841	19	16	22
Total gas plant in service	671,593		618,156
Construction work in progress	16,072		9,417
Total gas plant	687,665		627,573
Less accumulated depreciation and amortization	92,035		84,679
Gas plant net of accumulated depreciation and amortization	$595,630		$542,894

2014						Lives ( in years)
Non-regulated Energy	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum

Power Generation	$153,779	$2,262	$156,041	$47,704	$108,337	33	2	40
Coal Mining	145,619	3,748	149,367	90,629	58,738	15	2	59
Oil and Gas	962,395	—	962,395	646,640	315,755	24	3	25
	$1,261,793	$6,010	$1,267,803	$784,973	$482,830

2013						Lives ( in years)
Non-regulated Energy	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum

Power Generation	$143,026	$10,491	$153,517	$43,069	$110,448	36	2	40
Coal Mining	149,067	1,156	150,223	86,306	63,917	14	2	59
Oil and Gas	852,384	—	852,384	622,576	229,808	24	3	25
	$1,144,477	$11,647	$1,156,124	$751,951	$404,173

2014						Lives ( in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization (a)	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
Corporate	$5,524	$5,196	$10,720	$(3,485)	$14,205	11	5	30
___________

(a)	Accumulated depreciation, depletion and amortization at Corporate reflects the elimination of the capital lease accumulated depreciation difference between Colorado Electric and Colorado IPP.

2013						Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization (a)	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
Corporate	$5,498	$5,647	$11,145	$(3,210)	$14,355	6	2	30
___________

(a)	Accumulated depreciation, depletion and amortization at Corporate reflects the elimination of the capital lease accumulated depreciation difference between Colorado Electric and Colorado IPP.

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

Segment information was as follows (in thousands):

Total Assets (net of inter-company eliminations) as of December 31,	2014	2013
Utilities:
Electric (a)	$2,748,680	$2,525,947
Gas	906,922	805,617
Non-regulated Energy:
Power Generation (a)	76,945	95,692
Coal Mining	74,407	78,825
Oil and Gas	332,343	251,124
Corporate	106,605	80,731
Total assets	$4,245,902	$3,837,936
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

	Consolidating Income Statement
Year ended December 31, 2014	Electric Utilities	Gas Utilities	Power Generation	Coal Mining	Oil and Gas	Corporate	Inter-company Eliminations	Total

Revenue	$683,201	$617,768	$6,401	$31,086	$55,114	$—	$—	$1,393,570
Inter-company revenue	14,110	—	81,157	32,272	—	222,460	(349,999)	—
Total revenue	697,311	617,768	87,558	63,358	55,114	222,460	(349,999)	1,393,570

Fuel, purchased power and cost of natural gas sold	314,573	380,852	—	—	—	116	(113,759)	581,782
Operations and maintenance	165,641	132,635	33,126	41,172	42,659	213,415	(225,473)	403,175
Depreciation, depletion and amortization	79,424	26,499	4,540	10,276	24,246	7,690	(7,930)	144,745
Operating income (loss)	137,673	77,782	49,892	11,910	(11,791)	1,239	(2,837)	263,868

Interest expense	(53,402)	(15,725)	(4,351)	(493)	(2,603)	(50,299)	55,913	(70,960)
Interest income	4,615	441	682	59	918	48,969	(53,759)	1,925
Other income (expense), net	1,164	34	(6)	2,275	183	61,605	(62,574)	2,681
Income tax benefit (expense)	(30,498)	(20,663)	(17,701)	(3,299)	4,768	24	744	(66,625)
Income (loss) from continuing operations	$59,552	$41,869	$28,516	$10,452	$(8,525)	$61,538	$(62,513)	$130,889

	Consolidating Income Statement
Year ended December 31, 2013	Electric Utilities	Gas Utilities	Power Generation	Coal Mining	Oil and Gas	Corporate	Inter-company Eliminations	Total

Revenue	$651,445	$539,689	$4,648	$25,186	$54,884	$—	$—	$1,275,852
Inter-company revenue	13,863	—	78,389	31,442	—	220,620	(344,314)	—
Total revenue	665,308	539,689	83,037	56,628	54,884	220,620	(344,314)	1,275,852

Fuel, purchased power and cost of natural gas sold	294,048	310,463	—	—	—	125	(112,489)	492,147
Operations and maintenance	159,961	126,073	30,186	39,519	40,365	202,809	(211,977)	386,936
Depreciation, depletion and amortization	77,704	26,381	5,091	11,523	17,877	11,624	(12,876)	137,324
Operating income (loss)	133,595	76,772	47,760	5,586	(3,358)	6,062	(6,972)	259,445

Interest expense (a)	(61,537)	(25,234)	(21,178)	(641)	(2,253)	(85,195)	84,250	(111,788)
Unrealized gain (loss) on interest rate swaps, net	—	—	—	—	—	30,169	—	30,169
Interest income	5,277	976	785	10	1,639	69,760	(76,724)	1,723
Other income (expense), net	633	(60)	1	2,304	108	41,453	(42,641)	1,798
Income tax benefit (expense)	(25,834)	(19,747)	(11,080)	(932)	2,113	(7,778)	218	(63,040)
Income (loss) from continuing operations	$52,134	$32,707	$16,288	$6,327	$(1,751)	$54,471	$(41,869)	$118,307
________________

(a)
Power Generation includes costs associated with interest rate swaps settled and write-off of deferred financing costs upon repayment of Black Hills Wyoming Project Financing and Corporate includes a write-off of deferred financing costs and a make-whole provision from early repayment of long-term debt (see Note 5).

	Consolidating Income Statement
Year ended December 31, 2012	Electric Utilities	Gas Utilities	Power Generation	Coal Mining	Oil and Gas	Corporate	Inter-company Eliminations	Total

Revenue	$610,732	$454,081	$4,189	$25,810	$79,072	$—	$—	$1,173,884
Inter-company revenue	16,234	—	75,200	31,968	—	196,453	(319,855)	—
Total revenue	626,966	454,081	79,389	57,778	79,072	196,453	(319,855)	1,173,884

Fuel, purchased power and cost of natural gas sold	273,474	245,349	—	—	—	—	(111,757)	407,066
Operations and maintenance	146,527	117,390	29,991	42,553	43,267	179,059	(188,051)	370,736
Gain on sale of operating assets (a)	—	—	—	—	(75,854)	—	—	(75,854)
Depreciation, depletion and amortization	75,244	25,163	4,599	13,060	29,785	10,936	(12,864)	145,923
Impairment of long-lived assets(b)	—	—	—	—	49,571	—	—	49,571
Operating income (loss)	131,721	66,179	44,799	2,165	32,303	6,458	(7,183)	276,442

Interest expense(c)	(59,194)	(26,746)	(15,452)	(238)	(4,539)	(92,650)	85,209	(113,610)
Unrealized gain (loss) on interest rate swaps, net	—	—	—	—	—	1,882	—	1,882
Interest income	8,153	2,765	695	1,168	604	64,695	(76,123)	1,957
Other income (expense), net	1,182	105	7	2,616	207	48,769	(49,921)	2,965
Income tax benefit (expense)	(30,264)	(14,313)	(8,721)	(85)	(9,892)	3,187	(131)	(60,219)
Income (loss) from continuing operations	$51,598	$27,990	$21,328	$5,626	$18,683	$32,341	$(48,149)	$109,417
________________

(a)	Oil and Gas includes gain on sale of the Williston Basin assets (see Note 21).

(b)	Oil and Gas includes a ceiling test impairment (see Note 12).

(c)	Corporate includes a make-whole provision from early repayment of long-term debt.

(5)    LONG-TERM DEBT

Long-term debt outstanding was as follows (dollars in thousands) as of:

		Interest Rate at
	Due Date	December 31, 2014	December 31, 2014	December 31, 2013
Corporate
Senior unsecured notes due 2023	November 30, 2023	4.25%	$525,000	$525,000
Unamortized discount on Senior unsecured note due 2023 (a)			(2,164)	—
Senior unsecured notes due 2020	July 15, 2020	5.88%	200,000	200,000
Corporate term loan due 2015 (b)	June 19, 2015	1.31%	275,000	275,000
Total Corporate Debt			997,836	1,000,000

Electric Utilities
First Mortgage Bonds due 2044	October 20, 2044	4.43%	85,000	—
First Mortgage Bonds due 2044	October 20, 2044	4.53%	75,000	—
First Mortgage Bonds due 2032	August 15, 2032	7.23%	75,000	75,000
First Mortgage Bonds due 2039	November 1, 2039	6.13%	180,000	180,000
Unamortized discount on First Mortgage Bonds due 2039			(102)	(107)
Pollution control revenue bonds due 2024	October 1, 2024	5.35%	—	12,200
First Mortgage Bonds due 2037	November 20, 2037	6.67%	110,000	110,000
Industrial development revenue bonds due 2021, variable rate (c)	September 1, 2021	0.09%	7,000	7,000
Industrial development revenue bonds due 2027, variable rate (c)	March 1, 2027	0.09%	10,000	10,000
Series 94A Debt, variable rate (c)	June 1, 2024	0.75%	2,855	2,855
Total Electric Utilities			544,753	396,948

Total long-term debt			1,542,589	1,396,948
Less current maturities			275,000	—
Long-term debt, net of current maturities			$1,267,589	$1,396,948
_______________

(a)	Discount on note initially reflected in deferred financing costs at December 31, 2013.

(b)	Variable interest rate, based on LIBOR plus a spread.

(c)	Variable interest rate.

Scheduled maturities of long-term debt, excluding amortization of premiums or discounts, for future years are (in thousands):

2015	$275,000
2016	$—
2017	$—
2018	$—
2019	$—
Thereafter	$1,269,855

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

As a result of continued low commodity prices in the second quarter of 2012, we recorded a $50 million non-cash impairment of oil and gas assets included in the Oil and Gas segment. In determining the ceiling value of our assets, we utilized the average of the quoted prices from the first day of each month from the previous 12 months. When this non-cash impairment occurred, commodity prices during the second quarter of 2012 were; for natural gas, the average NYMEX price was $3.15 per Mcf, adjusted to $2.66 per Mcf at the wellhead; for crude oil, the average NYMEX price was $95.67 per barrel, adjusted to $85.36 per barrel at the wellhead.

(13)    OPERATING LEASES

We have entered into lease agreements for vehicles, equipment and office facilities. Rental expense incurred under these operating leases, including month to month leases, for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Rent expense	$6,932	$7,169	$6,839

The following is a schedule of future minimum payments required under the operating lease agreements (in thousands):

2015	$9,962
2016	$2,045
2017	$1,852
2018	$1,829
2019	$1,632
Thereafter	$3,735

(14)    INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31 was (in thousands):

	2014	2013	2012
Current:
Federal	$(2,319)	$(2,003)	$4,972
State	(1,288)	(173)	3,712
	(3,607)	(2,176)	8,684
Deferred:
Federal	64,780	58,288	51,363
State	5,658	7,140	400
Tax credit amortization	(206)	(212)	(228)
	70,232	65,216	51,535

	$66,625	$63,040	$60,219

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Regulatory liabilities	$49,243	$33,172
Employee benefits	26,714	28,724
Federal net operating loss	213,466	166,095
Asset impairment (a)	93,663	93,830
Other deferred tax assets (b)	76,005	59,078
Less: Valuation allowance	(5,017)	(1,806)
Total deferred tax assets	454,074	379,093

Deferred tax liabilities:
Accelerated depreciation, amortization and other plant-related differences	(695,280)	(613,827)
Regulatory assets	(25,340)	(24,581)
Mining development and oil exploration	(109,571)	(81,069)
State deferred tax liability	(36,579)	(29,322)
Deferred costs	(35,284)	(15,593)
Other deferred tax liabilities	(15,684)	(15,104)
Total deferred tax liabilities	(917,738)	(779,496)

Net deferred tax liability	$(463,664)	$(400,403)
_______________

(a)	Majority of impairment deferred tax asset is related to oil and gas properties.

(b)
Other deferred tax assets consist primarily of state tax credits, state net operating loss, alternative minimum tax credit and federal research and development credits. No single item exceeds 5% of the total net deferred tax liability.

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax effect)	1.1	2.4	1.8
Amortization of excess deferred income taxes and investment tax credits	(0.1)	(0.1)	(0.1)
Percentage depletion in excess of cost	(1.0)	(0.9)	(1.0)
Equity AFUDC	(0.1)	—	—
Tax credits	(0.1)	(0.5)	—
Accounting for uncertain tax positions adjustment	(0.1)	0.7	0.6
Flow-through adjustments (a)	(0.9)	(0.9)	(1.0)
Other tax differences	(0.1)	(0.9)	0.2
	33.7%	34.8%	35.5%
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

Capitalized Costs

Following is information concerning capitalized costs for the years ended December 31 (in thousands):

	2014	2013	2012
Unproved oil and gas properties	$75,329	$62,553	$59,526
Proved oil and gas properties	807,518	725,345	662,444
Gross capitalized costs	882,847	787,898	721,970

Accumulated depreciation, depletion and amortization and valuation allowances (a)	(612,012)	(592,505)	(575,913)
Net capitalized costs	$270,835	$195,393	$146,057
__________________

(a)	Reflects the sale of the majority of the Williston Basin assets during 2012 recorded under the full-cost method of accounting.

Results of Operations

Following is a summary of results of operations for producing activities for the years ended December 31 (in thousands):

	2014	2013	2012
Revenue	$55,114	$54,884	$79,072

Production costs	22,155	20,140	23,483
Gain on sale of assets	—	—	(75,854)
Depreciation, depletion and amortization and valuation provisions	23,288	16,717	28,613
Impairment of long-lived assets	—	—	49,571
Total costs	45,443	36,857	25,813
Results of operations from producing activities before tax	9,671	18,027	53,259

Income tax benefit (expense)	(3,415)	(6,308)	(18,901)
Results of operations from producing activities (excluding general and administrative costs and interest costs)	$6,256	$11,719	$34,358

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

Our Oil and Gas segment follows the full-cost method of accounting for oil and gas activities. Typically, this methodology does not allow for gain or loss on sale and proceeds from sale are credited against the full cost pool. Gain or loss recognition is allowed when such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. The Williston Basin asset sale significantly altered the relationship and accordingly we recorded a gain of $76 million with the remainder of the proceeds recorded as a reduction in the full cost pool. As a result of the reduction in the full cost pool from the sale of these assets, the depreciation, depletion and amortization rate declined during 2013.

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

(22)    QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following tables set forth select unaudited historical operating results and market data for each quarter of 2014 and 2013, revised for the effects of the errors described in Note 1.

	First Quarter			Second Quarter
	(in thousands, except per share amounts, dividends and common stock prices)
	As Reported	Adjustments	Revised	As Reported	Adjustments	Revised
2014
Revenue	$460,169	$—	$460,169	$283,237	$—	$283,237
Operating income	$89,598	$834	$90,432	$46,577	$835	$47,412
Income (loss) from continuing operations	$48,118	$527	$48,645	$19,820	$527	$20,347
Net income (loss) available for common stock	$48,118	$527	$48,645	$19,820	$527	$20,347

Income (loss) per share - Basic	$1.09	$0.01	$1.10	$0.45	$0.01	$0.46

Income (loss) per share - Diluted	$1.08	$0.01	$1.09	$0.44	$0.02	$0.46

Dividends paid per share	$0.390	$—	$0.390	$0.390	$—	$0.390

Common stock prices - High	$59.05	$—	$59.05	$61.41	$—	$61.41
Common stock prices - Low	$51.09	$—	$51.09	$55.23	$—	$55.23

	Third Quarter			Fourth Quarter
	(in thousands, except per share amounts, dividends and common stock prices)
	As Reported	Adjustments	Revised	As Reported	Adjustments	Revised
2014
Revenue	$272,087	$—	$272,087	$378,077	$—	$378,077
Operating income	$54,404	$834	$55,238	$69,951	$835	$70,786
Income (loss) from continuing operations	$26,836	$527	$27,363	$34,007	$527	$34,534
Net income (loss) available for common stock	$26,836	$527	$27,363	$34,007	$527	$34,534

Income (loss) per share - Basic	$0.60	$0.01	$0.61	$0.77	$0.01	$0.78

Income (loss) per share - Diluted	$0.60	$0.01	$0.61	$0.76	$0.01	$0.77

Dividends paid per share	$0.390	$—	$0.390	$0.390	$—	$0.390

Common stock prices - High	$62.13	$—	$62.13	$57.17	$—	$57.17
Common stock prices - Low	$47.87	$—	$47.87	$47.11	$—	$47.11

	First Quarter			Second Quarter
	(in thousands, except per share amounts, dividends and common stock prices)
	As Reported	Adjustments	Revised	As Reported	Adjustments	Revised
2013
Revenue	$380,671	$—	$380,671	$279,826	$—	$279,826
Operating income	$79,846	$973	$80,819	$49,037	$974	$50,011
Income (loss) from continuing operations (a) (b)	$43,197	$615	$43,812	$30,518	$615	$31,133
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—
Net income (loss) available for common stock (a) (b)	$43,197	$615	$43,812	$30,518	$615	$31,133

Income (loss) per share for continuing operations - Basic	$0.98	$0.01	$0.99	$0.69	$0.01	$0.70
Income (loss) per share for discontinued operations - Basic	$—	$—	$—	$—	$—	$—
Income (loss) per share - Basic	$0.98	$0.01	$0.99	$0.69	$0.01	$0.70

Income (loss) per share for continuing operations - Diluted	$0.97	$0.02	$0.99	$0.69	$0.01	$0.70
Income (loss) per share for discontinued operations - Diluted	$—	$—	$—	$—	$—	$—
Income (loss) per share - Diluted	$0.97	$0.02	$0.99	$0.69	$0.01	$0.70

Dividends paid per share	$0.380	$—	$0.380	$0.380	$—	$0.380

Common stock prices - High	$44.32	$—	$44.32	$50.53	$—	$50.53
Common stock prices - Low	$36.89	$—	$36.89	$43.19	$—	$43.19

	Third Quarter			Fourth Quarter
	(in thousands, except per share amounts, dividends and common stock prices)
	As Reported	Adjustments	Revised	As Reported	Adjustments	Revised
2013
Revenue	$259,907	$—	$259,907	$355,448	$—	$355,448
Operating income	$55,566	$973	$56,539	$71,103	$973	$72,076
Income (loss) from continuing operations (a) (b)	$23,124	$616	$23,740	$19,007	$615	$19,622
Income (loss) from discontinued operations	$—	$—	$—	$(884)	$—	$(884)
Net income (loss) available for common stock (a) (b)	$23,124	$616	$23,740	$18,123	$615	$18,738

Income (loss) per share for continuing operations - Basic	$0.52	$0.02	$0.54	$0.43	$0.02	$0.45
Income (loss) per share for discontinued operations - Basic	$—	$—	$—	$(0.02)	$—	$(0.02)
Income (loss) per share - Basic	$0.52	$0.02	$0.54	$0.41	$0.02	$0.43

Income (loss) per share for continuing operations - Diluted	$0.52	$0.01	$0.53	$0.43	$0.01	$0.44
Income (loss) per share for discontinued operations - Diluted	$—	$—	$—	$(0.02)	$—	$(0.02)
Income (loss) per share - Diluted	$0.52	$0.01	$0.53	$0.41	$0.01	$0.42

Dividends paid per share	$0.380	$—	$0.380	$0.380	$—	$0.380

Common stock prices - High	$55.09	$—	$55.09	$54.89	$—	$54.89
Common stock prices - Low	$46.62	$—	$46.62	$47.00	$—	$47.00
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

At the time the Original Filing was filed on February 25, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective as of December 31, 2014.

Subsequent to the evaluation, management has determined that a deficiency in internal control existed related to the full-cost ceiling test impairment calculation, more fully discussed in Management’s Report on Internal Control Over Financial Reporting (Revised), included in Item 8, represented a material weakness in our internal control over financial reporting. As a result, management has concluded our disclosure controls and procedures were not effective as of December 31, 2014.

In light of the material weakness referred to above, we performed additional procedures in order to conclude our consolidated financial statements in this Form 10-K/A were prepared in accordance with generally accepted accounting principles and as a result, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements in this Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
While no changes to our internal controls over financial reporting are noted during the quarter ended December 31, 2014, a material weakness was identified as set forth in “Management's Report on Internal Control over Financial Reporting” (Revised), included in Item 8. Management believes the measures described below will remediate the identified control deficiency and enhance our internal controls over financial reporting.
In response to the identified material weakness, management reviewed the process and controls surrounding the oil and gas ceiling test impairment calculation. Management, with oversight from our Audit Committee, developed a plan of remediation that includes changes to processes to prevent or detect similar future occurrences. As a result of this plan, the following control remediation steps are being taken.

•
Employees involved with preparation and review of the ceiling test calculation will be trained to reinforce the understanding of the requirements associated with appropriately performing this calculation, particularly as it relates to deferred taxes.

•	The model used to calculate the ceiling test will be further updated and refined to ensure the appropriate application of accounting for all components is embedded within the model.

•
Management will engage an external consultant with experience in the Oil and Gas industry to assist in reviewing the ceiling test model, when appropriate in consideration of risk associated with market or business changes.

ITEM 9B.	OTHER INFORMATION

None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements

		Financial statements required under this item are included in Item 8 of Part II

	2.	Schedules

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

10.10*†	Form of Performance Share Award Agreement for Omnibus Plan effective for awards granted on or after January 1, 2015. (filed as Exhibit 10.10 to the Registrant’s Form 10-K for 2014)

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

10.16*†	Third Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2015. (filed as Exhibit 10.16 to Registrant's Form 10-K for 2014).

10.17*†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees (filed as Exhibit 10.19 to the Registrant’s Form 10-K for 2011).

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
        -Modified January 22, 1990 (filed as Exhibit 10(i) to Registrant’s Form 10‑K for 1989)
     -Dated October 1, 1965 (filed as Exhibit 5(k) to the Registrant’s Form S‑7, File No. 2‑60755)
        -Modified January 22, 1990 (filed as Exhibit 10(j) to the Registrant’s Form 10‑K for 1989).

10.23*	Assignment of Mining Leases and Related Agreement effective May 27, 1997, between WRDC and Kerr-McGee Coal Corporation (filed as Exhibit 10(u) to the Registrant’s Form 10-K for 1997).

21*	List of Subsidiaries of Black Hills Corporation (filed as Exhibit 21 to Registrant's Form 10-K for 2014).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Petroleum Engineer and Geologist (filed as Exhibit 23.2 to Registrant's Form 10-K for 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety and Health Administration Safety Data (Filed as Exhibit 95 to Registrant’s Form 10-K for 2014).

99*	Report of Cawley, Gillespie & Associates, Inc. (filed as exhibit 99 to Registrant’s Form 10-K for 2014).

101	Financial Statements in XBRL Format
________________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.

†	Indicates a board of director or management compensatory plan.

(a)	See (a) 3. Exhibits above.

(b)	See (a) 2. Schedules above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS CORPORATION

		By:	/S/ DAVID R. EMERY
David R. Emery, Chairman, President
and Chief Executive Officer
Dated:	August 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DAVID R. EMERY	Director and	August 6, 2015
David R. Emery, Chairman, President	Principal Executive Officer
and Chief Executive Officer

/S/ RICHARD W. KINZLEY	Principal Financial and	August 6, 2015
Richard W. Kinzley, Senior Vice President	Accounting Officer
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as Exhibit 3 to the Registrant’s Form 10-K for 2004).

3.2*	Amended and Restated Bylaws of the Registrant dated January 28, 2010 (filed as Exhibit 3 to the Registrant’s Form 8-K filed on February 3, 2010).

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

10.10*†	Form of Performance Share Award Agreement for Omnibus Plan effective for awards granted on or after January 1, 2015 (filed as Exhibit 10.10 to Registrant’s Form 10-K for 2014).

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

10.16*†	Third Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2015 (filed as Exhibit 10.16 to Registrant's Form 10-K for 2014).

10.17*†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees (filed as Exhibit 10.19 to the Registrant’s Form 10-K for 2011).

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
-Modified January 22, 1990 (filed as Exhibit 10(i) to Registrant’s Form 10-K for 1989)
-Dated October 1, 1965 (filed as Exhibit 5(k) to the Registrant’s Form S-7, File No. 2-60755)
-Modified January 22, 1990 (filed as Exhibit 10(j) to the Registrant’s Form 10-K for 1989).

10.23*	Assignment of Mining Leases and Related Agreement effective May 27, 1997, between WRDC and Kerr-McGee Coal Corporation (filed as Exhibit 10(u) to the Registrant’s Form 10-K for 1997).

21*	List of Subsidiaries of Black Hills Corporation (filed as Exhibit 21to Registrant’s Form 10-K for 2014).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Petroleum Engineer and Geologist (filed as Exhibit 23.2 to Registrant’s Form 10-K for 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety and Health Administration Safety Data (filed as exhibit 95 to Registrant’s Form 10-K for 2014).

99*	Report of Cawley, Gillespie & Associates, Inc. (filed as exhibit 99 to Registrant’s Form 10-K for 2014)

101	Financial Statements in XBRL Format
__________________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.

†	Indicates a board of director or management compensatory plan.