Form 10-Q/A
period 2015-03-31
BLACK HILLS CORP /SD/
filed 2015-08-07
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 originally filed by Black Hills Corporation on May 5, 2015 (the “Original Filing”).
In preparing our condensed consolidated financial statements for the quarter ended June 30, 2015, we identified immaterial errors that impacted our previously issued consolidated financial statements. The prior period errors originated in the year ended December 31, 2008 and related to our oil and gas full cost ceiling impairment calculation to determine whether the net book value of the our oil and gas properties exceeded the ceiling. Specifically, the errors related to evaluating and correctly accounting for the treatment of tax related amounts associated with the calculation. The errors identified caused an understatement of 2008, 2009, 2012 and Q1 2015 noncash ceiling test impairment calculations, which resulted in an overstatement of depletion expense from 2009 through March 31, 2015, and an understatement of the 2012 gain on sale of oil and gas properties, further described in Note 1 to the condensed consolidated financial statements filed in this Quarterly Report on Form 10-Q/A.

As a result of these immaterial errors, under the supervision and with the participation of Management including our Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this re-evaluation, we have determined that a material weakness in internal control over financial reporting relating to our oil and gas full cost ceiling, non-cash impairment calculation existed as of December 31, 2014. As a result, we have revised Management’s Report on Internal Control Over Financial Reporting for the year ended December 31, 2014, included in our Annual Report on Form 10-K/A. As a result of the material weakness and our restated report on internal control over financial reporting, we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2015.
Notwithstanding the material weakness described above, we have concluded that our condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as previously filed with the Securities and Exchange Commission (“SEC”), are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon. Given this Amendment, we have revised our previously issued condensed consolidated financial statements for the effects of immaterial errors included in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015.
The following items have been amended as a result of the revision of Management’s Report on Internal Control Over Financial Reporting and to correct immaterial errors:

•	Item 1 - Financial Statements

•	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 - Controls and Procedures

•	Item 6 - Exhibits

In accordance with applicable SEC rules, the Quarterly Report on Form 10-Q/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the impact of the items discussed above, no other changes have been made to the Original Filing. This Quarterly Report on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing date, or to modify or update those disclosures affected by subsequent events.

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

IFRS	International Financial Reporting Standards

Iowa Gas	Black Hills Iowa Gas Utility Company, LLC (doing business as Black Hills Energy), a direct, wholly-owned subsidiary of Black Hills Utility Holdings
IPP	Independent power producer
IRS	United States Internal Revenue Service
IUB	Iowa Utilities Board
Kansas Gas	Black Hills Kansas Gas Utility Company, LLC (doing business as Black Hills Energy), a direct, wholly-owned subsidiary of Black Hills Utility Holdings
KCC	Kansas Corporation Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LOE	Lease Operating Expense
Mcf	Thousand cubic feet
Mcfe	Thousand cubic feet equivalent.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
NGL	Natural Gas Liquids (1 barrel equals 6 Mcfe)
NPSC	Nebraska Public Service Commission
PPA	Power Purchase Agreement
Revolving Credit Facility	Our $500 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which matures in 2019.
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)

Revenue	$441,987	$460,169

Operating expenses:
Utilities -
Fuel, purchased power and cost of natural gas sold	205,327	230,468
Operations and maintenance	71,084	71,227
Non-regulated energy operations and maintenance	22,050	22,332
Depreciation, depletion and amortization	39,002	35,249
Taxes - property, production and severance	11,936	10,336
Impairment of long-lived assets	22,036	—
Other operating expenses	52	125
Total operating expenses	371,487	369,737

Operating income	70,500	90,432

Other income (expense):
Interest charges -
Interest expense incurred (including amortization of debt issuance costs, premiums and discounts and realized settlements on interest rate swaps)	(19,910)	(17,860)
Allowance for funds used during construction - borrowed	158	270
Capitalized interest	276	257
Interest income	448	390
Allowance for funds used during construction - equity	56	238
Other income (expense), net	331	592
Total other income (expense), net	(18,641)	(16,113)

Income (loss) before earnings (loss) of unconsolidated subsidiaries and income taxes	51,859	74,319
Equity in earnings (loss) of unconsolidated subsidiaries	(297)	(1)
Income tax benefit (expense)	(17,712)	(25,673)
Net income (loss) available for common stock	$33,850	$48,645

Earnings (loss) per share of common stock:
Earnings (loss) per share, Basic	$0.76	$1.10
Earnings (loss) per share, Diluted	$0.76	$1.09
Weighted average common shares outstanding:
Basic	44,541	44,330
Diluted	44,660	44,554

Dividends declared per share of common stock	$0.405	$0.390

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net income (loss) available for common stock	$33,850	$48,645

Other comprehensive income (loss), net of tax:
Fair value adjustments on derivatives designated as cash flow hedges (net of tax (expense) benefit of $(1,042) and $1,307 for the three months ended 2015 and 2014, respectively)	1,836	(2,257)
Reclassification adjustments for cash flow hedges settled and included in net income (loss) (net of tax (expense) benefit of $1,254 and $(425) for the three months ended 2015 and 2014, respectively)	(1,241)	780
Benefit plan liability adjustments - net gain (loss) (net of tax (expense) benefit of $15 and $2 for the three months ended 2015 and 2014, respectively)	(27)	(2)
Benefit plan liability adjustments - prior service cost (net of tax (expense) benefit of $(90) for the three months ended 2014	—	164
Reclassification adjustments of benefit plan liability - prior service cost (net of tax (expense) benefit of $19 and $4 for the three months ended 2015 and 2014, respectively)	(36)	(9)
Reclassification adjustments of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(247) and $(85) for the three months ended 2015 and 2014, respectively)	458	157
Other comprehensive income (loss), net of tax	990	(1,167)

Comprehensive income (loss) available for common stock	$34,840	$47,478

See Note 11 for additional disclosures.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,385	$21,218	$17,641
Restricted cash and equivalents	2,191	2,056	2
Accounts receivable, net	178,421	189,992	203,625
Materials, supplies and fuel	66,626	91,191	66,187
Derivative assets, current	—	—	1,846
Income tax receivable, net	159	2,053	1,826
Deferred income tax assets, net, current	23,913	48,288	25,780
Regulatory assets, current	56,542	74,396	62,946
Other current assets	47,448	24,842	24,563
Total current assets	438,685	454,036	404,416

Investments	17,210	17,294	16,916

Property, plant and equipment	4,652,058	4,563,400	4,318,194
Less: accumulated depreciation and depletion	(1,407,214)	(1,357,929)	(1,334,806)
Total property, plant and equipment, net	3,244,844	3,205,471	2,983,388

Other assets:
Goodwill	353,396	353,396	353,396
Intangible assets, net	3,121	3,176	3,342
Regulatory assets, non-current	178,935	183,443	138,173
Other assets, non-current	28,280	29,086	28,925
Total other assets, non-current	563,732	569,101	523,836

TOTAL ASSETS	$4,264,471	$4,245,902	$3,928,556

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

(unaudited)	As of
	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,770	$124,139	$149,681
Accrued liabilities	166,781	170,115	145,973
Derivative liabilities, current	3,342	3,340	3,498
Regulatory liabilities, current	17,621	3,687	583
Notes payable	102,600	75,000	100,000
Current maturities of long-term debt	—	275,000	—
Total current liabilities	379,114	651,281	399,735

Long-term debt, net of current maturities	1,542,658	1,267,589	1,396,949

Deferred credits and other liabilities:
Deferred income tax liabilities, net, non-current	503,117	511,952	454,169
Derivative liabilities, non-current	2,143	2,680	4,805
Regulatory liabilities, non-current	148,918	145,144	116,793
Benefit plan liabilities	162,334	158,966	113,324
Other deferred credits and other liabilities	154,604	154,406	129,083
Total deferred credits and other liabilities	971,116	973,148	818,174

Commitments and contingencies (See Notes 7, 8, 13, 14)

Stockholders’ equity:
Common stock equity —
Common stock $1 par value; 100,000,000 shares authorized; issued 44,856,790; 44,714,072; and 44,666,953 shares, respectively	44,857	44,714	44,667
Additional paid-in capital	749,517	748,840	742,016
Retained earnings	592,951	577,249	547,242
Treasury stock, at cost – 33,755; 42,226; and 37,038 shares, respectively	(1,688)	(1,875)	(1,638)
Accumulated other comprehensive income (loss)	(14,054)	(15,044)	(18,589)
Total stockholders’ equity	1,371,583	1,353,884	1,313,698

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,264,471	$4,245,902	$3,928,556

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2015	2014
Operating activities:	(in thousands)
Net income (loss) available for common stock	$33,850	$48,645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	39,002	35,249
Deferred financing cost amortization	519	568
Impairment of long-lived assets	22,036	—
Stock compensation	2,083	3,716
Deferred income taxes	14,640	26,260
Employee benefit plans	5,283	3,703
Other adjustments, net	6,748	5,190
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	25,689	22,291
Accounts receivable, unbilled revenues and other operating assets	47,947	(78,576)
Accounts payable and other operating liabilities	(44,652)	29,074
Other operating activities, net	(1,658)	1,978
Net cash provided by (used in) operating activities	151,487	98,098

Investing activities:
Property, plant and equipment additions	(117,523)	(83,609)
Other investing activities	(348)	(3,220)
Net cash provided by (used in) investing activities	(117,871)	(86,829)

Financing activities:
Dividends paid on common stock	(18,148)	(17,399)
Common stock issued	999	881
Short-term borrowings - issuances	77,700	86,800
Short-term borrowings - repayments	(50,100)	(69,300)
Other financing activities	(1,900)	(2,451)
Net cash provided by (used in) financing activities	8,551	(1,469)
Net change in cash and cash equivalents	42,167	9,800
Cash and cash equivalents, beginning of period	21,218	7,841
Cash and cash equivalents, end of period	$63,385	$17,641

See Note 12 for supplemental disclosure of cash flow information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION

Notes to Condensed Consolidated Financial Statements
(unaudited)
(Reference is made to Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K/A)

(1)    MANAGEMENT’S STATEMENT

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Black Hills Corporation (together with our subsidiaries the “Company,” “us,” “we,” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K/A filed with the SEC.

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

Correction of Immaterial Errors

In preparing our condensed consolidated financial statements for the quarter ended June 30, 2015, we identified immaterial errors that impacted our previously issued consolidated financial statements. The prior period errors originated in the year ended December 31, 2008 and related to our oil and gas full cost ceiling impairment calculation to determine whether the net book value of the our oil and gas properties exceeded the ceiling. Specifically, the errors related to evaluating and correctly accounting for the treatment of tax related amounts associated with the calculation. The errors identified caused an understatement of 2008, 2009, 2012 and Q1 2015 noncash ceiling test impairment calculations, which resulted in an overstatement of depletion expense from 2009 through March 31, 2015, and an understatement of the 2012 gain on sale of oil and gas properties.
In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated these errors, including both qualitative and quantitative considerations, and concluded that the errors did not, individually or in the aggregate, result in a material misstatement of our previously issued condensed consolidated financial statements.

The following tables present the revisions to particular line items resulting from the corrections of these errors in this Quarterly Report on Form 10-Q/A. The impact of the errors relate entirely to our Oil and Gas segment.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2015	As Reported	Adjustments	As Revised
	(in thousands)

Depreciation, depletion and amortization	$39,586	$(584)	$39,002
Impairment of long-lived assets	$—	$22,036	$22,036
Total operating expenses	$350,035	$21,452	$371,487

Operating income (loss)	$91,952	$(21,452)	$70,500
Income (loss) before earnings (loss) of unconsolidated subsidiaries and income taxes	$73,311	$(21,452)	$51,859
Income tax benefit (expense)	$(25,120)	$7,408	$(17,712)
Net income (loss) available for common stock	$47,894	$(14,044)	$33,850

Earnings (loss) per share of common stock:
Earnings (loss) per share, Basic	$1.08	$(0.32)	$0.76
Earnings (loss) per share, Diluted	$1.07	$(0.31)	$0.76

For the Three Months Ended March 31, 2014	As Reported	Adjustments	As Revised
	(in thousands)

Depreciation, depletion and amortization	$36,083	$(834)	$35,249
Total operating expenses	$370,571	$(834)	$369,737

Operating income (loss)	$89,598	$834	$90,432
Income (loss) before earnings (loss) of unconsolidated subsidiaries and income taxes	$73,485	$834	$74,319
Income tax benefit (expense)	$(25,366)	$(307)	$(25,673)
Net income (loss) available for common stock	$48,118	$527	$48,645

Earnings (loss) per share of common stock:
Earnings (loss) per share, Basic -	$1.09	$0.01	$1.10
Earnings (loss) per share, Diluted -	$1.08	$0.01	$1.09

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,
	2015			2014
(in thousands)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net income (loss) available for common stock	$47,894	$(14,044)	$33,850	$48,118	$527	$48,645
Comprehensive income (loss)	$48,884	$(14,044)	$34,840	$46,951	$527	$47,478

CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2015			As of March 31, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(in thousands)
Accumulated depreciation and depletion	$(1,351,857)	$(55,357)	$(1,407,214)	$(1,298,398)	$(36,408)	$(1,334,806)
Total property, plant and equipment, net	$3,300,201	$(55,357)	$3,244,844	$3,019,796	$(36,408)	$2,983,388
TOTAL ASSETS	$4,319,828	$(55,357)	$4,264,471	$3,964,964	$(36,408)	$3,928,556

Deferred income tax liability, non-current	$522,290	$(19,173)	$503,117	$466,856	$(12,687)	$454,169
Total deferred credits and other liabilities	$990,289	$(19,173)	$971,116	$830,861	$(12,687)	$818,174

Retained earnings	$629,135	$(36,184)	$592,951	$570,963	$(23,721)	$547,242
Total stockholders' equity	$1,407,767	$(36,184)	$1,371,583	$1,337,419	$(23,721)	$1,313,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,319,828	$(55,357)	$4,264,471	$3,964,964	$(36,408)	$3,928,556

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	(in thousands)
Net income (loss) available for common stock	$47,894	$(14,044)	$33,850	$48,118	$527	$48,645

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	$39,586	$(584)	$39,002	$36,083	$(834)	$35,249
Impairment of long-lived assets	$—	$22,036	$22,036	$—	$—	$—
Deferred income taxes	$22,048	$(7,408)	$14,640	$25,953	$307	$26,260
Net cash provided by (used in) operating activities	$151,487	$—	$151,487	$98,098	$—	$98,098

The Notes to the Condensed Consolidated Financial Statements have been revised to reflect the correction of these errors for all periods presented.

(2)    BUSINESS SEGMENT INFORMATION

Segment information and Corporate activities included in the accompanying Condensed Consolidated Statements of Income (Loss) were as follows (in thousands):

Three Months Ended March 31, 2015	External Operating Revenue	Inter-company Operating Revenue	Net Income (Loss)
Utilities:
Electric	$182,974	$3,424	$18,929
Gas	237,651	—	22,212
Non-regulated Energy:
Power Generation	1,953	20,721	8,145
Coal Mining	8,142	7,792	3,010
Oil and Gas (a)	11,267	—	(19,115)
Corporate activities	—	—	669
Inter-company eliminations	—	(31,937)	—
Total	$441,987	$—	$33,850
________________
(a) Net income (loss) includes ceiling test impairment (see Note 15)

Three Months Ended March 31, 2014	External Operating Revenue	Inter-company Operating Revenue	Net Income (Loss)
Utilities:
Electric	$178,095	$4,007	$14,575
Gas	259,337	—	24,698
Non-regulated Energy:
Power Generation	1,269	21,079	8,073
Coal Mining	6,618	8,880	2,464
Oil and Gas	14,850	—	(1,495)
Corporate activities	—	—	330
Inter-company eliminations	—	(33,966)	—
Total	$460,169	$—	$48,645

Segment information and Corporate balances included in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

Total Assets (net of inter-company eliminations) as of:	March 31, 2015	December 31, 2014	March 31, 2014
Utilities:
Electric (a)	$2,817,423	$2,748,680	$2,572,616
Gas	839,802	906,922	842,660
Non-regulated Energy:
Power Generation (a)	75,945	76,945	90,643
Coal Mining	77,399	74,407	74,523
Oil and Gas (b)	348,300	332,343	258,675
Corporate activities	105,602	106,605	89,439
Total assets	$4,264,471	$4,245,902	$3,928,556
__________

(a)
The PPA under which Black Hills Colorado IPP provides generation to support Colorado Electric customers from the Pueblo Airport Generation Station is accounted for as a capital lease. As such, assets owned by our Power Generation segment are recorded at Colorado Electric under accounting for a capital lease.

(b)
As a result of continued low commodity prices during 2015, we recorded a non-cash impairment of oil and gas assets included in our Oil and Gas segment of $22 million for the three months ended March 31, 2015. See Note 1 to the Condensed Consolidated Financial statements in this Quarterly Report on Form 10-Q/A.

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

(6)    EARNINGS PER SHARE

A reconciliation of share amounts used to compute Earnings (loss) per share in the accompanying Condensed Consolidated Statements of Income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income (loss) available for common stock	$33,850	$48,645

Weighted average shares - basic	44,541	44,330
Dilutive effect of:
Equity compensation	119	224
Weighted average shares - diluted	44,660	44,554

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

(8)    RISK MANAGEMENT ACTIVITIES

Our activities in the regulated and non-regulated energy sectors expose us to a number of risks in the normal operation of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and credit risk. To manage and mitigate these identified risks, we have adopted the Black Hills Corporation Risk Policies and Procedures as discussed in our 2014 Annual Report on Form 10-K/A.

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

(9)    FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

The accounting guidance for fair value measurements requires certain disclosures about assets and liabilities measured at fair value. This guidance establishes a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels. We record transfers, if necessary, between levels at the end of the reporting period for all of our financial instruments. For additional information see Notes 1, 8, 9 and 10 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K/A filed with the SEC.

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

(14)    COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 18 of our Notes to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K/A except for those described below.

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

(15)    IMPAIRMENT OF LONG-LIVED ASSETS

Our Oil and Gas segment accounts for oil and gas activities under the full cost method of accounting. Under the full cost method, all productive and non-productive costs related to acquisition, exploration, development, abandonment and reclamation activities are capitalized. These capitalized costs, less accumulated amortization and related deferred income taxes, are subject to a ceiling test which limits the pooled costs to the aggregate of the discounted value of future net revenue attributable to proved natural gas and crude oil reserves using a discount rate defined by the SEC plus the lower of cost or market value of unevaluated properties. This method values the reserves based upon SEC-defined prices for oil and gas as of the end of each reporting period adjusted for contracted price changes. Any costs in excess of the ceiling are written off as a non-cash charge.

During the first quarter of 2015, we recorded a $22 million non-cash impairment of oil and gas assets included in our Oil and Gas segment. In determining the ceiling value of our assets under the full cost accounting rules of the SEC, we utilized the average of the quoted prices from the first day of each month from the previous 12 months. For natural gas, the average NYMEX price was $3.88 per Mcf, adjusted to $2.69 per Mcf at the wellhead; for crude oil, the average NYMEX price was $82.72 per barrel, adjusted to $74.13 per barrel at the wellhead.

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

See Forward-Looking Information in the Liquidity and Capital Resources section of this Item 2, beginning on Page 57.

The following business group and segment information does not include inter-company eliminations. Minor differences in amounts may result due to rounding. All amounts are presented on a pre-tax basis unless otherwise indicated.

Results of Operations

Executive Summary, Significant Events and Overview

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. Net income (loss) for the three months ended March 31, 2015 was $34 million, or $0.76 per share, compared to Net income (loss) of $49 million, or $1.09 per share, reported for the same period in 2014. The Net income (loss) for the three months ended March 31, 2015 included a non-cash after-tax ceiling test impairment of $14 million. The Net income (loss) for the three months ended March 31, 2014 did not contain any expenses, gains or losses that we believe are not representative of our core operating performance.

The following table summarizes select financial results by operating segment and details significant items (in thousands):

	Three Months Ended March 31,
	2015	2014	Variance
Revenue
Utilities	$424,049	$441,439	$(17,390)
Non-regulated Energy	49,875	52,696	(2,821)
Inter-company eliminations	(31,937)	(33,966)	2,029
	$441,987	$460,169	$(18,182)

Net income (loss)
Electric Utilities	$18,929	$14,575	$4,354
Gas Utilities	22,212	24,698	(2,486)
Utilities	41,141	39,273	1,868

Power Generation	8,145	8,073	72
Coal Mining	3,010	2,464	546
Oil and Gas (a)	(19,115)	(1,495)	(17,620)
Non-regulated Energy	(7,960)	9,042	(17,002)

Corporate activities and eliminations	669	330	339

Net income (loss)	$33,850	$48,645	$(14,795)
__________

(a)
Net income (loss) for the three months ended March 31, 2015 includes a non-cash after-tax ceiling test impairment of $14 million. See Note 15 of the Condensed Consolidated Financial statements in this Quarterly Report on Form 10-Q/A.

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

•
We review the carrying value of our natural gas and oil properties under the full cost accounting rules of the SEC on a quarterly basis, known as a ceiling test. In the first quarter of 2015, our Oil and Gas segment recorded a $22 million non-cash ceiling test impairment loss driven by low commodity prices. Using our current reserves information, further ceiling test impairments are likely in 2015 if commodity prices for crude oil and natural gas remain at current low levels.

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

Income tax benefit (expense): The effective tax rate in 2015 is higher due primarily to the reduced impact of the tax benefit of percentage depletion.

Oil and Gas

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)
Revenue	$11,267	$14,850	$(3,583)

Operations and maintenance	10,917	11,139	(222)
Depreciation, depletion and amortization	7,512	5,798	1,714
Impairment of long-lived assets	22,036	—	22,036
Total operating expenses	40,465	16,937	23,528

Operating income (loss)	(29,198)	(2,087)	(27,111)

Interest income (expense), net	(384)	(455)	71
Other income (expense), net	(223)	38	(261)
Income tax benefit (expense)	10,690	1,009	9,681

Net income (loss)	$(19,115)	$(1,495)	$(17,620)

The following tables provide certain operating statistics for our Oil and Gas segment:

	Three Months Ended March 31,
	2015	2014
Production:
Bbls of oil sold	80,730	74,262
Mcf of natural gas sold	2,254,042	1,759,964
Bbls of NGL sold	28,770	27,041
Mcf equivalent sales	2,911,043	2,367,782

	Three Months Ended March 31,
	2015	2014
Average price received: (a)
Oil/Bbl	$66.86	$90.75
Gas/Mcf	$2.20	$3.35
NGL/Bbl	$13.74	$49.02

Depletion expense/Mcfe	$2.20	$1.88
__________

(a)	Net of hedge settlement gains and losses.

The following is a summary of certain average operating expenses per Mcfe:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
Producing Basin	LOE	Gathering, Compression, Processing and Transportation (a)	Production Taxes	Total	LOE	Gathering, Compression, Processing and Transportation (a)	Production Taxes	Total
San Juan	$1.58	$1.30	$0.37	$3.25	$1.54	$1.20	$0.63	$3.37
Piceance	0.33	2.48	0.20	3.01	(0.06)	1.28	0.57	1.79
Powder River	2.89	—	0.56	3.45	2.36	—	1.34	3.70
Williston	0.24	—	0.09	0.33	0.67	—	1.90	2.57
All other properties	1.24	—	0.34	1.58	1.61	—	0.02	1.63
Total weighted average	$1.19	$1.35	$0.31	$2.85	$1.19	$0.81	$0.74	$2.74
__________

(a)	These costs include both third-party costs and operations costs.

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

Results of Operations for Oil and Gas for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014: Net loss for the Oil and Gas segment was $19.1 million for the three months ended March 31, 2015, compared to Net loss of $1.5 million for the same period in 2014 as a result of:

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

Impairment of long-lived assets represents impairment in the value of our natural gas and crude oil properties driven by low commodity prices. The impairment reflected a 12 month average NYMEX price of $3.88 per Mcf, adjusted to $2.69 per Mcf at the wellhead, for natural gas, and $82.72 per barrel, adjusted to $74.13 per barrel at the wellhead, for crude oil.

Interest income (expense), net was comparable to the same period in the prior year.

Other income (expense), net was comparable to the same period in the prior year.

Income tax (expense) benefit: The effective tax rate in 2015 was lower due to a reduced favorable impact of the tax effect of the percentage depletion deduction compared to the same period in the prior year.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies from those reported in our 2014 Annual Report on Form 10-K/A filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our 2014 Annual Report on Form 10-K/A.

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

There have been no other material changes in our financing transactions and short-term liquidity from those reported in Item 7 of our 2014 Annual Report on Form 10-K/A filed with the SEC.

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

Contractual Obligations

There have been no significant changes in the contractual obligations from those previously disclosed in Note 18 of our Notes to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K/A.

Guarantees

There have been no significant changes to guarantees from those previously disclosed in Note 19 of the Notes to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K/A.

New Accounting Pronouncements

Other than the pronouncements reported in our 2014 Annual Report on Form 10-K/A filed with the SEC and those discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A, there have been no new accounting pronouncements that are expected to have a material effect on our financial position, results of operations, or cash flows.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 2 - Management’s Discussion & Analysis of Financial Condition and Results of Operations.

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement was made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement was made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in our 2014 Annual Report on Form 10-K and Form 10-K/A including statements contained within Item 1A - Risk Factors of our 2014 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q/A and other reports that we file with the SEC from time to time.

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

Financing Activities

We engage in activities to manage risks associated with changes in interest rates. We have entered into floating-to-fixed interest rate swap agreements to reduce our exposure to interest rate fluctuations associated with our floating rate debt obligations. Further details of the swap agreements are set forth in Note 8 of the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K/A and in Note 8 of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. At the time that the Original Filing was filed on May 5, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Subsequent to the evaluation management has determined that a deficiency in internal control existed due to a deficiency in the level of training in performing the control over the full cost ceiling test write down impairment calculation, specifically related to evaluating and correctly accounting for the treatment of tax amounts associated with the calculation. Management concluded that this deficiency represented a material weakness, as defined by Securities and Exchange Commission regulations. As a result of the determination of the material weakness, management has now concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as noted above related to the full cost ceiling test impairment calculation.

Remediation Plan

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

For information regarding legal proceedings, see Note 18 in Item 8 of our 2014 Annual Report on Form 10-K/A and Note 14 in Item 1 of Part I of this Quarterly Report on Form 10-Q/A, which information from Note 14 is incorporated by reference into this item.

ITEM 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2014 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered securities sold during the three months ended March 31, 2015.

ITEM 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Sections 1503(a) of Dodd-Frank is included in Exhibit 95 of our Form 10-Q for March 31, 2015.

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

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 95 *	Mine Safety and Health Administration Safety Data (filed as Exhibit 95 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2015).

Exhibit 101	Financial Statements for XBRL Format.

__________

*	Previously filed as part of the filing indicated and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/s/ David R. Emery
David R. Emery, Chairman, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	August 7, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

Exhibit 3.1*	Restated Articles of Incorporation of the Registrant (filed as Exhibit 3 to the Registrant’s Form 10-K for 2004).

Exhibit 3.2*	Amended and Restated Bylaws of the Registrant dated January 28, 2010 (filed as Exhibit 3 to the Registrant’s Form 8-K filed on February 3, 2010).

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

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 95 *	Mine Safety and Health Administration Safety Data (filed as Exhibit 95 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2015).

Exhibit 101	Financial Statements for XBRL Format.
__________

*	Previously filed as part of the filing indicated and incorporated by reference herein.