Form 10-K
period 2018-12-31
BLACK HILLS CORP /SD/
filed 2019-02-19
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes           ☒           No           ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

At June 30, 2018                                  $3,239,030,444

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2019
Common stock, $1.00 par value	60,003,965	shares

Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement being prepared for the solicitation of proxies in connection with the 2019 Annual Meeting of Stockholders to be held on April 30, 2019, are incorporated by reference in Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AltaGas	AltaGas Renewable Energy Colorado LLC, a subsidiary of AltaGas Ltd.
AOCI	Accumulated Other Comprehensive Income
Aquila Transaction	Our July 14, 2008 acquisition of five utilities from Aquila, Inc.
APSC	Arkansas Public Service Commission
Arkansas Gas	Includes the acquired SourceGas utility Black Hills Energy Arkansas, Inc. utility operations (doing business as Black Hills Energy)
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Basin Electric	Basin Electric Power Cooperative
Bbl	Barrel
Bcf	Billion cubic feet
BHC	Black Hills Corporation; the Company
BHEP	Black Hills Exploration and Production, Inc., our previous Oil and Gas segment. As of December 31, 2018, we have completed the exit of the Oil and Gas business.
BHSC	Black Hills Service Company LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Gas	Black Hills Gas, LLC, a subsidiary of Black Hills Gas Holdings, which was previously named SourceGas LLC.
Black Hills Gas Holdings	Black Hills Gas Holdings, LLC, a subsidiary of Black Hills Utility Holdings, which was previously named SourceGas Holdings LLC
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
Black Hills Energy	The name used to conduct the business of our utility companies
Black Hills Energy Colorado Electric	Includes Colorado Electric’s utility operations
Black Hills Energy Colorado Gas	Includes Black Hills Energy Colorado Gas utility operations, as well as RMNG
Black Hills Energy Iowa Gas	Includes Black Hills Energy Iowa gas utility operations
Black Hills Energy Kansas Gas	Includes Black Hills Energy Kansas gas utility operations
Black Hills Energy Nebraska Gas	Includes Black Hills Energy Nebraska gas utility operations, as well as the acquired SourceGas utility Black Hills Gas Distribution’s Nebraska gas operations
Black Hills Energy Services	A Choice Gas supplier acquired in the SourceGas Acquisition
Black Hills Energy South Dakota Electric	Includes Black Hills Power’s operations in South Dakota, Wyoming and Montana
Black Hills Energy Wyoming Electric	Includes Cheyenne Light’s electric utility operations
Black Hills Energy Wyoming Gas	Includes Cheyenne Light’s natural gas utility operations, as well as the acquired SourceGas utility Black Hills Gas Distribution’s Wyoming gas operations
Black Hills Gas Distribution
Black Hills Gas Distribution, LLC, a company acquired in the SourceGas Acquisition that conducts the gas distribution operations in Nebraska and Wyoming. It was formerly named SourceGas Distribution LLC.

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
Busch Ranch I
Busch Ranch Wind Farm is a 29 MW wind farm near Pueblo, Colorado, jointly owned by Colorado Electric and Black Hills Electric Generation. Colorado Electric and Black Hills Electric Generation each have a 50% ownership interest in the wind farm.

Busch Ranch II
Busch Ranch II wind project is under construction as a 60 MW wind farm near Pueblo, Colorado, built by Black Hills Electric Generation to provide wind energy to Colorado Electric through a 25-year power purchase agreement.

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

City of Gillette	Gillette, Wyoming
Colorado Electric	Black Hills Colorado Electric, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings (doing business as Black Hills Energy)
Colorado Gas	Black Hills Colorado Gas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings (doing business as Black Hills Energy)
Colorado Interstate Gas (CIG)	Colorado Interstate Natural Gas Pricing Index
Consolidated Indebtedness to Capitalization Ratio
Any Indebtedness outstanding at such time, divided by Capital at such time. Capital being Consolidated Net-Worth (excluding noncontrolling interest) plus Consolidated Indebtedness (including letters of credit and certain guarantees issued) as defined within the current Credit Agreement.

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

EWG	Exempt Wholesale Generator
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GCA	Gas Cost Adjustment -- adjustments that allow us to pass the prudently-incurred cost of gas and certain services through to customers.
GHG	Greenhouse gases
Global Settlement	Settlement with a utilities commission where the dollar figure is agreed upon, but the specific adjustments used by each party to arrive at the figure are not specified in public rate orders
Happy Jack	Happy Jack Wind Farm, LLC, owned by Duke Energy Generation Services
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

NOx	Nitrogen oxide
NOL	Net operating loss
NPSC	Nebraska Public Service Commission
NWPL	Northwest Interstate Natural Gas Pricing Index
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSHA	Occupational Safety & Health Administration
OSM	U.S. Department of the Interior’s Office of Surface Mining
PCA	Power Cost Adjustment
PCCA	Power Capacity Cost Adjustment
Peak View	60 MW wind generating project owned by Colorado Electric, placed in service on November 7, 2016 and adjacent to Busch Ranch I Wind Farm
PPA	Power Purchase Agreement
PSCo	Public Service Company of Colorado
PUHCA 2005	Public Utility Holding Company Act of 2005
REPA	Renewable Energy Purchase Agreement
Revolving Credit Facility	Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which matures in 2023
RMNG
Rocky Mountain Natural Gas, a regulated gas utility acquired in the SourceGas Acquisition that provides regulated transmission and wholesale natural gas service to Black Hills Gas Distribution in western Colorado (doing business as Black Hills Energy)

RSNs	Remarketable junior subordinated notes, issued on November 23, 2015
SAIDI	System Average Interruption Duration Index
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
Service Guard	Home appliance repair product offering for both natural gas and electric
Silver Sage	Silver Sage Windpower, LLC, owned by Duke Energy Generation Services
SO2	Sulfur dioxide
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
SPP	Southwest Power Pool, Inc. which oversees the bulk electric grid and wholesale power market in the central United States
SourceGas
SourceGas Holdings, LLC and its subsidiaries, a gas utility owned by funds managed by Alinda Capital Partners and GE Energy Financial Services, a unit of General Electric Co. (NYSE:GE) that was acquired on February 12, 2016, and is now named Black Hills Gas Holdings, LLC (doing business as Black Hills Energy)

SourceGas Acquisition	The acquisition of SourceGas Holdings LLC by Black Hills Utility Holdings

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

History and Organization

Black Hills Corporation, a South Dakota corporation (together with its subsidiaries, referred to herein as the “Company,” “we,” “us” or “our”), is a customer-focused, growth-oriented utility company headquartered in Rapid City, South Dakota. Our predecessor company, Black Hills Power and Light Company, was incorporated and began providing electric utility service in 1941. It was formed through the purchase and combination of several existing electric utilities and related assets, some of which had served customers in the Black Hills region since 1883. In 1956, with the purchase of the Wyodak coal mine, we began producing and selling energy through non-regulated businesses.

We operate our business in the United States, reporting our operating results through our regulated Electric Utilities, regulated Gas Utilities, Power Generation and Mining segments. Certain unallocated corporate expenses that support our operating segments are presented as Corporate and Other.

Our Electric Utilities segment generates, transmits and distributes electricity to approximately 212,000 electric customers in Colorado, Montana, South Dakota and Wyoming. Our Electric Utilities own 939 MW of generation and 8,858 miles of electric transmission and distribution lines.

Our Gas Utilities segment serves approximately 1,054,000 natural gas utility customers in Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming. Our Gas Utilities own and operate approximately 4,700 miles of intrastate gas transmission pipelines and 41,158 miles of gas distribution mains and service lines, seven natural gas storage sites, over 45,000 horsepower of compression and nearly 600 miles of gathering lines.

Our Power Generation segment produces electric power from its wind, natural gas and coal generating plants and sells the electric capacity and energy primarily to our utilities under long-term contracts. Our Mining segment produces coal at our mine near Gillette, Wyoming, and sells the coal primarily under long-term contracts to mine-mouth electric generation facilities owned by our Electric Utilities and Power Generation businesses.

Electric Utilities Segment

We conduct electric utility operations through our South Dakota, Wyoming and Colorado subsidiaries. Our Electric Utilities generate, transmit and distribute electricity to approximately 212,000 customers in South Dakota, Wyoming, Colorado and Montana. Our electric generating facilities and power purchase agreements provide for the supply of electricity principally to our own distribution systems. Additionally, we sell excess power to other utilities and marketing companies, including our affiliates. We also provide non-regulated services through our Tech Services product lines.

Capacity and Demand. System peak demands for the Electric Utilities for each of the last three years are listed below:

	System Peak Demand (in MW)
	2018		2017		2016
	Summer	Winter	Summer	Winter	Summer	Winter
South Dakota Electric	437	379	447	402	438	389
Wyoming Electric (a)	254	238	249	230	236	230
Colorado Electric (b)	413	313	398	299	412	302
Total Electric Utilities’ Peak Demands	1,104	930	1,094	931	1,086	921
________________________

(a)
The July 2018 summer peak load of 254 surpassed previous summer peak record load of 249 set in July 2017. The December 2018 winter peak load of 238 surpassed the previous winter peak record load of 230 set in December 2016.

(b)
The July 2018 summer peak load of 413 surpassed previous summer peak record load of 412 set in July 2016. The October 2018 winter peak load of 313 surpassed previous winter peak load of 310 set in February 2011.

Regulated Power Plants. As of December 31, 2018, our Electric Utilities’ ownership interests in electric generating plants were as follows:

Unit	Fuel Type	Location	Ownership Interest %	Owned Capacity (MW)	Year Installed
South Dakota Electric:
Cheyenne Prairie (a)	Gas	Cheyenne, Wyoming	58%	55.0	2014
Wygen III (b)	Coal	Gillette, Wyoming	52%	57.2	2010
Neil Simpson II	Coal	Gillette, Wyoming	100%	90.0	1995
Wyodak (c)	Coal	Gillette, Wyoming	20%	72.4	1978
Neil Simpson CT	Gas	Gillette, Wyoming	100%	40.0	2000
Lange CT	Gas	Rapid City, South Dakota	100%	40.0	2002
Ben French Diesel #1-5	Oil	Rapid City, South Dakota	100%	10.0	1965
Ben French CTs #1-4	Gas/Oil	Rapid City, South Dakota	100%	80.0	1977-1979
Wyoming Electric:
Cheyenne Prairie (a)	Gas	Cheyenne, Wyoming	42%	40.0	2014
Cheyenne Prairie CT (a)	Gas	Cheyenne, Wyoming	100%	37.0	2014
Wygen II	Coal	Gillette, Wyoming	100%	95.0	2008
Colorado Electric (e):
Busch Ranch I Wind Farm (d)	Wind	Pueblo, Colorado	50%	14.5	2012
Peak View Wind Farm	Wind	Pueblo, Colorado	100%	60.0	2016
Pueblo Airport Generation	Gas	Pueblo, Colorado	100%	180.0	2011
Pueblo Airport Generation CT	Gas	Pueblo, Colorado	100%	40.0	2016
AIP Diesel	Oil	Pueblo, Colorado	100%	10.0	2001
Diesel #1 and #3-5	Oil	Pueblo, Colorado	100%	8.0	1964
Diesel #1-5	Oil	Rocky Ford, Colorado	100%	10.0	1964
Total MW Capacity				939.1
________________________

(a)
Cheyenne Prairie, a 132 MW natural gas-fired power generation facility supports the utility customers of South Dakota Electric and Wyoming Electric. The facility includes one simple-cycle, 37 MW combustion turbine that is wholly-owned by Wyoming Electric and one combined-cycle, 95 MW unit that is jointly-owned by Wyoming Electric (40 MW) and South Dakota Electric (55 MW).

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

(d)
Busch Ranch I Wind Farm, a 29 MW wind farm, is operated by Colorado Electric. Colorado Electric has a 50% ownership interest in the wind farm and Black Hills Electric Generation owns the remaining 50%. Black Hills Electric Generation purchased the remaining 50% from AltaGas on December 11, 2018. Colorado Electric has a PPA with Black Hills Electric Generation for its 14.5 MW of power from the wind farm. The terms of the PPA are the same as the previous PPA with AltaGas.

(e)
On April 25, 2018, Colorado Electric received approval from the CPUC to contract with Black Hills Electric Generation for the 60 MW Busch Ranch II wind project. The project is currently under construction and is expected to be in service by the end of 2019.

The Electric Utilities’ annual average cost of fuel utilized to generate electricity and the average price paid for purchased power (excluding contracted capacity) per MWh for the years ended December 31 was as follows:

Fuel Source (dollars per MWh)	2018	2017	2016
Coal	$11.10	$10.95	$11.27

Natural Gas	$33.42	$34.05	$30.59

Diesel Oil (a)	$329.27	$210.11	$149.13

Total Average Fuel Cost	$13.53	$12.80	$12.99

Purchased Power - Coal, Gas and Oil	$45.62	$45.63	$48.36

Purchased Power - Renewable Sources	$54.31	$53.08	$51.95
______________

(a)
Included in the Price per MWh for Diesel Oil are unit start-up costs. The diesel-fueled generating units are generally used as supplemental peaking units and the cost per MWh is reflective of how often the units are started and how long the units are run.

Our Electric Utilities’ power supply, by resource as a percent of the total power supply for our energy needs for the years ended December 31 was as follows:

Power Supply	2018	2017	2016
Coal	32%	32%	33%
Gas, Oil and Wind	10	8	7
Total Generated	42	40	40
Purchased (a)	58	60	60
Total	100%	100%	100%
______________

(a)	Wind represents approximately 6%, 6% and 7% of our purchased power in 2018, 2017, and 2016, respectively.

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

•
Colorado Electric’s PPA with Black Hills Electric Generation, which provides up to 14.5 MW of wind energy from Black Hills Electric Generation’s owned interest in the Busch Ranch I Wind Farm. This PPA is the same as the previous agreement with AltaGas, which expires on October 16, 2037;

•
Wyoming Electric’s PPA with Black Hills Wyoming expiring on December 31, 2022, whereby Black Hills Wyoming provides 60 MW of unit-contingent capacity and energy from its Wygen I facility. The PPA includes an option for Wyoming Electric to purchase Black Hills Wyoming’s ownership interest in the Wygen I facility through 2019. On November 30, 2018, Wyoming Electric submitted its 2018 integrated resource plan to the WPSC, which included the recommendation that Wyoming Electric acquire Wygen I. Review of Wyoming Electric’s integrated resource plan is subject to an open public process governed by the WPSC. The purchase of Wygen I would require approval of a CPCN by the WPSC and approval by FERC. The review process is expected to be completed by year-end 2019.

The purchase price related to the option is $2.1 million per MW (65 MWs), adjusted for all depreciated capital additions since 2009, and reduced by depreciation (approximately $5 million per year) over a 35-year life beginning January 1, 2009. The net book value of Wygen I at December 31, 2018 was $75 million and if Wyoming Electric had exercised the purchase option at year-end 2018, the estimated purchase price would have been approximately $139 million;

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

•	Wyoming Electric and South Dakota Electric’s Generation Dispatch Agreement requires South Dakota Electric to purchase all of Wyoming Electric’s excess energy; and

•
South Dakota Electric’s PPA with Platte River Power Authority to purchase up to 12 MW of wind energy through Platte River Power Authority’s agreement with Silver Sage. This agreement will expire September 30, 2029.

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

•	South Dakota Electric has an agreement through December 31, 2021 to provide 50 MW of energy to Macquarie Energy, LLC during heavy and light load timing intervals; and

•
South Dakota Electric has an amended agreement, effective January 1, 2019, to supply up to 20 MW of energy and capacity to MEAN under a contract that expires in 2028. The terms of the contract run from June 1 through May 31 for each interval listed below. This contract is unit-contingent based on the availability of our Neil Simpson II and Wygen III plants, with decreasing capacity purchased over the term of the agreement. The unit-contingent capacity amounts from Wygen III and Neil Simpson II are as follows:

2019-2020	15 MW - 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
2020-2022	15 MW - 7 MW contingent on Wygen III and 8 MW contingent on Neil Simpson II
2022-2023	15 MW - 8 MW contingent on Wygen III and 7 MW contingent on Neil Simpson II
2023-2028	10 MW - 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II

Transmission and Distribution. Through our Electric Utilities, we own electric transmission systems composed of high voltage transmission lines (greater than 69 kV) and low voltage lines (69 kV or less). We also jointly own high voltage lines with Basin Electric and Powder River Energy Corporation.

At December 31, 2018, our Electric Utilities owned the electric transmission and distribution lines shown below:

Utility	State	Transmission (in Line Miles)	Distribution (in Line Miles)
South Dakota Electric	South Dakota, Wyoming	1,231	2,539
South Dakota Electric - Jointly Owned (a)	South Dakota, Wyoming	44	—
Wyoming Electric	Wyoming	49	1,291
Colorado Electric	Colorado	598	3,106
__________________________

(a)
South Dakota Electric owns 35% of a DC transmission tie that interconnects the Western and Eastern transmission grids, which are independently-operated transmission grids serving the western United States and eastern United States, respectively. This transmission tie, which is 65% owned by Basin Electric, provides transmission access to both the WECC region in the West and the SPP region in the East. The transfer capacity of the tie is 200 MW from West to East, and 200 MW from East to West. South Dakota Electric’s electric system is located in the WECC region. This transmission tie allows us to buy and sell energy in the Eastern grid without having to isolate and physically reconnect load or generation between the two transmission grids, thus enhancing the reliability of our system. It accommodates scheduling transactions in both directions simultaneously, provides additional opportunities to sell excess generation or to make economic purchases to serve our native load and contract obligations, and enables us to take advantage of power price differentials between the two grids.

South Dakota Electric has firm point-to-point transmission access to deliver up to 50 MW of power on PacifiCorp’s transmission system to wholesale customers in the WECC region through December 31, 2023.

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

Colorado Electric is party to a joint dispatch agreement with PSCo and Platte River Power Authority.  This FERC-approved agreement, effective in 2017, is structured to allow PSCo, as administrator, to receive load and generation bid information for all three parties and, on an intra-hour basis, serve the combined utility load utilizing the combined bid generating resources on a least-cost basis.  In other words, if one party has excess generation at a lower cost than another party’s generation, the administrator will increase dispatch of the lower-cost generation and decrease dispatch of the higher-cost generation.  This results in lower energy costs to customers through more efficient dispatch of low-cost generating resources. Under the agreement, Colorado Electric retains the ability to participate or not participate in the joint dispatch at its discretion.

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

◦
South Dakota Electric, the City of Gillette and MDU are parties to a shared joint ownership agreement, whereby South Dakota Electric charges the City of Gillette and MDU for administrative services, plant operations and maintenance for its share of the Wygen III generating facility for the life of the plant.

◦
Colorado Electric and Black Hills Electric Generation are parties to a shared joint ownership agreement whereby Colorado Electric charges Black Hills Electric Generation for operations and maintenance for its share of the Busch Ranch I Wind Farm.

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

Subsidiary	Jurisdic-tion	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Tariffed Mechanisms	Percentage of Power Marketing Profit Shared with Customers

South Dakota Electric	WY	9.9%	8.13%	46.7%/53.3%	$46.8	10/2014	ECA	65%
	SD	Global Settlement	7.76%	Global Settlement	$543.9	10/2014	ECA, TCA, Energy Efficiency Cost Recovery/DSM	70%
	SD		7.76%			5/2014	Transmission Facility Adjustment (TFA) Tariff	N/A
	SD		7.76%			6/2011	Environmental Improvement Adjustment (EIA) Tariff	N/A
	FERC	10.8%	8.76%	43%/57%		2/2009	FERC Transmission Tariff	N/A
Wyoming Electric	WY	9.9%	7.98%	46%/54%	$376.8	10/2014	PCA, Energy Efficiency Cost Recovery/DSM, Rate Base Recovery on Acquisition Adjustment	N/A
	FERC	10.6%	8.51%	46%/54%	$31.5	5/2014	FERC Transmission Tariff	N/A
Colorado Electric	CO	9.37%	7.43%	47.6%/52.4%	$539.6	1/2017	ECA, TCA, PCCA, Energy Efficiency Cost Recovery/DSM, Renewable Energy Standard Adjustment	90%
	CO	9.37%	6.02%	67.3%/32.7%	$57.9	1/2017	Clean Air Clean Jobs Act Adjustment Rider	N/A

The regulatory provisions for recovering the costs to supply electricity vary by state. In all states, subject to thresholds noted below, we have cost adjustment mechanisms for our Electric Utilities that allow us to pass the prudently-incurred cost of fuel and purchased power through to customers. These mechanisms allow the utility operating in that state to collect, or refund the difference between the cost of commodities and certain services embedded in our base rates and the actual cost of the commodities and certain services without filing a general rate review. Some states in which our utilities operate also allow the utility operating in that state to automatically adjust rates periodically for the cost of new transmission or environmental improvements and, in some instances, the utility has the opportunity to earn its authorized return on new capital investment immediately.

The significant mechanisms we have in place include the following by utility and state:

South Dakota Electric has:

•
An approved annual Environmental Improvement Adjustment (EIA) tariff which recovers costs associated with generation plant environmental improvements. South Dakota Electric also has a Transmission Facility Adjustment (TFA) tariff which recovers the costs associated with transmission facility improvements. The EIA and TFA were suspended for a six-year moratorium period effective July 1, 2017. See Note 13 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

•
An annual adjustment clause which provides for the over or under recovery of fuel and purchased power cost incurred to serve South Dakota customers. Additionally, this ECA contains an off-system sales sharing mechanism in which South Dakota customers will receive a credit equal to 100% of off-system power marketing operating income from the first $1.0 million of power marketing margin from short-term sales and a credit equal to 70% of power marketing margins from short-term sales in excess of the first $1.0 million. South Dakota Electric retains the remaining 30%. During the six-year moratorium period effective July 1, 2017, the 100% credit of power marketing margin increased from $1.0 million to $2.0 million. The ECA methodology allows us to directly assign renewable resources and firm purchases to the customer load. In Wyoming, a similar fuel and purchased power cost adjustment is also in place.

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

In Colorado, Colorado Electric has:

•
A quarterly ECA rider that allows us to recover forecasted increases or decreases in purchased energy and fuel costs, including the recovery for amounts payable to others for the transmission of the utility's electricity over transmission facilities owned by others, and the sharing of off-system sales margins, less certain operating costs (customer receives 90%). The ECA provides for not only direct recovery, but also for the issuance of credits for decreases in purchased energy, fuel costs and eligible energy resources.

•	An annual TCA rider that includes nine months of actual transmission investment and three months of forecasted investment, with an annual true-up mechanism.

•
A Clean Air Clean Jobs Act Adjustment rider rate that collects the authorized revenue requirement for the 40 MW combustion turbine placed in service on December 31, 2016 with rates effective January 1, 2017.

•	A Renewable Energy Standard Adjustment rider that is specifically designed for meeting the requirements of Colorado’s renewable energy standard and most recently includes cost recovery for Peak View.

Tariff Filings

On December 17, 2018, South Dakota Electric and Wyoming Electric filed for approval of new, voluntary renewable energy tariffs to serve customer requests for renewable energy resources. Requests to approve the voluntary tariffs, known as Renewable Ready Service Tariffs, were submitted to the SDPUC and WPSC. The renewable ready tariffs would provide large commercial and industrial customers and governmental agencies an option to purchase utility-scale renewable energy. As proposed, customers would be able to enter into contracts with Black Hills Energy to purchase renewable energy for periods of five to 25 years.

On September 28, 2018, Wyoming Electric filed for approval of a new innovative tariff to serve blockchain business customers in Wyoming.  Request to approve the blockchain tariff, known as Blockchain Interruptible Service (“BCIS”) tariff, was submitted to the WPSC.  The BCIS tariff, as proposed, was designed in response to blockchain business recruiting initiatives of the state of Wyoming and would provide the opportunity for Wyoming Electric to attract blockchain business and continue to provide safe and reliable service without negatively impacting existing customers.

See Note 13 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding current electric rate activity.

Operating Statistics. The following tables summarize information for our Electric Utilities:

Degree Days	2018		2017		2016
	Actual	Variance from 30-Year Average (b)	Actual	Variance from 30-Year Average (b)	Actual	Variance from 30-Year Average (b)
Heating Degree Days:
South Dakota Electric	7,749	8%	6,870	(4)%	6,402	(10)%
Wyoming Electric	7,036	(7)%	6,623	(12)%	6,363	(14)%
Colorado Electric	5,119	4%	4,693	(16)%	4,658	(16)%
Combined (a)	6,405	3%	5,826	(11)%	5,595	(13)%

Cooling Degree Days:
South Dakota Electric	488	(23)%	709	11%	646	(4)%
Wyoming Electric	430	24%	429	23%	460	31%
Colorado Electric	1,420	58%	1,027	14%	1,358	42%
Combined (a)	902	29%	798	14%	935	26%
________________

(a)	The combined degree days are calculated based on a weighted average of total customers by state.

(b)	30-Year Average is from NOAA Climate Normals.

	Electric Revenue (in thousands)			Quantities Sold (MWh)
	2018	2017	2016	2018	2017	2016
Residential	$218,558	$210,172	$208,725	1,450,585	1,390,952	1,395,097
Commercial	250,894	258,754	258,768	2,034,917	2,038,495	2,067,486
Industrial	124,668	122,958	118,181	1,682,074	1,598,755	1,515,553
Municipal	17,871	18,144	17,821	160,913	160,882	162,383
Subtotal Retail Revenue - Electric	611,991	610,028	603,495	5,328,489	5,189,084	5,140,519
Contract Wholesale	33,688	30,435	17,037	900,854	722,659	246,630
Off-system/Power Marketing Wholesale	24,800	21,111	22,355	673,994	661,263	769,843
Other (a)	40,972	43,076	34,394	—	—	—
Total Revenue and Energy Sold	711,451	704,650	677,281	6,903,337	6,573,006	6,156,992
Other Uses, Losses or Generation, net	—	—	—	470,250	468,179	433,400
Total Revenue and Energy	711,451	704,650	677,281	7,373,587	7,041,185	6,590,392
Less cost of fuel and purchased power	277,093	268,405	261,349
Gross Margin (b)	$434,358	$436,245	$415,932
__________

(a)	Other revenue in 2018 reflects the impact of revenue reserved in accordance with the TCJA.

(b)	Non-GAAP measure.

	Electric Revenue (in thousands)			Gross Margin (a) (in thousands)			Quantities Sold (MWh) (b)
	2018	2017	2016	2018	2017	2016	2018	2017	2016
South Dakota Electric	$298,080	$288,433	$267,632	$205,194	$200,795	$192,606	3,360,396	3,187,392	2,767,315
Wyoming Electric	162,153	165,127	157,606	83,516	89,371	85,036	1,861,273	1,762,117	1,677,421
Colorado Electric	251,218	251,090	252,043	145,648	146,079	138,290	2,151,918	2,091,676	2,145,656
Total Revenue, Gross Margin, and Quantities Sold	$711,451	$704,650	$677,281	$434,358	$436,245	$415,932	7,373,587	7,041,185	6,590,392
________________

(a)	Non-GAAP measure.

(b)	Total MWh includes Other Uses, Losses or Generation, net, which is approximately 6%, 6%, and 7% for South Dakota Electric, Wyoming Electric, and Colorado Electric, respectively.

Quantities Generated and Purchased (MWh)	2018	2017	2016

Coal-fired	2,368,506	2,230,617	2,201,757
Natural Gas and Oil	446,373	307,815	343,001
Wind	253,180	239,472	80,582
Total Generated	3,068,059	2,777,904	2,625,340
Purchased	4,305,528	4,263,281	3,965,052
Total Generated and Purchased	7,373,587	7,041,185	6,590,392

Quantities Generated and Purchased (MWh)	2018	2017	2016
Generated:
South Dakota Electric	1,734,222	1,581,915	1,585,870
Wyoming Electric	852,391	798,024	805,351
Colorado Electric	481,446	397,965	234,119
Total Generated	3,068,059	2,777,904	2,625,340
Purchased:
South Dakota Electric	1,626,174	1,605,477	1,181,445
Wyoming Electric	1,008,882	964,093	872,070
Colorado Electric	1,670,472	1,693,711	1,911,537
Total Purchased	4,305,528	4,263,281	3,965,052

Total Generated and Purchased	7,373,587	7,041,185	6,590,392

Customers at End of Year	2018	2017	2016
Residential	181,459	179,911	178,333
Commercial	29,299	29,354	29,086
Industrial	84	86	88
Other	1,030	914	1,001
Total Electric Customers at End of Year	211,872	210,265	208,508

Customers at End of Year	2018	2017	2016
South Dakota Electric	72,533	72,184	71,353
Wyoming Electric	42,694	42,130	41,531
Colorado Electric	96,645	95,951	95,624
Total Electric Customers at End of Year	211,872	210,265	208,508

Gas Utilities Segment

We conduct natural gas utility operations through our Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming subsidiaries. Our Gas Utilities transport and distribute natural gas through our distribution network to approximately 1,054,000 customers. Additionally, we sell contractual pipeline capacity and gas commodities to other utilities and marketing companies, including our affiliates, on an as-available basis.

We also provide non-regulated services through Black Hills Energy Services. Black Hills Energy Services has approximately 47,000 retail distribution customers in Nebraska and Wyoming providing unbundled natural gas commodity offerings under the regulatory-approved Choice Gas Program. We also sell, install and service air, heating and water-heating equipment, and provide associated repair service and appliance protection plans under various trade names. Service Guard and CAPP provide appliance repair services to approximately 62,000 and 28,000 residential customers, respectively, through Company technicians and third-party service providers, typically through on-going monthly service agreements. Tech Services serves gas transportation customers throughout our service territory by constructing and maintaining customer-owned gas infrastructure facilities, typically through one-time contracts.

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

In addition to company-owned storage assets in Arkansas, Colorado and Wyoming, we also contract with many of the third-party transportation providers noted above for natural gas storage service to provide gas supply during the winter heating season and to meet peak day customer demand for natural gas.

The following table summarizes certain information regarding our regulated underground gas storage facilities as of December 31, 2018:

State	Working Capacity (Mcf)	Cushion Gas (Mcf) (a)	Total Capacity (Mcf)	Maximum Daily Withdrawal Capability (Mcfd)

Arkansas	8,442,700	12,950,000	21,392,700	196,000
Colorado	2,360,895	6,165,315	8,526,210	30,000
Wyoming	5,733,900	17,145,600	22,879,500	32,950
Total	16,537,495	36,260,915	52,798,410	258,950
________________

(a)	Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

The following tables summarize certain operating information for our Gas Utilities.

System Infrastructure (in line miles) as of	Intrastate Gas Transmission Pipelines	Gas Distribution Mains	Gas Distribution Service Lines
December 31, 2018
Arkansas	932	4,803	1,122
Colorado	689	6,699	2,457
Nebraska	1,263	8,539	3,203
Iowa	164	2,791	2,667
Kansas	325	2,868	1,347
Wyoming	1,327	3,447	1,215
Total	4,700	29,147	12,011

Degree Days	2018		2017		2016
	Actual	Variance From 30-Year Average (c)	Actual	Variance From 30-Year Average (c)	Actual	Variance From 30-Year Average (c)
Heating Degree Days:
Arkansas (a)	4,169	3%	3,295	(19)%	2,397	(41)%
Colorado	6,136	(7)%	5,728	(14)%	5,762	(13)%
Nebraska	6,563	6%	5,554	(10)%	5,457	(12)%
Iowa	7,192	6%	6,149	(9)%	5,997	(11)%
Kansas (a)	5,242	7%	4,452	(9)%	4,307	(12)%
Wyoming	7,425	(1)%	7,123	(5)%	6,750	(10)%
Combined (b)	6,628	2%	5,862	(10)%	5,823	(11)%
________________

(a)
Arkansas Gas has a weather normalization mechanism in effect during the months of November through April for customers with residential and certain business rate schedules. Kansas Gas has a weather normalization mechanism within its residential and business rate structure. The weather normalization mechanism in Arkansas differs from that in Kansas in that it only uses one location to calculate the weather, while Kansas uses multiple locations. The weather normalization mechanisms in both Arkansas and Kansas minimize weather impact on gross margins (a non-GAAP measure).

(b)
The combined heating degree days are calculated based on a weighted average of total customers by state excluding Kansas Gas due to its weather normalization mechanism. Arkansas Gas is partially excluded based on the weather normalization mechanism in effect from November through April.

(c)	30-Year Average is from NOAA climate normals.

Seasonal Variations of Business. Our Gas Utilities are seasonal businesses and weather patterns may impact their operating performance. Demand for natural gas is sensitive to seasonal heating and industrial load requirements, as well as market price. In particular, demand is often greater in the winter months for heating. Natural gas is used primarily for residential and commercial heating, so the demand for this product depends heavily upon weather throughout our service territories, and as a result, a significant amount of natural gas revenue is normally recognized in the heating season consisting of the first and fourth quarters. Demand for natural gas can also be impacted by summer weather patterns that are cooler than normal and/or provide higher than normal precipitation; both of which can reduce natural gas demand for irrigation.

Competition. We generally have limited competition for the retail distribution of natural gas in our service areas. Various restructuring and competitive initiatives have been discussed in several of the states in which our utilities operate. These initiatives are aimed at increasing competition. To date, these initiatives have not had a material impact on our utilities. Although we face competition from independent marketers for the sale of natural gas to our industrial and commercial customers, in instances where independent marketers displace us as the seller of natural gas, we still collect a distribution charge for transporting the gas through our distribution network.

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

Subsidiary	Jurisdic-tion	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Tariffed Mechanisms
Gas Utilities:
Arkansas Gas	AR	9.61%	6.82% (a)	50.9%/49.1%	$451.5 (b)	10/2018
GCA, Main Replacement Program, At-Risk Meter Relocation Program, Legislative/Regulatory Mandate and Relocations Rider, Energy Efficiency, Weather Normalization Adjustment, Billing Determinant Adjustment

Colorado Gas	CO	9.6%	8.41%	50%/50%	$57.5	12/2012	GCA, Energy Efficiency Cost Recovery/DSM
Colorado Gas Dist.	CO	10.0%	8.02%	49.52%/ 50.48%	$127.1	12/2010	GCA, DSM
RMNG	CO	9.9%	6.71%	53.37%/ 46.63%	$118.7	6/2018	System Safety Integrity Rider, Liquids/Off-system/Market Center Services Revenue Sharing
Iowa Gas	IA	Global Settlement	Global Settlement	Global Settlement	$109.2	2/2011	GCA, Energy Efficiency Cost Recovery/DSM/Capital Infrastructure Automatic Adjustment Mechanism, Gas Supply Optimization revenue sharing
Kansas Gas	KS	Global Settlement	Global Settlement	Global Settlement	$127.9	1/2015	GCA, Weather Normalization Tariff, Gas System Reliability Surcharge, Ad Valorem Tax Surcharge, Cost of Bad Debt Collected through GCA, Pension Levelized Adjustment
Nebraska Gas	NE	10.1%	9.11%	48%/52%	$161.0	9/2010	GCA, Cost of Bad Debt Collected through GCA, Infrastructure System Replacement Cost Recovery Surcharge
Nebraska Gas Dist.	NE	9.6%	7.67%	48.84%/ 51.16%	$87.6/ $69.8 (c)	6/2012	Choice Gas Program, System Safety and Integrity Rider, Bad Debt expense recovered through Choice Supplier Fee
Wyoming Gas (Northwest Wyoming)	WY	9.6%	7.75%	46%/54%	$12.9	9/2018	GCA
Wyoming Gas	WY	9.9%	7.98%	46%/54%	$59.6	10/2014	GCA, Energy Efficiency Cost Recovery/DSM, Rate Base Recovery on Acquisition Adjustment
Wyoming Gas Dist.	WY	9.92%	7.98%	49.66%/ 50.34%	$100.5	1/2011	Choice Gas Program, Purchased GCA, Usage Per Customer Adjustment
__________

(a)	Arkansas Gas return on rate base adjusted to remove current liabilities from rate case capital structure for comparison with other subsidiaries.

(b)	Arkansas Gas rate base is adjusted to include current liabilities for comparison with other subsidiaries.

(c)
Total Nebraska Gas Distribution rate base of $87.6 million includes amounts allocated to serve non-jurisdictional and agricultural customers. Jurisdictional Nebraska rate base of $69.8 million excludes those amounts allocated to serve non-jurisdictional and agricultural customers and is used for calculation of jurisdictional base rates.

All of our Gas Utilities, except where Choice Gas is the only option, have GCAs that allow us to pass the prudently-incurred cost of gas and certain services through to the customer between rate reviews. Some of the mechanisms we have in place include the following:

Gas Utility Jurisdiction	Cost Recovery Mechanisms
	DSM/Energy Efficiency	Integrity Additions	Bad Debt	Weather Normal	Pension Recovery	Gas Cost	Billing Determinant Adjustment	Revenue Decoupling
Arkansas Gas	☑	☑		☑		☑	☑
Colorado Gas	☑					☑
Colorado Gas Dist.	☑					☑
RMNG	N/A	☑	N/A	N/A	N/A	N/A	N/A	N/A
Iowa Gas	☑	☑				☑
Kansas Gas		☑	☑	☑	☑	☑
Nebraska Gas		☑	☑			☑
Nebraska Gas Dist.		☑	☑
Wyoming Gas (a)	☑					☑
Wyoming Gas Dist.						☑		☑
__________
(a) DSM/Energy Efficiency is only applicable to Cheyenne Light.

See Note 13 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding current natural gas rate activity.

Operating Statistics

2016 includes results from the acquired SourceGas utilities starting February 12, 2016.

	Revenue (in thousands)			Gross Margin (a) (in thousands)			Quantities Sold and Transported (Dth)
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Residential	$567,785	$499,852	$433,106	$276,858	$255,626	$228,512	65,352,164	54,645,598	49,390,451
Commercial	214,718	197,054	162,547	82,529	78,249	67,375	30,753,361	27,315,871	24,037,861
Industrial	26,466	24,454	21,245	7,056	6,226	5,601	6,309,211	5,855,053	5,737,430
Other (b)	(7,899)	8,647	12,694	(7,899)	8,647	12,694	—	—	—
Total Distribution	801,070	730,007	629,592	358,544	348,748	314,182	102,414,736	87,816,522	79,165,742

Transportation and Transmission	141,854	135,824	139,490	141,850	135,824	139,282	148,299,003	141,600,080	126,927,565

Total Regulated	942,924	865,831	769,082	500,394	484,572	453,464	250,713,739	229,416,602	206,093,307

Non-regulated Services	82,383	81,799	69,261	62,760	53,455	32,714	—	—	—

Total Revenue, Gross Margin and Quantities Sold	$1,025,307	$947,630	$838,343	$563,154	$538,027	$486,178	250,713,739	229,416,602	206,093,307
__________

(a)	Non-GAAP measure.

(b)	Other revenue and Gross Margin in 2018 reflects the impact of revenue reserved in accordance with the TCJA.

	Revenue (in thousands)			Gross Margin (a) (in thousands)			Quantities Sold & Transported (Dth)
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Arkansas	$176,660	$153,691	$106,958	$100,917	$94,007	$69,840	30,931,390	26,491,537	19,177,438
Colorado	188,002	180,852	153,003	99,851	100,718	86,016	29,857,063	28,436,744	23,656,891
Nebraska	278,969	252,631	244,992	164,513	154,259	146,831	81,658,938	73,890,509	67,796,021
Iowa	161,843	143,446	130,776	68,384	66,619	64,170	40,668,682	37,013,645	35,383,990
Kansas	112,306	105,576	100,670	55,226	53,841	54,247	31,387,672	28,251,947	26,463,314
Wyoming	107,527	111,434	101,944	74,263	68,583	65,074	36,209,994	35,332,220	33,615,653
Total Revenue, Gross Margin and Quantities Sold	$1,025,307	$947,630	$838,343	$563,154	$538,027	$486,178	250,713,739	229,416,602	206,093,307
__________

(a)	Non-GAAP measure.

Customers at End of Year	2018	2017	2016

Residential	821,624	806,744	800,980
Commercial (a)	82,498	86,461	84,049
Industrial	2,221	2,214	2,050
Transportation/Other	147,550	146,839	143,673
Total Customers at End of Year	1,053,893	1,042,258	1,030,752
__________

(a)	The decrease is 2018 is due to customer class reclassification to residential at our Colorado Gas utilities.

Customers at End of Year	2018	2017	2016

Arkansas	171,978	169,303	166,512
Colorado	186,759	181,876	177,394
Nebraska	291,723	290,264	289,653
Iowa	158,485	157,444	156,014
Kansas	114,840	114,082	112,957
Wyoming	130,108	129,289	128,222
Total Customers at End of Year	1,053,893	1,042,258	1,030,752

Utility Regulation Characteristics

State Regulations

Certain states where we conduct electric utility operations have adopted renewable energy portfolio standards that require or encourage our Electric Utilities to source, by a certain future date, a minimum percentage of the electricity delivered to customers from renewable energy generation facilities. As of December 31, 2018, we were subject to the following renewable energy portfolio standards or objectives:

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

On April 25, 2018, Colorado Electric received approval from the CPUC to contract with Black Hills Electric Generation to purchase 60 MW of wind energy through a 25-year PPA. The Busch Ranch II wind project is currently under construction and is expected to be in service by the end of 2019. This renewable energy will enable Colorado Electric to comply with Colorado's Renewable Energy Standard. This renewable energy project was originally submitted in response to Colorado Electric’s electric resource plan filed June 3, 2016, which also provides for additional small solar and community solar gardens as part of the compliance plan.

On November 7, 2016, Colorado Electric took ownership of Peak View, a $109 million, 60 MW wind project located near Colorado Electric's Busch Ranch I Wind Farm. Peak View achieved commercial operation on November 7, 2016. This renewable energy project was originally submitted in response to Colorado Electric’s all-source generation request on May 5, 2014. The CPUC’s settlement agreement provides for recovery of the costs of the project through Colorado Electric’s Energy Cost Adjustments and Renewable Energy Standard Surcharge for 10 years, after which, Colorado Electric can propose base rate recovery. Colorado Electric will be required to make an annual comparison of the cost of the renewable energy generated by the facility against the bid cost of a PPA from the same facility.

•
Montana. In 2005, Montana established a renewable portfolio standard that requires public utilities to obtain a percentage of their retail electricity sales from eligible renewable resources. In March 2013, South Dakota Electric filed a petition with the MTPSC requesting a waiver of the renewable portfolio standards primarily due to exceeding the applicable “cost cap” included in the standards. In March 2013, the Montana Legislature adopted legislation that had the effect of excluding South Dakota Electric from all renewable portfolio standard requirements under State Senate Bill 164, primarily due to the very low number of customers South Dakota Electric has in Montana and the relatively high cost of meeting the renewable requirements.

•
South Dakota. South Dakota has adopted a renewable portfolio objective that encourages, but does not mandate utilities to generate, or cause to be generated, at least 10% of their retail electricity supply from renewable energy sources by 2015.

•	Wyoming. Wyoming currently has no renewable energy portfolio standard.

Absent a specific renewable energy mandate in the territories we serve, our current strategy is to prudently incorporate renewable energy into our resource supply. Mandatory portfolio standards have increased and would likely continue to increase the power supply costs of our Electric Utilities’ operations. Although we will seek to recover these higher costs in rates, we can provide no assurance that we will be able to secure full recovery of the costs we pay to be in compliance with standards or objectives. We cannot at this time reasonably forecast the potential costs associated with any new renewable energy standards that have been or may be proposed at the federal or state level.

Federal Regulation

Energy Policy Act. Black Hills Corporation is a holding company whose assets consist primarily of investments in our subsidiaries, including subsidiaries that are public utilities and holding companies regulated by FERC under the Federal Power Act and PUHCA 2005.

Federal Power Act. The Federal Power Act gives FERC exclusive rate-making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to FERC’s jurisdiction must maintain tariffs and rate schedules on file with FERC that govern the rates, and terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services. Public utilities are also subject to accounting, record-keeping and reporting requirements administered by FERC. FERC also places certain limitations on transactions between public utilities and their affiliates. Our public Electric Utilities’ subsidiaries provide FERC-jurisdictional services subject to FERC’s oversight.

Our Electric Utilities, Black Hills Colorado IPP and Black Hills Wyoming are authorized by FERC to make wholesale sales of electric capacity and energy at market-based rates under tariffs on file with FERC. As a condition of their market-based rate authority, each files Electric Quarterly Reports with FERC. Our Electric Utilities own and operate FERC-jurisdictional interstate transmission facilities and provide open access transmission service under tariffs on file with FERC. Our Electric Utilities are subject to routine audit by FERC with respect to their compliance with FERC’s regulations.

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

PUHCA 2005. PUHCA 2005 gives FERC authority with respect to the books and records of a utility holding company. As a utility holding company with a centralized service company subsidiary, BHSC, we are subject to FERC’s authority under PUHCA 2005.

Power Generation Segment

Our Power Generation segment, which operates through Black Hills Electric Generation and its subsidiaries, acquires, develops and operates our non-regulated power plants. As of December 31, 2018, we held varying interests in independent power plants operating in Wyoming and Colorado with a total net ownership of approximately 283 MW.

We produce electric power from our generating plants and sell the electric capacity and energy, primarily to affiliates under a combination of mid- to long-term contracts, which mitigates the impact of a potential downturn in future power prices. We currently sell a substantial majority of our non-regulated generating capacity under contracts having terms greater than one year.

As of December 31, 2018, the power plant ownership interests held by our Power Generation segment include:

Power Plants	Fuel Type	Location	Ownership Interest	Owned Capacity (MW)	In Service Date
Wygen I	Coal	Gillette, Wyoming	76.5%	68.9	2003
Pueblo Airport Generation (a)	Gas	Pueblo, Colorado	50.1%	200.0	2012
Busch Ranch I	Wind	Pueblo, Colorado	50.0%	14.5	2012
				283.4
_________________________

(a)
Black Hills Colorado IPP owns and operates this facility. This facility provides capacity and energy to Colorado Electric under a 20-year PPA with Colorado Electric. This PPA is accounted for as a capital lease on the accompanying Consolidated Financial Statements.

Black Hills Wyoming - Wygen I. The Wygen I generation facility is a mine-mouth, coal-fired power plant with a total capacity of 90 MW located at our Gillette, Wyoming energy complex. We own 76.5% of the plant and MEAN owns the remaining 23.5%. We sell 60 MW of unit-contingent capacity and energy from this plant to Wyoming Electric under a PPA that expires on December 31, 2022. We sell excess power from our generating capacity into the wholesale power markets when it is available and economical to do so. The PPA includes an option for Wyoming Electric to purchase Black Hills Wyoming’s ownership interest in the Wygen I facility through 2019. See the purchased power discussion within the Electric Utilities segment above about Wyoming Electric’s 2018 integrated resource plan which included a recommendation to the WPSC to acquire Wygen I.

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

Black Hills Electric Generation (BHEG) - Busch Ranch I. On December 11, 2018, Black Hills Electric Generation purchased a 50% ownership interest in the 29 MW Busch Ranch I Wind Farm, previously owned by AltaGas. Black Hills Electric Generation will provide its share of energy from the wind farm to Colorado Electric through a new PPA which has the same terms as the PPA it replaces that Colorado Electric had with AltaGas, expiring in October 2037.

Third Party Noncontrolling Interest in Subsidiary

In 2016, Black Hills Electric Generation sold a 49.9%, noncontrolling interest in Black Hills Colorado IPP for $216 million to a third party buyer. Black Hills Electric Generation is the operator of the facility, which is contracted to provide capacity and energy through 2031 to Colorado Electric. Proceeds from the sale were used to pay down short-term debt and for other general corporate purposes. The operating results for Black Hills Colorado IPP remain consolidated with Black Hills Electric Generation, as Black Hills Colorado IPP has been determined to be a variable interest entity (VIE) in which the Company has a variable interest.

The following table summarizes MWh for our Power Generation segment:

Quantities Sold, Generated and Purchased (MWh) (a)	2018	2017	2016
Sold
Black Hills Colorado IPP (b)	1,000,577	943,618	1,223,949
Black Hills Wyoming (c)	582,938	645,810	644,564
Black Hills Electric Generation	5,873	—	—
Total Sold	1,589,388	1,589,428	1,868,513

Generated
Black Hills Colorado IPP (b)	1,000,577	943,618	1,223,949
Black Hills Wyoming (c)	501,945	577,124	543,546
Black Hills Electric Generation	5,873	—	—
Total Generated	1,508,395	1,520,742	1,767,495

Purchased
Black Hills Wyoming	83,213	69,377	85,993
Total Purchased	83,213	69,377	85,993
____________________

(a)	Company use and losses are not included in the quantities sold, generated and purchased.

(b)	The decrease in 2017 was driven by the joint dispatch agreement Colorado Electric joined in 2017. See details of this agreement above in the Electric Utilities segment.

(c)	The decrease in 2018 was driven by a planned outage at Wygen I.

Operating Agreements. Our Power Generation segment has the following material operating agreements:

•	Economy Energy PPA and other ancillary agreements

◦
Black Hills Wyoming has ancillary agreements with the City of Gillette, Wyoming to operate CTII, and provide use of shared facilities including a ground lease and dispatch generation services. In addition, the agreements include a 20-year economy energy PPA that contains a sharing arrangement in which the parties share the savings of wholesale power purchases made when market power prices are less than the cost of operating the generating unit.

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

•	Shared Services Agreements

◦	South Dakota Electric, Wyoming Electric and Black Hills Wyoming are parties to a shared facilities agreement, whereby each entity charges for the use of assets by the affiliate entity.

◦	Black Hills Colorado IPP and Colorado Electric are parties to a facility fee agreement, whereby Colorado Electric charges Black Hills Colorado IPP for the use of Colorado Electric’s assets.

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

◦
Black Hills Wyoming and MEAN are parties to a shared joint ownership agreement, whereby Black Hills Wyoming charges MEAN for administrative services, plant operations and maintenance on its share of the Wygen I generating facility over the life of the plant.

◦
Black Hills Electric Generation and Colorado Electric both own 50% of the Busch Ranch I Wind Farm. Black Hills Electric Generation purchased its 50% share in Busch Ranch I from AltaGas on December 11, 2018. See details of the PPA and ownership agreement discussed previously in the Electric Utilities segment.

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

The Energy Policy Act of 1992. The passage of the Energy Policy Act of 1992 encouraged independent power production by providing certain exemptions from regulation for EWGs. EWGs are exclusively in the business of owning or operating, or both owning and operating, eligible power facilities and selling electric energy at wholesale. EWGs are subject to FERC regulation, including rate regulation. We own three EWGs: Wygen I, 200 MW (two 100 MW combined-cycle gas-fired units) at the

Pueblo Airport Generating Station, and Black Hills Electric Generation’s interest in Busch Ranch I. Our EWGs were granted market-based rate authority, which allows FERC to waive certain accounting, record-keeping and reporting requirements imposed on public utilities with cost-based rates.

Mining Segment

Our Mining segment operates through our WRDC subsidiary. We surface mine, process and sell primarily low-sulfur sub-bituminous coal at our mine near Gillette, Wyoming. The WRDC coal mine, which we acquired in 1956 from Homestake Gold Mining Company, is located in the Powder River Basin. The Powder River Basin contains one of the largest coal reserves in the United States. We produced approximately 4.1 million tons of coal in 2018.

During our surface mining operations, we strip and store the topsoil. We then remove the overburden (earth and rock covering the coal) with heavy equipment. Removal of the overburden typically requires drilling and blasting. Once the coal is exposed, we drill, fracture and systematically remove it, using front-end loaders and conveyors to transport the coal to the mine-mouth generating facilities. We reclaim disturbed areas as part of our normal mining activities by back-filling the pit with overburden removed during the mining process. Once we have replaced the overburden and topsoil, we reestablish vegetation and plant life in accordance with our approved post-mining topography plan.

In a basin characterized by thick coal seams, our overburden ratio, a comparison of the cubic yards of dirt removed to a ton of coal uncovered, has in recent years trended upwards. The overburden ratio at December 31, 2018 was 2.20 which increased from the prior year as we continued mining in areas with higher overburden. We expect our stripping ratio to be approximately 2.26 by the end of 2019 as we mine in areas with comparable overburden.

Mining rights to the coal are based on four federal leases and one state lease. The federal leases expire between April 30, 2019 and September 30, 2025 and the state lease expires on August 1, 2023. The duration of the leases varies; however, the lease terms generally are extended to the exhaustion of economically recoverable reserves, as long as active mining continues. We pay federal and state royalties of 12.5% of the selling price of all coal. As of December 31, 2018, we estimated our recoverable coal reserves to be approximately 189 million tons, based on a life-of-mine engineering study utilizing currently available drilling data and geological information prepared by internal engineering studies. The recoverable coal reserve life is equal to approximately 46 years at the current production levels. Our recoverable coal reserve estimates are periodically updated to reflect past coal production and other geological and mining data. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. Our recoverable coal reserves include reserves that can be economically and legally extracted at the time of their determination. We use various assumptions in preparing our estimate of recoverable coal reserves. See Risk Factors under Mining for further details.

Substantially all of our coal production is currently sold under contracts to:

•	South Dakota Electric for use at the 90 MW Neil Simpson II plant to which we sell approximately 500,000 tons of coal each year. This contract is for the life of the plant;

•	Wyoming Electric for use at the 95 MW Wygen II plant to which we sell approximately 550,000 tons of coal each year. This contract is for the life of the plant;

•
The 362 MW Wyodak power plant owned 80% by PacifiCorp and 20% by South Dakota Electric. PacifiCorp is obligated to purchase a minimum of 1.5 million tons of coal each year of the contract term, subject to adjustments for planned outages. South Dakota Electric is also obligated to purchase a minimum of 0.375 million tons of coal per year for its 20% share of the power plant, subject to adjustments for planned outages. This contract expires December 31, 2022;

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

The current contract price ($19.08 per ton as of December 2018) is comprised of three components: 1) avoided transportation costs (approximately 20% of current price); 2) avoided costs of a coal unloading facility (approximately 30% of current price); and 3) a rolling 12-month average of the Coal Daily spot market price of 8,400 Btu Powder River Basin coal (approximately 50% of current price). With respect to the 2019 coal price re-opener, we expect the transportation and unloading costs to escalate slightly. The current trailing 12-month spot price of 8,400 Btu Powder River Basin coal, ending March 2019, is approximately one dollar less than the price used for the 2014 price re-opener.

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

Mine Reclamation. Reclamation is required during production and after mining has been completed. Under applicable law, we must submit applications to, and receive approval from, the WDEQ for any mining and reclamation plan that provides for orderly mining, reclamation and restoration of the WRDC mine. We have approved mining permits and are in compliance with other permitting programs administered by various regulatory agencies. The WRDC coal mine is permitted to operate under a five-year mining permit issued by the State of Wyoming. In 2016, that five-year permit was re-issued. Based on extensive reclamation studies, we have accrued approximately $16 million for reclamation costs as of December 31, 2018. Mining regulatory requirements continue to increase, which impose additional cost on the mining process.

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

Environmental Expenditure Estimates	Total (in thousands)
2019	$1,503
2020	1,088
2021	710
Total	$3,301

Methane Rules (Greenhouse Gas Emissions). The EPA and the State of Colorado have implemented strict regulatory requirements on hydrocarbon and methane emissions associated with natural gas gathering and transmission systems. The BLM repealed similar hydrocarbon and methane emissions reductions it previously established under the Methane Rule (Venting and Flaring rule). Presently, we have four facilities in our Colorado natural gas transmission operations affected by the hydrocarbon and methane reduction rules.

Our operations are currently in compliance with both EPA and State of Colorado rules. Future modifications to our gathering and transmissions systems are anticipated to trigger EPA methane rules. We plan to develop a corporate-wide methane control strategy to address GHG emissions from our natural gas operations as we anticipate this will be a requirement in future rule-making efforts.

Water Issues. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/ wastewater discharges and protection of surface waters from oil pollution. Generally, such regulations are promulgated under the Clean Water Act and govern overall water/wastewater discharges through EPA’s surface water discharge and storm water permits. All of our facilities that are required to have such permits have those permits in place and are in compliance with discharge limitations and plan implementation requirements. The EPA proposed effluent limitation guidelines and standards on June 7, 2013 and published the final rule on November 3, 2015. In 2017, the EPA postponed the implementation of the rule and set a timeline in 2018 to revise the rule. To date, the rule has not been sent for publication. This rule will have an impact on the Wyodak Plant. Until the EPA issues the rule for publication, we can not quantify what the potential impact may be on the Wyodak Plant. The terms of this new regulation may impact the next permit renewal, which will be in 2020.

Short-term Emission Limits. The EPA and State Air Quality Programs implemented short-term emission limits for coal and natural gas-fired generating units during normal and start-up operating scenarios for SO2, NOx and Opacity. The limits pertain to emissions during start-up periods and upset conditions such as mechanical malfunctions. State and federal regulatory agencies typically excuse short-term emissions exceedances if they are reported and corrected immediately or if it occurs during start-up.

We proactively manage this requirement through maintenance efforts and installing additional pollution control systems to control SO2 emission short-term excursions during start-up. These actions have nearly eliminated our short-term emission limit compliance risk while plant availability remained above 90% for all four of our coal-fired plants. To eliminate the remaining potential for exceedances, an innovative trip logic mechanism was implemented to shut the power plant down if a predicted emission limit is to be exceeded. Similar efforts have been taken and similar results achieved with our natural gas fired combustion turbine sites as well.

Regional Haze (Impacts to the Wyodak Power Plant). The EPA Regional Haze rule was promulgated to improve visibility in our National Parks and Wilderness Areas. The State of Wyoming proposed controls in its Regional Haze State Implementation Plan (SIP) which allowed PacifiCorp to install low-NOx burners in the Wyodak Plant, of which South Dakota Electric owns 20%. The EPA did not agree with the State of Wyoming’s determination and overruled it in a Federal Implementation Plan (FIP). The State of Wyoming and other interested parties are challenging the EPA’s determination. If the challenge is unsuccessful, additional capital investment would be necessary to bring the Wyodak Plant into compliance. Our 20% share of this capital investment for the facility would be approximately $40 million if PacifiCorp is required to install a Selective Catalytic Reactor for NOx control. The case is currently held in abeyance at the 10th circuit court while a settlement reached between one of the interested parties and the EPA is implemented.

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

Former Manufactured Gas Plants (FMGP). Federal and state laws authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment. Our Gas Utilities are managing FMGP sites in Iowa and Nebraska. We are currently in discussions with EPA, state regulators, and/or other third-parties to determine the ultimate resolution to these sites. As of December 31, 2018, we are working on the site in Council Bluffs, Iowa, and the site in McCook, Nebraska. We have been contacted by a third-party who indicated it intends to manage and pay for the clean-up at the McCook Nebraska site.

Affordable Clean Energy Rule. The EPA was directed to repeal, revise, and replace the Clean Power Plan rule. On August 31, 2018, the EPA published the proposed Affordable Clean Energy rule. This rule focuses on heat-rate improvements on coal-fired boiler units and poses significantly less risk than the Clean Power Plan. The 60-day comment period has ended and the EPA is reviewing comments prior to issuing a final rule.

OSM Coal Combustion Residual Rule (CCR). The EPA issued the CCR which is currently effective and establishes requirements to protect surface and groundwater from impacts of coal ash impoundments. WRDC is exempt from the EPA CCR because coal ash is used for backfill reclamation in the areas previously mined. The current administration has not pursued further modification of the CCR.

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

Other Properties

In addition to the facilities previously disclosed in Items 1 and 2, we own or lease several facilities throughout our service territories. Our owned facilities are as follows:

•	In Rapid City, South Dakota, we have a 220,000 square foot corporate headquarters building, Horizon Point, which was completed in the fourth quarter of 2017.

•	In Arkansas, Nebraska, Iowa, Colorado, Kansas and Wyoming we own various office, service center, storage, shop and warehouse space totaling over 805,000 square feet utilized by our Gas Utilities.

•
In South Dakota, Wyoming, Colorado and Montana we own various office, service center, storage, shop and warehouse space totaling approximately 240,000 square feet utilized by our Electric Utilities and Mining segments.

In addition to our owned properties, we lease 194,361 square feet of properties within our service areas.

Substantially all of the tangible utility properties of South Dakota Electric and Wyoming Electric are subject to liens securing first mortgage bonds issued by South Dakota Electric and Wyoming Electric, respectively.

Employees

At December 31, 2018, we had 2,863 full-time employees in continuing operations. Approximately 25% of our employees are represented by a collective bargaining agreement. We have not experienced any labor stoppages in recent years. At December 31, 2018, approximately 23% of our total employees and 18% of our Electric and Gas Utilities employees were eligible for regular or early retirement.

The following table sets forth the number of employees included in continuing operations:

Number of Employees
Corporate	499
Electric Utilities and Gas Utilities	2,301
Mining and Power Generation	63
Total	2,863

At December 31, 2018, certain employees of our Electric Utilities and Gas Utilities were covered by the following collective bargaining agreements:

Utility	Number of Employees	Union Affiliation	Expiration Date of Collective Bargaining Agreement
South Dakota Electric	128	IBEW Local 1250	March 31, 2022
Wyoming Electric	42	IBEW Local 111	June 30, 2019
Colorado Electric	103	IBEW Local 667	April 15, 2023
Iowa Gas	106	IBEW Local 204	July 31, 2020
Kansas Gas	19	Communications Workers of America, AFL-CIO Local 6407	December 31, 2019
Nebraska Gas	99	IBEW Local 244	March 13, 2022
Nebraska Gas (a)	146	CWA Local 7476	October 30, 2019
Wyoming Gas (a)	85	CWA Local 7476	October 30, 2019
Total	728
__________

(a)
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

Operating electric generating facilities, the coal mine and electric and natural gas transmission and distribution systems involves risks, including:

•
Disrupted transmission and distribution. We depend on transmission and distribution facilities, including those operated by unaffiliated parties, to deliver the electricity and gas that we sell to our retail and wholesale customers. If transmission is interrupted physically, mechanically, or with cyber means, our ability to sell or deliver product and satisfy our contractual obligations may be hindered;

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

•
Operating hazards such as leaks, mechanical problems and accidents, including explosions affecting our natural gas distribution system, which could impact public safety, reliability and customer confidence;

•	Operational limitations imposed by environmental and other regulatory requirements;

•	Breakdown or failure of equipment or processes, including those operated by PacifiCorp at the Wyodak Plant;

•	Labor relations. Approximately 25% of our employees are represented by a total of eight collective bargaining agreements;

•
Our ability to transition and replace our retirement-eligible utility employees. At December 31, 2018, approximately 18% of our Electric Utilities and Gas Utilities employees were eligible for regular or early retirement;

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

On December 22, 2017, the TCJA was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes a decrease in the U.S. federal corporate tax rate from 35% to 21%, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and modifies or repeals many business deductions and credits. The new tax law contains several provisions that impacted our 2017 and 2018 financial results.

The TCJA includes provisions limiting interest deductibility in certain circumstances. While we expect to maintain deductibility of interest expense, the lower tax rate reduces the tax benefits associated with interest deductibility on holding company debt that is not recovered in the regulatory construct.

If there are future changes and amendments to the TCJA, and if we are unable to obtain reasonable outcomes with our utility regulators in passing future benefits of the TCJA back to customers, or if our interpretations on the provisions of depreciation or interest deductibility in the TCJA change, our results of operations, financial position or cash flows could be materially impacted.

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

Our utility businesses are seasonal businesses and weather patterns can have a material impact on our operating performance. Demand for electricity is typically greater in the summer and winter months associated with cooling and heating, respectively. Demand for natural gas depends heavily upon winter-weather patterns throughout our service territory and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our utility operations have historically generated lower revenues and income when weather conditions are cooler than normal in the summer and warmer than normal in the winter. Demand for natural gas is also impacted by summer weather patterns that are cooler than normal and provide higher than normal precipitation; both of which can reduce natural gas demand for irrigation. Unusually mild summers and winters therefore could have an adverse effect on our results of operations, financial position or cash flows.

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

A portion of our net income is attributable to sales of wholesale and off-system electricity and natural gas. Energy prices are influenced by many factors outside our control, including, among other things, fuel prices, transmission constraints, supply and demand, weather, general economic conditions, and the rules, regulations and actions of system operators in those markets. As a result, wholesale power markets may be subject to significant, unpredictable price fluctuations over relatively short periods of time.

Our Mining operations require reliable supply of replacement parts, explosives, fuel, tires and steel-related products. If the cost of these increase significantly, or if sources of supplies and mining equipment become unavailable to meet our replacement demands, our productivity and profitability could be lower than our current expectations.

Our revenues, results of operations and financial condition are impacted by customer growth and usage in our service territories and may fluctuate with current economic conditions, emerging technologies or responses to price increases.

Our revenues, results of operations and financial condition are impacted by demand in our service territories. Customer growth and usage may be impacted by a number of factors, including the voluntary reduction of consumption of electricity and natural gas by our customers in response to increases in prices and demand-side management programs, economic conditions impacting decreases in customers’ disposable income and the use of distributed generation resources or other emerging technologies. Continued technological improvements may make customer and third-party distributed generation and energy storage systems, including fuel cells, micro-turbines, wind turbines, solar cells and batteries, more cost effective and feasible for our customers. If more customers utilize their own generation, demand for energy from us would decline. Such developments could affect the price of energy and delivery of energy, require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives.  Each of these factors could materially affect our results of operations, financial position or cash flows.

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

Compliance with pipeline safety and system integrity laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers through rates. Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers through rates and could result in a material impact on our results of operations, financial position or cash flows.

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

Terrorist acts or other similar events could harm our businesses by limiting their ability to generate, purchase or transmit power, deliver natural gas and by delaying their development and construction of new generating facilities and capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure our assets and could adversely affect our operations by contributing to disruption of supplies and markets for natural gas, oil and other fuels. They could also impair our ability to raise capital by contributing to financial instability and lower economic activity.

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

We use and operate sophisticated control, SCADA, and information technology systems and network infrastructure. In addition, in the ordinary course of business, we collect and retain sensitive information including personal information about our customers and employees. Cyber attacks targeting our electronic control systems used at our generating facilities and for electric and gas distribution systems, could result in a full or partial disruption of our electric and/or gas operations. Cyber attacks targeting other key information technology systems, including our third-party vendors’ information systems, could further add to a full or partial disruption of our operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

We have instituted security measures and safeguards to protect our operational systems and information technology assets, including certain safeguards required by FERC. The security measures and safeguards we have implemented may not always be effective due to the evolving nature and sophistication of cyber attacks. Despite our implementation of security measures and safeguards, all of our information technology systems are vulnerable to disability, failures or unauthorized access, including cyber attacks. If our information technology systems or our third-party vendors’ systems were to fail or be breached by a cyber attack or a computer virus and be unable to recover in a timely way, we would be unable to fulfill critical business functions and sensitive, confidential and other data could be compromised which could have a material adverse effect not only on our financial results, but on our public reputation as well.

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

Execution of our growth plan is dependent on successful ongoing and future development and expansion activities. We can provide no assurance that we will be able to complete development projects or expansion activities we undertake or continue to develop attractive opportunities for growth. Factors that could cause our development and expansion activities to be unsuccessful include:

•	Our inability to obtain required governmental permits;

•	Our inability to complete capital projects in a timely manner;

•	Our inability to secure just and reasonable utility rates through regulatory proceedings;

•	Our inability to obtain financing on acceptable terms, or at all;

•	The possibility that one or more credit rating agencies would downgrade our issuer credit rating to below investment grade, thus increasing our cost of doing business;

•	Our inability to attract and retain management or other key personnel;

•	Our inability to negotiate acceptable construction, fuel supply, power sales or other material agreements;

•	Reduced growth in the demand for utility services in the markets we serve;

•	Changes in federal, state, local or tribal laws and regulations, particularly those which would make it more difficult or costly to fully develop our coal reserves or our power generation capacity;

•	Fuel prices or fuel supply constraints;

•	Pipeline capacity and transmission constraints;

•	Competition within our industry and with producers of competing energy sources; and

•	Changes in tax rates and policies.

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

To some degree, each of our Electric and Gas Utilities are permitted to recover certain costs (such as increased fuel and purchased power costs) without having to file a rate review. To the extent we are able to pass through such costs to our customers, and a state public utility commission subsequently determines that such costs should not have been paid by the customers, we may be required to refund such costs. Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

If market or other conditions adversely affect operations or require us to make changes to our business strategy in any of our utility businesses, we may be forced to record a non-cash goodwill impairment charge. Any significant impairment of our goodwill related to these utilities would cause a decrease in our assets and a reduction in our net income and shareholders’ equity.

We had approximately $1.3 billion of goodwill on our consolidated balance sheets as of December 31, 2018. A substantial portion of the goodwill is related to the SourceGas Acquisition and the Aquila Transaction. If we make changes in our business strategy or if market or other conditions adversely affect operations in any of our businesses, we may be forced to record a non-cash impairment charge, which would reduce our reported assets, net income and shareholders’ equity. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including: future business operating performance, changes in economic conditions and interest rates, regulatory, industry or market conditions, changes in business operations, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of one or more business segments, which may result in an impairment charge.

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

Our issuer credit rating is Baa2 (Stable outlook) by Moody’s; BBB+ (Stable outlook) by S&P; and BBB+ (Stable outlook) by Fitch. Reduction of our credit ratings could impair our ability to refinance or repay our existing debt and to complete new financings on reasonable terms, or at all. A credit rating downgrade, particularly to a sub-investment grade, could also result in counterparties requiring us to post additional collateral under existing or new contracts or trades. In addition, a ratings downgrade would increase our interest expense under some of our existing debt obligations, including borrowings under our credit facilities.

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

We use natural gas derivative instruments for our hedging activities for our Gas and Electric Utilities’ operations. We may also use interest rate derivative instruments to minimize the impact of interest rate fluctuations. As a result of Dodd-Frank regulations promulgated by the CFTC, we may be required to post collateral for certain swap transactions we enter into. In addition, our exchange-traded futures contracts are subject to futures margin posting requirements, which could have a significant impact on our business by reducing our ability to execute derivative transactions to reduce commodity price uncertainty and to protect cash flows. Requirements to post collateral may cause significant liquidity issues by reducing our ability to use cash for investment or other corporate purposes, or may require us to increase our level of debt. In addition, a requirement for our counterparties to post collateral could result in additional costs being passed on to us, thereby decreasing our profitability.

Our hedging activities that are designed to protect against commodity price and financial market risks may cause fluctuations in reported financial results due to accounting requirements associated with such activities.

We use various financial contracts and derivatives, including futures, forwards, options and swaps to manage commodity price and financial market risks. The timing of the recognition of gains or losses on these economic hedges in accordance with GAAP does not always match up with the gains or losses on the commodities being hedged. The difference in accounting may result in volatility in reported results, even though the expected profit margin may be essentially unchanged from the dates the transactions were consummated.

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

Market performance or changes in other assumptions could require us to make significant unplanned contributions to our pension plans and other postretirement benefit plans. Increasing costs associated with our defined benefit retirement plans may adversely affect our results of operations, financial position or cash flows.

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

National and regional economic conditions may cause increased counterparty credit risk, late payments and uncollectible accounts, which could adversely affect our results of operations, financial position or cash flows.

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

Increasing costs associated with our healthcare plans and other benefits may adversely affect our results of operations, financial position or liquidity.

The costs of providing healthcare benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to healthcare plans for our employees and former employees, will continue to rise. Significant regulatory developments have, and likely will continue to, require changes to our current employee benefit plans and in our administrative and accounting processes, as well as changes to the cost of our plans, and the increasing costs and funding requirements associated with our healthcare plans may adversely affect our results of operations, financial position or cash flows.

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

ENVIRONMENTAL RISKS

Developments in federal and state laws concerning GHG regulations and air emissions relating to climate may adversely impact operations, financial results and materially increase our generation and production costs, which could render some of our generating units uneconomical to operate and maintain.

To the extent climate change occurs, our businesses could be adversely impacted. We believe it is likely that any such resulting impacts would occur very gradually over a very long period of time and thus would be difficult to quantify. Warmer temperatures in our natural gas service territories, or cooler temperatures in our electric service territories could adversely affect financial results through lower natural gas volumes delivered, lower MWh sold and associated lower revenues.

We own and operate regulated and non-regulated fossil-fuel generating plants in South Dakota, Wyoming and Colorado. Developments under federal and state laws and regulations governing air emissions from fossil-fuel generating plants may result in more stringent emission limitations, which could have a material impact on our costs of operations. Various pending or final state and EPA regulations that will impact our facilities are also discussed in Item 1 of this Annual Report on Form 10-K under the section “Environmental Matters”.

Due to uncertainty as to the final outcome of federal climate regulation, legal challenges, state CPP developments or regulatory changes under the Clean Air Act, we cannot definitively estimate the effect of GHG legislation or regulation on our results of operations, financial position or cash flows.

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

The business segments may not be successful in recovering capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and contracts with customers. More stringent environmental laws or regulations could result in additional costs of operation for existing facilities or impede the development of new facilities. Although it is not expected that the costs to comply with current environmental regulations will have a material adverse effect on the business segments’ financial position, results of operations or cash flows, future environmental compliance costs could have a significant negative impact.

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

Existing or proposed legislation focusing on emissions enacted by the United States or individual states could make coal a less attractive fuel alternative for our customers and could impose a tax or fee on the producer of the coal. If our customers decrease the volume of coal they purchase from us or switch to alternative fuels as a result of existing or future environmental regulations aimed at reducing emissions, our results of operations, financial position or cash flows could be adversely impacted.

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

Our common stock is traded on the New York Stock Exchange under the symbol BKH. As of December 31, 2018, we had 3,689 common shareholders of record and approximately 41,000 beneficial owners, representing all 50 states, the District of Columbia and 7 foreign countries.

We have paid a regular quarterly cash dividend each year since the incorporation of our predecessor company in 1941 and expect to continue paying a regular quarterly dividend for the foreseeable future. At its January 30, 2019 meeting, our Board of Directors declared a quarterly dividend of $0.505 per share, equivalent to an annual dividend of $2.02 per share. The 2019 equivalent rate of $2.02 per share would mark 2019 as the 49th consecutive annual dividend increase for the Company.

For additional discussion of our dividend policy and factors that may limit our ability to pay dividends, see “Liquidity and Capital Resources” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

UNREGISTERED SECURITIES ISSUED

There were no unregistered securities sold during 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no equity securities acquired for the twelve months ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

(Minor differences may result due to rounding)

Years Ended December 31,	2018		2017		2016		2015		2014
(dollars in thousands, except per share amounts)

Total Assets	$6,963,327		$6,658,902		$6,541,773		$4,626,643		$4,216,752

Property, Plant and Equipment
Total property, plant and equipment	$6,000,015		$5,567,518		$5,315,296		$3,849,309		$3,606,931
Accumulated depreciation and depletion	(1,145,136)		(1,026,088)		(929,119)		(794,695)		(714,762)
Total property, plant and equipment, net	$4,854,879		$4,541,430		$4,386,177		$3,054,614		$2,892,169

Capital Expenditures
Continuing Operations	$502,424		$337,689		$460,450		$289,896		$281,828
Discontinued Operations	2,402		23,222		6,669		168,925		109,439
Total Capital Expenditures	$504,826		$360,911		$467,119		$458,821		$391,267

Capitalization (excluding noncontrolling interests)
Current maturities of long-term debt	$5,743		$5,743		$5,743		$—		$275,000
Notes payable	185,620		211,300		96,600		76,800		75,000
Long-term debt, net of current maturities and deferred financing costs	2,950,835		3,109,400		3,211,189	(a)	1,853,682		1,255,953
Common stock equity (b)	2,181,588		1,708,974		1,614,639		1,465,867		1,353,884
Total capitalization	$5,323,786		$5,035,417		$4,928,171		$3,396,349		$2,959,837

Capitalization Ratios
Short-term debt, including current maturities	4%		4%		2%		2%		12%
Long-term debt, net of current maturities	55%		62%		65%	(a)	55%		42%
Common stock equity	41%		34%		33%		43%		46%
Total	100%		100%		100%		100%		100%

Total Operating Revenues	$1,754,268		$1,680,266		$1,538,916		$1,261,322		$1,338,456

Net Income Available for Common Stock (h)
Electric Utilities	$78,940		$110,082		$85,827		$77,579		$57,270
Gas Utilities	160,283	(g)	65,795		59,624		39,306		44,151
Power Generation	20,777	(c)	46,479	(c)	25,930	(c)	32,650		28,516
Mining	12,899		14,386		10,053		11,870		10,452
Corporate and intersegment eliminations	(7,570)		(42,609)	(d)	(44,302)	(d)	(19,857)	(d)	(7,927)
Income (loss) from continuing operations available for common stock	265,329		194,133		137,132		141,548		132,462
Income (loss) from discontinued operations, net of tax (b)	(6,887)		(17,099)		(64,162)		(173,659)		(1,573)
Net income (loss) available for common stock	$258,442		$177,034		$72,970		$(32,111)		$130,889

SELECTED FINANCIAL DATA continued

Years Ended December 31,	2018	2017	2016	2015	2014
(dollars in thousands, except per share amounts)

Dividends Paid on Common Stock	$106,591	$96,744	$87,570	$72,604	$69,636

Common Stock Data(e) (in thousands)
Shares outstanding, average basic	54,420	53,221	51,922	45,288	44,394
Shares outstanding, average diluted	55,486	55,120	53,271	45,288	44,598
Shares outstanding, end of year	60,004	53,541	53,382	51,192	44,672

Earnings (Loss) Per Share of Common Stock (in dollars)
Basic earnings (loss) per average share -
Continuing operations	$5.14	$3.92	$2.83	$3.12	$2.98
Discontinued operations (b)	(0.13)	(0.32)	(1.23)	(3.83)	(0.04)
Non-controlling interest	(0.26)	(0.27)	(0.19)	—	—
Total	$4.75	$3.33	$1.41	$(0.71)	$2.94
Diluted earnings (loss) per average share -
Continuing operations	$5.04	$3.78	$2.75	$3.12	$2.97
Discontinued operations (b)	(0.12)	(0.31)	(1.20)	(3.83)	(0.04)
Non-controlling interest	(0.26)	(0.26)	(0.18)	—	—
Total	$4.66	$3.21	$1.37	$(0.71)	$2.93

Dividends Declared per Share	$1.93	$1.81	$1.68	$1.62	$1.56

Book Value Per Share, End of Year	$36.36	$31.92	$30.25	$28.63	$30.31

Return on Average Equity (f)	13.6%	11.7%	8.9%	10.0%	10.0%

____________________________________

(a)	The increase in 2016 includes the debt associated with the SourceGas acquisition (see Note 6 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(b)
On November 1, 2017, we made the decision to divest our Oil and Gas assets. 2017 includes an after-tax fair value impairment on held-for-sale assets of $13 million. 2016 includes non-cash after-tax impairment charges to crude oil and natural gas properties of $67 million. 2015 includes non-cash after-tax ceiling test impairment charges to crude oil and natural gas properties of $158 million and a non-cash after-tax equity investment impairment charge of $2.9 million (see Note 21 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(c)
On April 14, 2016, Black Hills Electric Generation sold a 49.9% interest in Black Hills Colorado IPP. Net income available for common stock for 2018, 2017 and 2016 was reduced by $14 million, $14 million and $9.6 million, respectively, attributable to this noncontrolling interest.

(d)
2017, 2016 and 2015 include incremental SourceGas Acquisition costs, after-tax of $2.8 million, $30 million and $6.7 million, respectively. 2016 and 2015 also include after-tax internal labor costs attributable to the SourceGas Acquisition of $9.1 million and $3.0 million that otherwise would have been charged to other segments.

(e)
On November 1, 2018, we issued 6.3 million shares of common stock upon conversion of our Equity Units. In 2016, we issued 1.97 million shares at an average share price of $60.95 under our ATM equity offering program. In November 2015, we issued 6.3 million shares of common stock, par value $1.00 per share at a price of $40.25.

(f)	Calculated based on Net income (loss) from continuing operations available for common stock.

(g)
The increase in 2018 included a $73 million tax benefit resulting from legal entity restructuring. See Note 15 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

(h)
Net income (loss) from continuing operations for the year ended December 31, 2018 included approximately $4.0 million of income tax expense associated with changes in the prior estimated impact of tax reform on regulatory liabilities and deferred income taxes. The (expense) benefit impact to our operating segments and Corporate and Other for the year ended December. 31, 2018 was: Electric Utilities ($4.2) million; Gas Utilities $0.5 million; Power Generation ($0.7) million; Mining ($0.5) million; and Corporate and Other $0.9 million, respectively. Net Income from continuing operations for the year ended December 31, 2017 includes a net tax benefit of $7.6 million from the revaluation of deferred tax balances due to a decrease in the statutory Federal income tax rate resulting from the TCJA. The (expense) benefit impact to our operating segments and Corporate and Other for the year ended December 31, 2017 was: Electric Utilities $23 million; Gas Utilities ($6.8) million; Power Generation $24 million; Mining $2.7 million; and Corporate and Other ($35) million, respectively.

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
RISK

We are a customer-focused, growth-oriented electric and natural gas utility company with a mission of improving life with energy and a vision to be the energy partner of choice. The Company provides electricity and natural gas through its Electric Utilities and Gas Utilities to 1.27 million customers in 823 communities in eight states, including Arkansas, Colorado, Iowa, Kansas, Montana, Nebraska, South Dakota and Wyoming. The Company conducts its utility operations under the name Black Hills Energy predominantly in rural areas of the Rocky Mountains and Midwestern states. The Company’s Electric Utilities are supported by our Power Generation and Mining segments. The Power Generation segment produces electric power from its three generating plants and sells the electric capacity and energy principally to our Electric Utilities under long-term contracts. Our Mining segment produces coal at our mine near Gillette, Wyoming, and sells the coal primarily to fuel the on-site, mine-mouth power generation facilities.

The Company has provided energy and served customers for 135 years, since the 1883 gold rush days in Deadwood, South Dakota. Throughout our history, the common thread that unites the past to the present is our commitment to serve our customers and communities. Our strategic focus has not changed in over a century - serving customers with affordable, reliable and safe energy. Our strategy today continues that emphasis on serving customers, but with a renewed focus on better engaging with the people and communities we serve. Customer expectations are rapidly changing with the advancement of technology and customers are demanding simpler, faster and more convenient solutions to their energy needs. We are ready to serve as we have done for the past 135 years.

Our strategy consists of five primary areas that focus on improving the way we serve customers with safe, reliable and affordable energy while improving the lives of the customers and communities we serve. The strategy is to 1) modernize utility infrastructure 2) pursue operating efficiencies 3) transform the customer experience 4) add renewable generation to meet customer demand and 5) become the safest energy company in the utility industry. This strategic focus will present the company with significant investment opportunities over the next several years as we modernize our infrastructure systems and meet customer growth. It will also allow us to better understand our customer and community needs while providing more intuitive and cost-effective interactions.

Key Elements of our Business Strategy

Replace, modernize and operate utility infrastructure to meet our customer’s energy needs by providing safe and reliable energy. Our utilities own and operate large electric and natural gas infrastructure systems that span nearly 1,600 miles, reaching from Cody, Wyoming to Blytheville, Arkansas. Our Gas Utilities own and operate 45,000 miles of natural gas transmission and distribution pipelines and our Electric Utilities own and operate 939 MW of generation capacity and 8,800 miles of transmission and distribution lines. A key strategic focus is to modernize this utility infrastructure to meet customers and communities’ varied energy needs and to ensure the continued delivery of safe and reliable energy. In addition, we need to invest in the accessibility, capacity and integrity of our systems to meet customer growth. An overriding strategic focus in all that we do is to ensure the safe delivery of energy to our customers and communities, particularly in light of recent industry pipeline accidents.

A key component of our modernization effort is the development of programs by our Electric and Gas utilities to systematically and proactively replace aging infrastructure on a system-wide basis. To support its safety and reliability focus, our Gas Utilities have developed a programmatic approach to system-wide pipeline system replacement, particularly in high consequence areas. Under the programmatic approach, obsolete, at-risk and vintage materials will be replaced in a proactive and systematic time frame. To meet our electric customers’ continued expectations of high levels of reliability, our Electric Utilities are developing a distribution integrity program to ensure the timely repair and replacement of an aging infrastructure system.

We estimate our five-year capital investment to be approximately $2.5 billion, with most of that investment targeted toward replacing existing utility infrastructure and to meet customer growth. Our actual 2018 and estimated capital expenditures for next five years from 2019 through 2023 are as follows (in millions):

	Actual	Planned	Planned	Planned	Planned	Planned
Capital Expenditures By Segment	2018	2019	2020	2021	2022	2023
(in millions)
Electric Utilities	$153	$200	$213	$191	$160	$137
Gas Utilities	288	374	273	264	257	259
Power Generation (a)	38	72	9	8	10	4
Mining	19	8	7	11	10	7
Corporate and Other	12	16	22	8	6	7
Total	$510	$670	$524	$482	$443	$414

(a) 2018 includes the $7.6 million Busch Ranch 1 Wind Farm contract intangible asset. See Note 4, “Jointly Owned Facilities”, of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Maintain a safe and reliable gas distribution system.  We rigorously comply with all applicable federal, state and local regulations and strive to consistently meet industry best practice standards.  Preventing natural gas losses from our gas delivery systems is of the utmost importance to ensure public and employee safety and to protect the environment. We construct, maintain and update our gas delivery systems with state of the art materials and products and continuously monitor their integrity. System leaks are repaired as soon as possible while focusing on the safety of the public and our employees.  We have removed all cast and wrought iron from our natural gas transmission and distribution systems and continue to replace aging infrastructure through programs that prioritize safety and reliability for our customers. Many of our Gas Utilities are authorized to use system safety, integrity and replacement cost recovery mechanisms that provide for customer rate adjustments which reflect the cost incurred in repairing and replacing the gas delivery systems.

Efficiently plan, construct and operate rate base power generation facilities to serve our Electric Utilities. We believe that we best serve customers and communities with a vertically integrated business model for our Electric Utilities. This business model remains a core strength and strategy today as we invest in and operate efficient power generation resources to cost-effectively supply electricity to our customers. We strive to provide power at reasonable rates to our customers and earn competitive returns for our investors.

Our power production strategy focuses on low-cost construction and efficient operation of our generating facilities. Our low-power production costs result from a variety of factors including low fuel costs, efficiency in converting fuel into energy, low per unit operating and maintenance costs and high levels of power plant availability. For our coal-fired power plants, we leverage the mine-mouth location advantage to eliminate coal transportation costs that often represent the largest component of the delivered cost of coal for many other utilities. Additionally, we operate our plants with high levels of availability as compared to industry benchmarks.

We continue to believe that ownership of power generation facilities by our Electric Utilities best serves customers. Rate-based generation assets offer several advantages for customers and shareholders, including:

•
When generating assets are included in the utility rate base and reviewed and approved by government authorities, customer rates are more stable and predictable, and typically less expensive in the long run; especially when compared to power otherwise purchased from the open market through wholesale contracts that are periodically re-priced to reflect current and varying market conditions;

•	Regulators participate in a planning process where long-term investments are designed to match long-term energy demand;

•	The lower-risk profile of rate-based generation assets contributes to stronger credit ratings which, in turn, can benefit both customers and investors by lowering the cost of capital; and

•	Investors are provided a long-term, reasonable, stable return on their investment.

Proactively integrate alternative and renewable energy into our utility energy supply while mitigating customer rate impacts. Some of our customers, particularly our larger customers, are demanding more renewable and cleaner sources of energy to meet their sustainability goals. In addition, there is more interest from voters, regulators and legislators to increase the use of renewable and other alternative energy sources. To support this interest, we have filed for approval of new, voluntary renewable energy tariffs to serve commercial, industrial and government customer requests for renewable energy resources in South Dakota and Wyoming. These efforts may provide potential investment opportunities to incorporate more wind and solar generation into our generation fleet to meet customers’ requests or legislative requirements.

To date, many states have enacted, and others are considering, mandatory renewable energy standards, requiring utilities to meet certain thresholds of renewable energy generation. Some states have either enacted or are considering legislation setting GHG emissions reduction targets. Federal legislation for both renewable energy standards and GHG emission reductions has been considered and may be implemented in the future. Mandates for the use of renewable energy or the reduction of GHG emissions will likely provide investment opportunities for our Electric Utilities, Gas Utilities and Power Generation segment. These mandates will also likely increase prices for electricity and/or natural gas for our utility customers. As a regulated utility we are responsible for providing safe, reliable and affordable sources of energy to our customers. Accordingly, we employ a customer-focused strategy for complying with renewable energy standards and GHG emission regulations that balance our customers’ rate concerns with environmental considerations and administrative and legislative mandates. We attempt to strike this balance by prudently and proactively incorporating renewable energy into our resource supply, while seeking to minimize the magnitude and frequency of rate increases for our utility customers.

Build and maintain strong relationships with wholesale power customers of our utilities and our power generation business. We strive to build strong relationships with other utilities, municipalities and wholesale customers. We believe we will continue to be an important provider of electricity to wholesale utility customers, who will continue to need products such as capacity and energy to reliably serve their customers. By providing these products under long-term contracts, we help our customers meet their energy needs. We also earn more stable revenues and greater returns for shareholders over the long-term than we would by selling energy into more volatile energy spot markets. In addition, relationships that we have established with wholesale power customers have developed into other opportunities. MEAN, MDU and the City of Gillette, Wyoming were wholesale power customers that are now joint owners in two of our power plants, Wygen I and Wygen III, reducing risk and providing steady revenues.

Vertically integrate businesses that are supportive of our Electric and Gas utility businesses. While our primary focus is on growing our core utilities, we selectively invest in vertically integrated businesses that provide cost effective and efficient fuel and energy to our utilities. We currently own and operate a coal mine and power generation assets that are vertically integrated into and supportive of our Electric Utilities. These operations are located at our utility-generating complexes and are physically integrated into our Electric Utility operations.

Our surface coal mine is located immediately adjacent to our Gillette energy complex in northeastern Wyoming, where all five of our coal-fired power plants are located. We operate and own majority interests in four of the five power plants. We own 20% of the fifth power plant which is operated by the majority owner. The coal mine provides low-sulfur coal directly to these power plants via a conveyor belt system, minimizing coal transportation costs. On average, the coal can be delivered to the adjacent power plants at less than $1.00 per MMBtu, providing very cost competitive fuel to our power plants when compared to other coal-fired and gas-fired power plants. Nearly all of the mine’s coal production is sold to the five on-site, mine-mouth generation facilities under long-term supply contracts. Approximately one-half of our coal is sold under cost-plus contracts with affiliates. A small portion of the mine’s coal production is sold to off-site industrial customers and delivered by truck.

Our Power Generation segment has an experienced staff with significant expertise in planning, building and operating power plants. The power generation team has constructed 19 coal-fired, gas-fired and renewable generation projects since 1995 with aggregate project costs in excess of $2 billion. This group also provides shared services to our Electric Utilities’ generation facilities, resulting in efficient management of all of the company’s generation assets. In certain states, our Electric Utilities are required to competitively bid for generation resources needed to serve customers. Generally, our Power Generation segment submits bids in response to those competitive solicitations. Our Power Generation segment can often realize competitive advantages provided by prior construction expertise, fuel supply advantages and by co-locating new plants at existing sites, reducing infrastructure and operating costs. The Power Generation segment currently owns three power plants, which are contracted with our affiliate Electric Utilities under long-term power purchase agreements. In addition, Power Generation is currently building a 60 MW wind farm for Colorado Electric after winning a solicitation for renewable energy.

Expand utility operations through selective acquisitions of electric and gas utilities. The electric and natural gas utility industries have consolidated significantly over the past two decades and continue to consolidate. We have successfully acquired and integrated numerous utility systems since 2005, including two large, transformational acquisitions - the Aquila utility properties in 2008 and SourceGas in 2016. Through these acquisitions, we developed a scalable platform that simplifies the rapid integration of acquired utilities, providing significant benefits to both customers and shareholders. The company targets small to large utilities, including municipal and private utility systems, located primarily in geographies that are near to or contiguous with our existing utility service territories and provide long-term value for both customers and shareholders. In the near-term, we do not expect to pursue large utility acquisitions, particularly given the high valuation multiples realized in recent utility transactions. We will continue to pursue the purchase of small utility systems within or near our geographic footprint, which can be quickly and efficiently integrated into our existing utilities. As pipeline regulations continue to increase, we believe there will be more opportunities to purchase these smaller and more rural utility systems.

Grow our dividend. We are extremely proud of our track record for annual dividend increases for shareholders. In January 2019, we declared a dividend of $0.505 per share, equivalent to an annual dividend rate of $2.02 per share. This annual equivalent rate represents an increase of 5% over the total 2018 dividend of $1.93 per share and the 49th consecutive annual dividend increase. We intend to continue our record of annual dividend increases with a targeted dividend payout ratio of 50% to 60%. This target payout ratio provides the flexibility for greater increases to our dividend during periods of relatively slow earnings growth.

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

Prospective Information

We expect to generate long-term growth through the expansion of integrated utilities and supporting operations. Sustained growth requires continued capital deployment. Our integrated energy portfolio, focused primarily on regulated utilities provides growth opportunities, yet avoids concentrating business risk. We expect much of our growth in the next few years will come from capital deployment opportunities at our utilities and continued focus on improving efficiencies and reducing costs. Although dependent on market conditions, we are confident in our ability to obtain additional financing, as necessary, to continue our growth plans. We remain focused on prudently managing our operations and maintaining our overall liquidity to meet our operating, capital and financing needs, as well as executing our long-term strategic plan. Prospective information for our operating segments should be read in conjunction with our business strategy discussed above, and our 2018 company highlights discussed below.

Results of Operations

Executive Summary and Overview

	For the Years Ended December 31,
	2018	Variance	2017	Variance	2016
	(in thousands)
Revenue
Revenue	$1,893,743	$83,296	$1,810,447	$143,412	$1,667,035
Intercompany eliminations	(139,475)	(9,294)	(130,181)	(2,062)	(128,119)
	$1,754,268	$74,002	$1,680,266	$141,350	$1,538,916

Income from continuing operations available for common stock (a)
Electric Utilities (a)	$78,940	$(31,142)	$110,082	$24,255	$85,827
Gas Utilities (a) (b) (c)	160,283	94,488	65,795	6,171	59,624
Power Generation (a) (d)	20,777	(25,702)	46,479	20,549	25,930
Mining (a)	12,899	(1,487)	14,386	4,333	10,053
	272,899	36,157	236,742	55,308	181,434

Corporate and Other (a) (e) (f)	(7,570)	35,039	(42,609)	1,693	(44,302)

Income from continuing operations	265,329	71,196	194,133	57,001	137,132

(Loss) from discontinued operations, net of tax (g)	(6,887)	10,212	(17,099)	47,063	(64,162)
Net income (loss) available for common stock	$258,442	$81,408	$177,034	$104,064	$72,970
______________

(a)
Income (loss) from continuing operations for 2018 included approximately $4.0 million of income tax expense associated with changes in the prior estimated impact of tax reform on regulatory liabilities and deferred income taxes. Income from continuing operations for 2017 includes a net tax benefit of $7.6 million from the revaluation of deferred tax balances due to a decrease in the statutory Federal income tax rate resulting from the TCJA. See the table below for the impact to each segment for both years.

(b)
Income (loss) from continuing operations for 2018 included a $73 million tax benefit resulting from legal entity restructuring. See Note 15 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

(c)	Income from continuing operations for 2017 includes a $4.1 million tax benefit from a true-up to the filed 2016 SourceGas tax returns relating to the SourceGas Acquisition.

(d)
On April 14, 2016, BHEG sold a 49.9% interest in Black Hills Colorado IPP. Net income (loss) from continuing operations available for common stock for 2018, 2017 and 2016 was reduced by $14 million, $14 million and $9.6 million, respectively, attributable to this noncontrolling interest.

(e)
Income from continuing operations for 2017 and 2016 include incremental SourceGas Acquisition costs, after-tax of $2.8 million and $30 million, respectively and after-tax internal labor costs attributable to the SourceGas Acquisition of $0.5 million and $9.1 million, respectively, that otherwise would have been charged to other business segments.

(f)
Income from continuing operations for 2016 included tax benefits of approximately $4.4 million as a result of the re-measurement of the liability for uncertain tax positions predicated on an agreement reached with IRS Appeals in early 2016.

(g)
Loss from discontinued operations in 2017 and 2016 included non-cash after-tax impairments of crude oil and natural gas properties of $13 million and $67 million, respectively. See Note 21 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The following business group and segment information does not include intercompany eliminations and all amounts are presented on a pre-tax basis unless otherwise indicated. Per share information references diluted shares unless otherwise noted.

2018 Compared to 2017

Income from continuing operations available for common stock was $265 million, or $4.78 per diluted share in 2018 compared to $194 million, or $3.52 per diluted share in 2017. The variance to the prior year was primarily due to:

•
Gas Utilities’ earnings, excluding tax reform impacts, increased approximately $87 million primarily due to the recognition of a $73 million tax benefit resulting from legal entity restructuring (See Note 15 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information); earnings also benefited from colder winter weather and increased sales of natural gas, offset by an increase in operating expenses;

•	Earnings at our Mining segment, excluding tax reform impacts, increased $1.7 million primarily due to increased price per ton sold and lower operating expenses;

•
Electric Utilities’ earnings, excluding tax reform impacts, decreased by $3.5 million due primarily to a settlement agreement with the WPSC which decreased gross margins by $2.6 million; other variances to the prior year were due to higher operating expenses driven by facility costs, employee costs, contractor and consulting expenses, and vegetation management expenses, partially offset by higher rider revenues from recent transmission investments, higher power marketing and wholesale margins, and favorable weather;

•	Earnings at our Power Generation segment, excluding tax reform impacts, decreased $1.2 million primarily due to higher operating expenses;

•
Corporate and Other expenses, excluding tax reform impacts, increased by approximately $1.3 million primarily due to higher intercompany allocations of tax expense, partially offset by a decrease in acquisition and transition costs occurring in the prior year; and

•
In 2018, we recorded $4.0 million of income tax (expense) associated with changes in the prior estimated impact of tax reform on regulatory liabilities and deferred income taxes compared to a net tax benefit of approximately $7.6 million as a result of the revaluation of deferred tax balances due to the decrease in the statutory Federal income tax rate as a result of the TCJA. The impacts to our operating segments and Corporate and Other for 2018 and 2017 were (in millions):

Segment	2018	2017
Electric Utilities	$(4.2)	$23.4
Gas Utilities	0.5	(6.8)
Power Generation	(0.7)	23.8
Mining	(0.5)	2.7
Corporate and Other	0.9	(35.5)
Total tax (expense) benefit	$(4.0)	$7.6

Net income (loss) available for common stock was $258 million, or $4.66 per diluted share in 2018, compared to $177 million, or $3.21 per share in 2017. (Loss) from discontinued operations was $(6.9) million or $(0.12) per diluted share in 2018 compared to $(17) million or $(0.31) per diluted share in 2017. Discontinued operations in 2017 included an after-tax fair value impairment of assets of approximately $13 million.

2018 Overview of Business Segments and Corporate Activity

Electric Utilities

•
On December 17, 2018, South Dakota Electric and Wyoming Electric filed for approval with the SDPUC and WPSC, new voluntary renewable energy tariffs to serve customer requests for renewable energy resources. In addition, South Dakota Electric and Wyoming Electric filed a joint application with the WPSC for a CPCN to construct a $57 million, 40 MW wind generation project near Cheyenne, Wyoming.

•	On December 6, 2018, Wyoming Electric set a new all-time winter peak load of 238 MW, exceeding the previous winter peak of 230 MW set on December 7, 2016.

•
On November 30, 2018, Wyoming Electric submitted its 2018 integrated resource plan to the WPSC, which included the recommendation that Wyoming Electric acquire Wygen I. Review of Wyoming Electric’s integrated resource plan is subject to an open public process governed by the WPSC. The purchase of Wygen I would require approval of a CPCN by the WPSC and approval by FERC. The review process is expected to be completed by year-end 2019.

•
On October 31, 2018, Wyoming Electric received approval from the WPSC for a comprehensive, multi-year settlement regarding its PCA Application filed earlier in 2018. Wyoming Electric will provide a total of $7.0 million in customer credits through the PCA mechanism in 2018, 2019 and 2020 to resolve several years of disputed issues related to PCA dockets before the commission. The settlement also stipulates that the adjustment for the variable cost segment of the Wygen I Power Purchase Agreement with Wyoming Electric (an affiliate company) will escalate by 3% annually through 2022.

•	On October 3, 2018, Colorado Electric set a new all-time winter peak load of 313 MW, exceeding the previous winter peak of 310 MW set in February 2011.

•	Cooling degree days for the year ended December 31, 2018 were 29% higher than the 30-year average (normal) compared to 14% higher than normal in 2017.

Heating degree days for the year ended December 31, 2018 were 3% higher than normal compared to 11% lower than normal in 2017.

•	Wyoming Electric and Colorado Electric set new summer peak loads:

•	On July 10, 2018, Wyoming Electric set a new all-time peak load of 254 MW, exceeding the previous summer peak of 249 MW set in July 2017.

•	On June 27, 2018, Colorado Electric set a new all-time peak load of 413 MW, exceeding the previous summer peak of 412 MW set in July 2016.

•
On November 20, 2018, South Dakota Electric placed in service a 33-mile segment of a $70 million, 175-mile, 230-kV transmission line from Rapid City, South Dakota, to Stegall, Nebraska. The first 48-mile segment was placed in service on July 25, 2018. The remaining 94-mile segment is expected to be in service by the end of 2019.

•
On April 25, 2018, Colorado Electric received approval from the CPUC to contract with Black Hills Electric Generation for the 60 MW Busch Ranch II wind project. The project is currently under construction and is expected to be in service by the end of 2019. This renewable energy will enable Colorado Electric to comply with Colorado's Renewable Energy Standard.

Gas Utilities

•	Rate Review updates:

•
On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting approval to consolidate the base rate areas, tariffs, terms and conditions and adjustment clauses of its two legacy utilities. The rate review also requests $2.5 million in new revenue to recover costs and investments, in safety, reliability and system integrity. See Note 13 for additional details.

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

•
On July 16, 2018, the WPSC approved our Wyoming Gas (Northwest Wyoming) settlement and stipulation with the OCA. The settlement provides for $1.0 million of new revenue, a return on equity of 9.6%, and a capital structure of 54.0% equity and 46.0% debt. New rates, inclusive of customer benefits related to the TCJA, were effective September 1, 2018.

•
In Colorado, RMNG implemented new rates after approval of a settlement of a rate review filed in October 2017. The settlement included $1.1 million in annual revenue increases and an extension of SSIR to recover costs from 2018 through 2021. The annual increase is based on a return on equity of 9.9% and a capital structure of 46.63% equity and 53.37% debt. New rates are inclusive of customer benefits related to the TCJA.

•
On November 20, 2018, Wyoming Gas received approval from the WPSC for a CPCN to construct a new $54 million, 35-mile natural gas pipeline to enhance supply reliability and delivery capacity for approximately 57,000 customers in central Wyoming. The pipeline, known as the Natural Bridge Pipeline, is planned to be in service in late 2019.

•
Certain legal entity restructuring transactions occurred on March 31, 2018 and December 31, 2018 as part of the Company’s ongoing efforts to continue to integrate the legal entities that the Company has acquired in recent years. As a result of these transactions, additional deferred income tax assets of $73 million, related to goodwill that is amortizable for tax purposes, were recorded with a corresponding deferred tax benefit recorded on the Consolidated Statements of Income.

•	Heating degree days at the Gas Utilities for the year ended December 31, 2018 were 2% higher than the 30-year average (normal) compared to 10% lower than normal in 2017.

Power Generation

•	On December 11, 2018, Black Hills Electric Generation purchased a 50% ownership interest in the 29 MW Busch Ranch I Wind Farm, previously owned by AltaGas, for $16 million.

•
On April 25, 2018, Black Hills Electric Generation was selected to provide 60 MW of renewable energy to Colorado Electric from the Busch Ranch II wind project, which is expected to be in service by the end of 2019.

Corporate and Other

•
On November 1, 2018, we completed settlement of the stock purchase contracts that are components of the Equity Units issued in November 2015. Upon settlement of all outstanding stock purchase obligations, the Company received gross proceeds of $299 million in exchange for approximately 6.372 million shares of common stock. Proceeds were used to pay off $250 million of debt maturing in January 2019 and other short-term debt.

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

•
On July 30, 2018, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of$750 million and extending the term through July 30, 2023 with two one-year extension options (subject to consent from lenders). This facility is similar to the former Revolving Credit Facility, which includes an accordion feature that allows us, with the consent of the administrative agent, the issuing agents and the banks increasing or providing new commitments, to increase total commitments of the facility up to $1.0 billion.

•	On July 30, 2018, we amended and restated our unsecured term loan due August 2019. This amended and restated term loan, with $300 million outstanding at December 31, 2018, matures on July 30, 2020.

•	On July 19, 2018, Fitch affirmed South Dakota Electric’s credit rating at A.

Discontinued Operations

•
On November 1, 2017, the BHC board of directors approved a complete divestiture of our Oil and Gas segment. As of December 31, 2018, we have completed the divestiture of our oil and gas assets. See Note 21 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

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

•
Gas Utilities’ earnings, excluding tax reform impacts, increased approximately $13 million, with a full year of earnings from our acquired SourceGas utilities compared to approximately 10.5 months in 2016; and a $4.1 million tax benefit recognized in 2017;

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

2017 Overview of Business Segments and Corporate Activity

Electric Utilities

•
In our Electric Utilities service territories, winter weather was mostly comparable to the prior year and the summer was milder in 2017 compared to the prior year. Heating degree days in 2017 were 3% lower than normal compared to 11% lower than normal in 2016. Cooling degree days for the full year of 2017 were 29% higher than normal compared to 14% higher than normal in 2016.

•
On January 17, 2017, Colorado Electric received approval from the CPUC on a settlement agreement for its electric resource plan which provides for the addition of 60 MW of renewable energy to be in service by 2019. The resource plan was filed June 3, 2016, to meet requirements under the Colorado Renewable Energy Standard. In the second quarter of 2017, Colorado Electric issued a request for proposals to acquire renewable energy resources to comply with the Colorado Renewable Energy Standard and presented the results to the CPUC on February 9, 2018. See the Electric Utilities 2018 highlights above for the outcome of this proposal.

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

•
During the fourth quarter of 2017, Arkansas Gas, Wyoming Gas and RMNG all filed rate review applications with their respective state commissions. See the Gas Utilities 2018 highlights above for the outcomes of these rate reviews.

Corporate and Other

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

•
2017 credit rating updates: On December 12, 2017, Moody’s affirmed Black Hills’ credit rating at Baa2 with a Stable outlook. On October 4, 2017, Fitch affirmed Black Hills’ credit rating at BBB+ rating and maintained a Stable outlook, and on July 21, 2017, S&P affirmed Black Hills’ credit rating at BBB rating and maintained a Stable outlook.

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

Electric Utilities

Operating results for the years ended December 31 for the Electric Utilities were as follows (in thousands):

	2018	Variance	2017	Variance	2016

Revenue (a)	$711,451	$6,801	$704,650	$27,369	$677,281

Total fuel and purchased power	277,093	8,688	268,405	7,056	261,349

Gross margin (b) (c) (d)	434,358	(1,887)	436,245	20,313	415,932

Operations and maintenance	186,175	13,868	172,307	14,173	158,134
Depreciation and amortization	98,639	5,324	93,315	8,670	84,645
Total operating expenses	284,814	19,192	265,622	22,843	242,779

Operating income	149,544	(21,079)	170,623	(2,530)	173,153

Interest expense, net	(52,667)	(393)	(52,274)	(1,983)	(50,291)
Other income (expense), net	(1,235)	(2,965)	1,730	(1,463)	3,193
Income tax expense (a)	(16,702)	(6,705)	(9,997)	30,231	(40,228)

Net income (loss) available for common stock	$78,940	$(31,142)	$110,082	$24,255	$85,827
____________________

(a)
We estimated and recorded a reserve to revenue of approximately $22.3 million during year ended December 31, 2018 to reflect the lower federal income tax rate from the TCJA on our existing rate tariffs. This reduction to revenues is offset by lower tax expense and has no impact on overall results.

(b)	Non-GAAP measure.

(c)
The year ended December 31, 2018 includes Horizon Point shared facility revenues of approximately $11 million, which are allocated to all of our operating segments as facility expenses. This shared facility agreement has no impact on BHC’s consolidated operating results.

(d)	Gross margin was impacted for the year ended December 31, 2018 by ($4.3) million as a result of the Wyoming Electric PCA settlement.

	2018	2017	2016
Regulated power plant fleet availability:
Coal-fired plants (a) (b)	93.9%	88.9%	90.2%
Natural gas fired plants and Other plants	96.4%	96.1%	95.1%
Wind (c)	96.9%	93.3%	79.3%
Total availability	95.6%	93.6%	93.5%

Wind capacity factor	39.2%	36.7%	36.6%
____________________

(a)	2017 reflects planned outages at Neil Simpson II, Wyodak, and Wygen II.

(b)	2016 reflects a planned outage at Wygen III, an extended planned outage at Wyodak and an unplanned outage at Neil Simpson II.

(c)	2017 and 2016 were lower due to the addition of Peak View Wind Project with ownership transfer in November, 2016.

2018 Compared to 2017

Gross margin (a) decreased over the prior year as a result of:

(in millions)
TCJA revenue reserve	$(22.3)
Wyoming Electric PCA Stipulation	(2.6)
Other	(0.6)
Horizon Point shared facility revenue (b)	9.8
Rider recovery	5.1
Weather	3.6
Power Marketing, ancillary wheeling and Tech Services	3.5
Residential customer growth	1.6
Total increase (decrease) in Gross margin (a)	$(1.9)
____________________

(a)	Non-GAAP measure

(b)	Horizon Point shared facility revenue is offset by facility expenses at our operating segments and has no impact on consolidated results.

Operations and maintenance increased primarily due to higher facility costs of $4.5 million and higher employee costs of $3.6 million driven primarily by labor and benefits. Vegetation management expenses increased over the prior year by $2.9 million, contractor and consulting expenses increased by $1.2 million and property taxes increased by $1.0 million due to a higher asset base.

Depreciation and amortization increased primarily due to higher asset base driven by the prior year additions of Horizon Point and the Teckla-Lange transmission line as well as the current year completion of the first segment of the Rapid City-Stegall transmission line.

Interest expense, net was comparable to the same period in the prior year.

Other (expense) income, net decreased due to the presentation change of non-service pension costs to Other income (expense) in the current year, previously reported in Operations and maintenance, and higher prior year AFUDC associated with higher prior year capital spend.

Income tax benefit (expense): The effective tax rate increased in 2018 due to a prior year $23 million benefit resulting from revaluation of net deferred tax liabilities in accordance with ASC 740 and the enactment of the TCJA on December 22, 2017. In addition, current year expense increased due to $4.2 million of tax expense associated with changes in the prior estimated impact of tax reform on regulatory liabilities and deferred income taxes. This was partially offset by the reduction in the federal corporate income tax rate from 35% to 21% from the TCJA, effective January 1, 2018.

2017 Compared to 2016

Gross margin (a) increased over the prior year as a result of:

(in millions)
Peak View Wind Project return on investment	$7.8
Rider recovery	7.4
Other (b)	3.0
Commercial and industrial demand	2.1
Total increase in Gross margin (a)	$20.3
____________________

(a)	Non-GAAP measure

(b)	Includes approximately 1.5 months of Horizon Point shared facility revenue.

Operations and maintenance increased primarily due to $4.8 million of higher employee costs as a result of prior year integration activities and transition expenses charged to Corporate and Other, $2.6 million of higher generation outage expenses, $1.9 million of higher property taxes with an increased asset base, and $1.7 million of higher operating expenses from the Peak View Wind Project and the 40 MW gas turbine at the Pueblo Airport Generating Station. An additional $1.3 million of indirect corporate costs are included at the Electric Utilities; these costs were previously charged to our Oil and Gas segment, now reported as discontinued operations.

Depreciation and amortization increased primarily due to a higher asset base driven partially by the addition of the Peak View Wind Project and the 40 MW gas turbine at the Pueblo Airport Generating Station.

Interest expense, net increased primarily due to higher intercompany debt resulting from additional investments as compared to the prior year.

Other (expense) income, net decreased due to reduced AFUDC with lower capital spend.

Income tax benefit (expense): The effective tax rate was lower in 2017 primarily due to a $23 million benefit resulting from revaluation of net deferred tax liabilities in accordance with ASC 740 and the enactment of the TCJA on December 22, 2017. This benefit was primarily related to the revaluation of net operating losses and other tax basis items not included in the ratemaking construct. Production tax credits associated with the Peak View Wind Project increased by $4.0 million reflecting a full year of production tax credits compared to two months in 2016. The prior year included a $1.3 million benefit related to the flow-through treatment of a treasury grant related to the Busch Ranch I Wind Project.

Gas Utilities

Operating results for the years ended December 31 for the Gas Utilities were as follows (in thousands):

	2018	Variance	2017	Variance	2016
Revenue:
Natural gas - regulated (a)	$942,924	$77,093	$865,831	$96,749	$769,082
Other - non-regulated	82,383	584	81,799	12,538	69,261
Total revenue	1,025,307	77,677	947,630	109,287	838,343

Cost of natural gas sold:
Natural gas - regulated	442,530	61,271	381,259	65,641	315,618
Other - non-regulated	19,623	(8,721)	28,344	(8,203)	36,547
Total cost of natural gas sold	462,153	52,550	409,603	57,438	352,165

Gross margin (b):
Natural gas - regulated	500,394	15,822	484,572	31,108	453,464
Other - non-regulated	62,760	9,305	53,455	20,741	32,714
Total gross margin (b)	563,154	25,127	538,027	51,849	486,178

Operations and maintenance	291,481	22,291	269,190	23,364	245,826
Depreciation and amortization	86,434	2,702	83,732	5,397	78,335
Total operating expenses	377,915	24,993	352,922	28,761	324,161

Operating income	185,239	134	185,105	23,088	162,017

Interest expense, net	(80,180)	(1,605)	(78,575)	(3,562)	(75,013)
Other income (expense), net	(431)	398	(829)	(1,013)	184
Income tax expense (a)	55,655	95,454	(39,799)	(12,337)	(27,462)

Net income	160,283	94,381	65,902	6,176	59,726
Net income attributable to noncontrolling interest	—	107	(107)	(5)	(102)
Net income available for common stock	$160,283	$94,488	$65,795	$6,171	$59,624
____________________

(a)
We estimated and recorded a reserve to revenue of approximately $20.5 million during the year ended December 31, 2018 to reflect the lower federal income tax rate from the TCJA on our existing rate tariffs. This reduction to revenues is offset by lower tax expense and has no impact on overall results.

(b)	Non-GAAP measure.

2018 Compared to 2017

Gross margin (a) increased over the prior year as a result of:

(in millions)
Weather (b)	$13.8
New rates	10.7
Customer growth - distribution	5.2
Mark-to-market gains on non-utility natural gas commodity contracts	4.0
Transport and transmission	3.6
Natural gas volumes sold	3.2
Non-utility - Choice Gas, Tech Services and appliance repair	2.7
Other	2.4
TCJA revenue reserve	(20.5)
Total increase (decrease) in Gross margin (a)	$25.1
___________________

(a)	Non-GAAP measure

(b)	Heating degree days at the Gas Utilities for the year ended December 31, 2018 were 2% higher than the 30-year average (normal) compared to 10% lower than normal in 2017.

Operations and maintenance increased primarily due to higher employee costs of $11.8 million driven by labor, benefits and additional headcount. Outside services, consulting, and contractor expenses increased by $4.0 million due primarily to expenses related to jurisdictional simplification. In addition, facility costs increased by $4.7 million and bad debt expense increased by $2.1 million driven by the current year increase in revenues.

Depreciation and amortization increased primarily due to higher asset base driven by previous and current year capital expenditures.

Interest expense, net increased due to higher corporate allocations from financing activities.

Other (expense) income, net was comparable to the same period in the prior year.

Income tax: The effective tax rate decrease was due to legal restructuring to enable jurisdictional simplification that resulted in the recognition of a deferred tax benefit of approximately $73 million associated with amortizable goodwill for tax purposes. The current year rate also reflects the reduction in the federal corporate income tax rate from 35% to 21% from the TCJA, effective January 1, 2018. In the prior year there was additional tax expense of $6.8 million as a result of the TCJA enacted on December 22, 2017, partially offset by $4.1 million tax benefit recognized in the prior year from a true-up to the filed 2016 SourceGas tax returns related to the SourceGas acquisition.

2017 Compared to 2016

Gross margin (a) increased over the prior year as a result of:

(in millions)
12 months of SourceGas utilities’ margins in 2017 compared to 10.5 months in 2016	$51.0
Other	0.8
Total increase (decrease) in Gross margin (a)	$51.8
___________________

(a)	Non-GAAP measure

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

Power Generation

Our Power Generation segment operating results for the years ended December 31 were as follows (in thousands):

	2018	Variance	2017	Variance	2016

Revenue	$88,952	$(2,594)	$91,546	$415	$91,131

Operations and maintenance	33,727	1,345	32,382	(254)	32,636
Depreciation and amortization	6,913	920	5,993	1,889	4,104
Total operating expenses	40,640	2,265	38,375	1,635	36,740

Operating income	48,312	(4,859)	53,171	(1,220)	54,391

Interest expense, net	(4,995)	(2,159)	(2,836)	(1,061)	(1,775)
Other income (expense), net	(53)	1	(54)	(56)	2
Income tax benefit (expense)	(8,267)	(18,600)	10,333	27,462	(17,129)

Net income	34,997	(25,617)	60,614	25,125	35,489
Net income attributable to noncontrolling interest	(14,220)	(85)	(14,135)	(4,576)	(9,559)
Net income available for common stock	$20,777	$(25,702)	$46,479	20,549	$25,930

On April 14, 2016, Black Hills Electric Generation sold a 49.9%, noncontrolling interest in Black Hills Colorado IPP. Black Hills Electric Generation continues to be the majority owner and operator of the facility, which is contracted to provide capacity and energy through 2031 to Black Hills Colorado Electric. The net income allocable to the noncontrolling interest holders is based on ownership interests with the exception of certain agreed upon adjustments.

	2018	2017	2016
Contracted fleet plant availability:
Gas-fired plants	99.4%	99.2%	99.2%
Coal-fired plants (a)	85.8%	96.9%	95.5%
Total	95.9%	98.6%	98.3%
___________

(a)	Wygen I experienced a planned outage in 2018.

2018 Compared to 2017

Net income available for common stock for the Power Generation segment was $21 million for the year ended December 31, 2018, compared to Net income available for common stock of $46 million for the same period in 2017. Revenue decreased in the current year due to a decrease in MWh sold, primarily from a planned outage at Wygen I. Operating expenses increased due to higher maintenance expenses primarily related to outage costs at Wygen I and higher depreciation. Interest expense increased from the same period in the prior year due to higher interest rates. The variance in tax expense is primarily due to a prior year $24 million tax benefit recognized from the revaluation of deferred tax liabilities in accordance with the TCJA enacted on December 22, 2017 partially offset by the reduction in the federal corporate income tax rate from 35% to 21% from the TCJA, effective January 1, 2018.

2017 Compared to 2016

Net income available for common stock for the Power Generation segment was $46 million for the year ended December 31, 2017, compared to Net income available for common stock of $26 million for the same period in 2016. Revenue and operating expenses were comparable to the same period in the prior year and depreciation expense increased on non-leased assets. The variance to the prior year was primarily driven by a $24 million tax benefit recognized from the revaluation of deferred tax liabilities in accordance with the TCJA enacted on December 22, 2017.

Mining

Mining operating results for the years ended December 31 were as follows (in thousands):

	2018	Variance	2017	Variance	2016

Revenue	$68,033	$1,412	$66,621	$6,341	$60,280

Operations and maintenance	43,728	(1,154)	44,882	5,306	39,576
Depreciation, depletion and amortization	7,965	(274)	8,239	(1,107)	9,346
Total operating expenses	51,693	(1,428)	53,121	4,199	48,922

Operating income	16,340	2,840	13,500	2,142	11,358

Interest expense, net	(536)	(331)	(205)	172	(377)
Other income, net	164	(2,027)	2,191	(18)	2,209
Income tax benefit (expense)	(3,069)	(1,969)	(1,100)	2,037	(3,137)

Net income available for common stock	$12,899	$(1,487)	$14,386	$4,333	$10,053

The following table provides certain operating statistics for the Mining segment (in thousands):

	2018	2017	2016
Tons of coal sold	4,085	4,183	3,817
Cubic yards of overburden moved (a)	8,970	9,018	7,916
Coal reserves at year-end	189,164	194,909	199,905
____________

(a)	Increase in overburden in 2018 and 2017 compared to 2016 was due to relocating mining operations to areas of the mine with higher overburden.

2018 Compared to 2017

Net income available for common stock for the Mining segment was $13 million for the year ended December 31, 2018, compared to Net income available for common stock of $14 million for the same period in 2017. Revenue increased primarily due to a 1% increase in price per ton sold. Current year revenue is also reflective of lease and rental revenue, previously reported in Other income, net. During the current period, approximately 50% of the mine’s production was sold under contracts that include price adjustments based on actual mining costs, including income taxes.

Operating expenses decreased primarily due to lower major maintenance expenses and lower overburden removal. Other income, net decreased from the prior year due to the presentation change of lease and rental revenue to Revenue in the current year, previously reported in Other income, net. The variance in tax expense is primarily due to a prior year $2.7 million benefit resulting from revaluation of net deferred tax liabilities in accordance with the enactment of the TCJA on December 22, 2017, partially offset by the reduction in the federal corporate income tax rate from 35 percent to 21 percent from the TCJA, effective Jan. 1, 2018.

2017 Compared to 2016

Net income available for common stock for the Mining segment was $14 million for the year ended December 31, 2017, compared to Net income available for common stock of $10 million for the same period in 2016. The variance to the prior year was driven by an increase in revenue and lower tax expense, partially offset by higher operating expenses. Revenue increased due to a 10% increase in tons sold driven primarily by an 11-week outage at the Wyodak plant in 2016.

Operations and maintenance expenses increased due to higher equipment major maintenance, higher overburden moved and higher royalties and production taxes on increased revenues, partially offset by lower depreciation, depletion and amortization expense primarily due to lower plant in service and lower asset retirement obligation costs. The effective tax rate is lower in 2017 primarily due to a $2.7 million benefit resulting from revaluation of net deferred tax liabilities in accordance with the enactment of the TCJA on December 22, 2017.

Corporate and Other

Corporate and Other represents certain unallocated expenses for corporate and other administrative activities, interest and taxes that support our reportable operating segments. Below is a summary of operating expenses and tax (expenses) benefits included in Corporate and Other for the years ended December 31:

(in thousands)	2018	Variance	2017	Variance	2016

Operating (loss) (a)	$(2,398)	$3,265	$(5,663)	$59,075	$(64,738)

Other income (expense):
Interest (expense) income, net (a)	(1,597)	1,615	(3,212)	4,013	(7,225)
Other income (expense), net	375	1,305	(930)	264	(1,194)
Income tax benefit (expense)	(3,950)	28,854	(32,804)	(61,659)	28,855
Net income (loss) available for common stock	$(7,570)	$35,039	$(42,609)	$1,693	$(44,302)
____________

(a)	Includes certain general and administrative and interest expenses that are not reported as discontinued operations.

2018 Compared to 2017

Net loss available for common stock was $(7.6) million for the year ended December 31, 2018, compared to Net loss available for common stock of $(43) million for the same period in 2017. The variance from the prior year was driven primarily by a decrease in income tax expense, as well as lower operating and interest expenses. The variance from the prior year was due to:

•	Prior year tax expense of $35 million not attributable to our operating segments reflecting the revaluation of deferred tax balances as a result of the TCJA;

•	Higher current year state income tax expense of $4.6 million;

•	A decrease in corporate expenses from prior year acquisition costs; and

•
Lower interest costs due to interest expenses originally charged to our Oil and Gas Segment in 2017 which were not reclassified to discontinued operations in 2017, and were allocated to our operating segments in 2018.

2017 Compared to 2016

Net (loss) available for common stock was $(43) million for the year ended December 31, 2017, compared to net (loss) available for common stock of $(44) million for the same period in 2016. The variance from the prior year was due to:

•	Tax expense of $35 million not attributable to our operating segments reflecting the revaluation of deferred tax balances as a result of the TCJA;

•	A decrease in after-tax acquisition and transition expenses of approximately $36 million, driven by lower external acquisition costs and lower internal labor attributed to the SourceGas Acquisition;

•
As a result of the Oil and Gas segment being reported as discontinued operations in 2017, indirect operating costs that would have been charged to this segment were reallocated to other business segments in 2017. These same costs in 2016 are reported as Corporate and Other;

•	A decrease of approximately $4.4 million in tax benefits; and

•	A decrease in other corporate expenses.

Discontinued Operations

Oil and Gas operating results included in discontinued operations for the years ended December 31 were as follows (in thousands):

	2018	Variance	2017	Variance	2016

Revenue	$5,897	$(19,485)	$25,382	$(8,676)	$34,058

Operations and maintenance	11,014	(11,858)	22,872	(4,315)	27,187
Depreciation, depletion and amortization	1,300	(6,221)	7,521	(5,989)	13,510
Loss on sale of asset	3,259	3,259	—	—	—
Impairment of long-lived assets	—	(20,385)	20,385	(86,572)	106,957
Total operating expenses	15,573	(35,205)	50,778	(96,876)	147,654

Operating (loss)	(9,676)	15,720	(25,396)	88,200	(113,596)

Interest income (expense), net	(19)	(200)	181	(517)	698
Other income (expense), net	190	487	(297)	(407)	110
Income tax benefit (expense)	2,618	(5,795)	8,413	(40,213)	48,626

(Loss) from discontinued operations available for common stock	$(6,887)	$10,212	$(17,099)	$47,063	$(64,162)

2018 Compared to 2017

Net loss from discontinued operations was $(6.9) million for 2018, compared to Net loss from discontinued operations of $(17) million for the same period in 2017. The variance is driven by lower revenues due to property sales and higher losses on sales of operating assets, partially offset by lower oil and gas operating expenses and lower employee costs. Current year depreciation expense is representative of the amortization of the remaining book value of accounting software. Depreciation and depletion expense was recorded under full cost accounting, which ceased November 1, 2017 due to reclassification to assets held for sale. There were no impairments during 2018 compared to a $20 million non-cash fair value impairment of assets held for sale in 2017.

2017 Compared to 2016

Net loss from discontinued operations was $(17) million for 2017, compared to Net loss from discontinued operations of $(64) million for the same period in 2016. The variance is driven by decreased revenues primarily due to lower commodity prices and decreased production offset by lower operating expenses due to lower employee costs as a result of reduced staffing. Depreciation and depletion decreased due to the reduction of our full cost pool resulting from 2016 ceiling test impairments and no depletion recorded on assets held for sale beginning on November 1, 2017.

In 2017, we recorded a $20 million non-cash fair value impairment of assets held for sale compared to 2016 impairments that included a $14 million write-down of depreciable properties excluded from our full-cost pool and a ceiling test write-down of $93 million, offset by lower income tax benefit in 2017 compared to 2016. Interest expense decreased primarily due to lower capitalized interest expense in 2017 compared to 2016. Each period reflects a tax benefit. The effective tax rate for 2016 was impacted by a benefit of approximately $5.8 million from additional percentage depletion deductions being claimed with respect to a change in estimate for tax purposes. Such deductions are primarily the result of a change in the application of the maximum daily limitation of 1,000 Bbls of oil equivalent allowed under the Internal Revenue Code.

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

Regulation

Our utility operations are subject to regulation with respect to rates, service area, accounting, and various other matters by state and federal regulatory authorities. The accounting regulations provide that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effects in the manner of which independent third-party regulators establish rates. Regulatory assets generally represent incurred or accrued costs that have been deferred when future recovery from customers is probable. Regulatory liabilities generally represent amounts that are expected to be refunded to customers in future rates or amounts collected in current rates for future costs.

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

Goodwill

We perform a goodwill impairment test on an annual basis or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired.  Our annual goodwill impairment testing date is as of October 1, which aligns our testing date with our financial planning process.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units and determining the fair value of the reporting unit. We have determined that the reporting units for goodwill impairment testing are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. We estimate the fair value of our reporting units using a combination of an income approach, which estimates fair value based on discounted future cash flows, and a market approach, which estimates fair value based on market comparables within the utility and energy industries. These valuations require significant judgments, including, but not limited to: 1) estimates of future cash flows, based on our internal five-year business plans and adjusted as appropriate for our view of market participant assumptions, with long range cash flows estimated using a terminal value calculation, 2) estimates of long-term growth rates for our businesses, 3) the determination of an appropriate weighted-average cost of capital or discount rate, and 4) the utilization of market information such as recent sales transactions for comparable assets within the utility and energy industries. Varying by reporting unit, weighted average cost of capital in the range of 5% to 6% and long-term growth rate projections in the 1% to 2% range were utilized in the goodwill impairment test performed in the fourth quarter of 2018. Although 1% to 2% was used for a long-term growth rate projection, the short-term projected growth rate is higher with planned recovery of capital investments through rider mechanisms and rate reviews, as well as other improved efficiency and cost reduction initiatives. Under the market approach, we estimate fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, we add a reasonable control premium when calculating fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants.

The estimates and assumptions used in the impairment assessments are based on available market information, and we believe they are reasonable. However, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. For the years ended December 31, 2018, 2017, and 2016, there were no impairment losses recorded. At December 31, 2018, the fair value substantially exceeded the carrying value at all reporting units.

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

Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the discount rates, healthcare cost trend rates, expected return on plan assets, compensation increases, retirement rates and mortality rates. The determination of our obligation and expenses for pension and other postretirement benefits is dependent on the assumptions determined by management and used by actuaries in calculating the amounts. Although we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

The pension benefit cost for 2019 for our non-contributory funded pension plan is expected to be $2.1 million compared to $6.3 million in 2018. The decrease in pension benefit cost is driven primarily by an increase in the discount rate.

The effect of hypothetical changes to selected assumptions on the pension and other postretirement benefit plans would be as follows in thousands of dollars:

December 31,
Assumptions	Percentage Change	2018 Increase/(Decrease) PBO/APBO (a)	2019 Increase/(Decrease) Expense - Pretax

Pension
Discount rate (b)	+/- 0.5	(25,221)/27,665	(3,597)/3,906
Expected return on assets	+/- 0.5	N/A	(2,033)/2,035

OPEB
Discount rate (b)	+/- 0.5	(2,525)/2,743	89/(98)
Expected return on assets	+/- 0.5	N/A	(38)/38
__________________________

(a)	Projected benefit obligation (PBO) for the pension plan and accumulated postretirement benefit obligation (APBO) for OPEB plans.

(b)	Impact on service cost, interest cost and amortization of gains or losses.

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

The entities subject to regulatory construct have made their best estimate regarding the probability of settlements of net regulatory liabilities established pursuant to the TCJA. The amount of the settlements may change based on decisions and actions by the rate regulators, which could have a material impact on the Company’s future results of operations, financial position, or cash flows.

The Company has revalued the deferred income taxes at the 21% federal tax rate as of December 31, 2017 and as a result, deferred tax assets and liabilities were reduced by approximately $309 million. Of the $309 million, approximately $301 million is related to our regulated utilities and is reclassified to a regulatory liability. As of December 31, 2018 we have a regulatory liability associated with TCJA related items of $311 million, completing the revaluation of deferred taxes pursuant to the TCJA. A significant portion of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets.
As of December 31, 2018, the Company has amortized $2.1 million of regulatory liability associated with TCJA related items. The portion that was eligible for amortization under the average rate assumption method in 2018, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings.

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

Accounting for Oil and Gas Activities

We completed the divestiture of our Oil and Gas segment in 2018. For 2016, our Oil and Gas Activities were significant. Accounting for oil and gas activities in 2017 and 2016 was a significant accounting policy and included significant accounting estimates as disclosed below.

Impairment testing of assets held for sale

In 2017, we performed a fair value assessment of the assets and liabilities classified as held for sale. We evaluated our disposal groups classified as held for sale based on the lower of carrying value or fair value less cost to sell. For the assets that have not yet been sold, the estimated fair value of our oil and gas assets was determined using the market approach. The market approach was based on the fourth quarter 2017 sale of our Powder River Basin assets and other sale transactions of our other properties.

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

Full Cost Method of Accounting for Oil and Gas Activities

Prior to the November 1, 2017 decision to divest our oil and gas business, we accounted for oil and gas activities under the full cost method of accounting, whereby all productive and nonproductive costs related to acquisition, exploration, development, abandonment and reclamation activities were capitalized. Accounting for oil and gas activities is subject to industry-specific rules. These costs are amortized using a unit-of-production method based on volumes produced and proved reserves. Any conveyances of properties, including gains or losses on abandonments of properties, are generally treated as adjustments to the cost of the properties with no gain or loss recognized. Net capitalized costs are subject to a ceiling test that limits such costs to the aggregate of the present value of future net revenues of proved reserves and the lower of cost or fair value of unproved properties. This method values the reserves based upon SEC-defined prices for oil and gas as of the end of each reporting period adjusted for contracted price changes. The prices, as well as costs and development capital, are assumed to remain constant for the remaining life of the properties. If the net capitalized costs exceed the full-cost ceiling, then a permanent non-cash write-down is required to be charged to earnings in that reporting period. Under these SEC-defined product prices, our net capitalized costs were more than the full cost ceiling throughout 2016, which required an after-tax write-down of $58 million for the year ended December 31, 2016. Reserves in 2016 were determined consistent with SEC requirements using a 12-month average price calculated using the first-day-of-the-month price for each of the 12 months in the reporting period held constant for the life of the properties adjusted for contracted price changes.

Oil, Natural Gas, and Natural Gas Liquids Reserve Estimates

Estimates of our proved crude oil, natural gas and NGL reserves are based on the quantities of each that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Prior to November 1, 2017, an independent petroleum engineering company prepared reports that estimate our proved oil, natural gas and NGL reserves annually. The accuracy of any crude oil, natural gas and NGL reserve estimate is a function of the quality of available data, engineering judgment and geological interpretation. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and work-over costs, all of which may in fact vary considerably from actual results. In addition, as crude oil, natural gas and NGL prices and cost levels change from year to year, the estimate of proved reserves may also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

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

Liquidity and Capital Resources

OVERVIEW

Our company requires significant cash to support and grow our businesses. Our predominant source of cash is supplied by our operations and supplemented with corporate financings. This cash is used for, among other things, working capital, capital expenditures, dividends, pension funding, investments in or acquisitions of assets and businesses, payment of debt obligations and redemption of outstanding debt and equity securities when required or financially appropriate. As discussed in more detail below under income taxes, we experienced an increase in working capital requirements as a result of complying with the TCJA and the impact of providing TCJA benefits to customers.

The most significant uses of cash are for our capital expenditures, the purchase of natural gas for our Gas Utilities and our Power Generation segment, as well as the payment of dividends to our shareholders. We experience significant cash requirements during peak months of the winter heating season due to higher natural gas consumption and during periods of high natural gas prices, as well as during the summer construction season.

We believe that our cash on hand, operating cash flows, existing borrowing capacity and ability to complete new debt and equity financings, taken in their entirety, provide sufficient capital resources to fund our ongoing operating requirements, regulatory liabilities, debt maturities, anticipated dividends, and anticipated capital expenditures discussed in this section.

The following table provides an informational summary of our financial position as of December 31 (dollars in thousands):

Financial Position Summary	2018	2017
Cash and cash equivalents	$20,776	$15,420
Restricted cash and equivalents	$3,369	$2,820
Notes payable	$185,620	$211,300
Short-term debt, including current maturities of long-term debt	$5,743	$5,743
Long-term debt (a)	$2,950,835	$3,109,400
Stockholders’ equity	$2,181,588	$1,708,974

Ratios
Long-term debt ratio	57%	64%
Total debt ratio	59%	66%
______________

(a)	Carrying amount of long-term debt is net of deferred financing costs.

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

Our Utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions and the amounts owed by or to the counterparty. At December 31, 2018, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts.

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

Interest Rates

Several of our debt instruments have a variable interest rate component which can change significantly depending on the economic climate. We don’t have any interest rate swap agreements at December 31, 2018; 84% of our interest rate exposure has been mitigated through fixed interest rates.

Federal and State Regulations

Federal

We are structured as a utility holding company which owns several regulated utilities. Within this structure, we are subject to various regulations by our commissions that can influence our liquidity. As an example, the issuance of debt by our regulated subsidiaries and the use of our utility assets as collateral generally require prior approval of the state regulators in the state in which the utility assets are located. Furthermore, as a result of our holding company structure, our right as a common shareholder to receive assets of any of our direct or indirect subsidiaries upon a subsidiary's liquidation or reorganization is subordinate to the claims against the assets of such subsidiaries by their creditors. Therefore, our holding company debt obligations are effectively subordinated to all existing and future claims of the creditors of our subsidiaries, including trade creditors, debt holders, secured creditors, taxing authorities and guarantee holders.

Income Tax

The TCJA required revaluation of federal deferred tax assets and liabilities using the new lower corporate tax rate of 21%.
We have reached agreements with regulators in six states and are working with regulators in our seventh state, as well as FERC. Our working capital requirements increased as a result of complying with the TCJA and providing the benefits of the TCJA to customers, negatively impacted our cash flows by approximately $40 million to $45 million annually for the next several years. See Notes 1 and 13 for more information on regulatory matters and Note 15 for revaluations of deferred taxes under the TCJA.

Acceleration of depreciation for tax purposes, including 50% bonus depreciation, was previously available for certain property placed in service through September 27, 2017. The TCJA enacted 100% bonus depreciation generally to qualifying property acquired and placed in service after September 27, 2017 and before January 1, 2023. After 2022, bonus depreciation would reduce 20% per year for qualifying property placed in service through 2026. The provision expands the property that is eligible for this immediate expensing by repealing the requirement that the original use of the property begin with the taxpayer. Instead, the property is eligible for the additional depreciation if it is the taxpayer’s first use. Under the provision, qualified property eligible for bonus depreciation, including immediate expensing, does not include any property used by a regulated public utility company or any property used in a real property trade or business. These depreciation provisions resulted in cash tax benefits for BHC as indicated in the table below:

(in millions)	2018	2017	2016
Tax benefit	$—	$37	$81

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

See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

CASH GENERATION AND CASH REQUIREMENTS

Cash Generation

Our primary sources of cash are generated from operating activities, our five-year Revolving Credit Facility expiring in 2023, our CP Program and our ability to access the public and private capital markets through debt and equity securities offerings when necessary.

Cash Collateral

Under contractual agreements and exchange requirements, BHC or its subsidiaries have collateral requirements, which if triggered, require us to post cash collateral with the counterparty to meet these obligations.

We have posted the following amounts of cash collateral with counterparties at December 31 (in thousands):

Purpose of Cash Collateral	2018	2017
Natural Gas Futures and Basis Swaps Pursuant to Utility Commission Approved Hedging Programs	$7,266	$7,694
Natural Gas Over-the-Counter Swaps Pursuant to Master Agreements for Derivative Instruments	—	562
Total Cash Collateral	$7,266	$8,256

DEBT

Financing Transactions and Short-Term Liquidity

Our principal liquidity sources to meet day-to-day operating cash requirements are cash from operations, our CP Program and our corporate Revolving Credit Facility.

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
See Note 7 for more information.

We have a $750 million, unsecured CP Program that is backstopped by the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility and the CP Program, either individually or in the aggregate, cannot exceed $750 million.
See Note 7 for more information.

Our Revolving Credit Facility had the following borrowings, outstanding letters of credit, and available capacity (in millions):

		Current	Revolver Borrowings at	CP Program Borrowings at	Letters of Credit at	Available Capacity at
Credit Facility	Expiration	Capacity	December 31, 2018	December 31, 2018	December 31, 2018	December 31, 2018
Revolving Credit Facility	July 30, 2023	$750	$—	$186	$22	$542

The weighted average interest rate on CP Program borrowings at December 31, 2018 was 2.88%. Revolving Credit Facility and CP Program financing activity for the twelve months ended December 31, 2018 was:

(dollars in millions)
Maximum amount outstanding - commercial paper (based on daily outstanding balances)	$231
Maximum amount outstanding - revolving credit facility (based on daily outstanding balances)	$—
Average amount outstanding - commercial paper (based on daily outstanding balances) (a)	$120
Average amount outstanding - revolving credit facility (based on daily outstanding balances)	$—
Weighted average interest rates - commercial paper	1.97%
Weighted average interest rates - revolving credit facility	—%
____________________________

(a)
No commercial paper was issued from November 1, 2018 to December 11, 2018 due to excess cash on hand from the Equity Units settlement until we paid off the $250 million, 2.5% Senior unsecured notes due January 11, 2019.

The Revolving Credit Facility contains customary affirmative and negative covenants, such as limitations on certain liens, restrictions on certain transactions, and maintenance of a certain Consolidated Indebtedness to Capitalization Ratio. Under the Revolving Credit Facility, our Consolidated Indebtedness to Capitalization Ratio is calculated by dividing (i) Consolidated Indebtedness (which includes letters of credit and certain guarantees issued), by (ii) Capital, which is Consolidated Indebtedness plus Consolidated Net Worth (which excludes noncontrolling interests in subsidiaries). Subject to applicable cure periods, a violation of any of these covenants would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. We were in compliance with these covenants as of December 31, 2018.

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

Financing Activities

Financing activities in 2018 consisted of the following:

•	Short-term borrowings from our CP Program.

•	On December 12, 2018, we paid off the $250 million, 2.5% senior unsecured notes due January 11, 2019. Proceeds from the November 1, 2018 Equity Unit conversion were used to repay this obligation.

•
On November 1, 2018, we completed settlement of the stock purchase contracts that are components of the Equity Units issued November 23, 2015. Upon settlement of all outstanding stock purchase obligations, the Company received gross proceeds of approximately $299 million in exchange for approximately 6.372 million shares of common stock. See Note 12 for more information.

•
On August 17, 2018, we completed a public debt offering of $400 million principal amount, 4.350% senior unsecured notes due 2033. The proceeds were used to repay the $299 million principal amount of our RSNs due 2028 and pay down short-term debt. Through this offering, we successfully remarketed the $299 million principal amount of the existing subordinated notes, which were originally issued as a part of the Company's Equity Units on November 23, 2015. See Note 6 for more information.

•
On July 30, 2018, we amended and restated our unsecured term loan due August 2019. This amended and restated term loan, with $300 million outstanding at December 31, 2018, will now mature July 30, 2020 and has substantially similar terms and covenants as the amended and restated Revolving Credit Facility. See Note 6 for more information.

•	We did not issue any shares of common stock under our ATM equity offering program in 2018.

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

Future Financing Plans

We will evaluate refinancing options for our $200 million senior notes due July 15, 2020 and the $300 million Corporate term loan due July 30, 2020.

Cross-Default Provisions

Our $300 million and $13 million Corporate term loans contain cross-default provisions that could result in a default under such agreements if BHC or its material subsidiaries failed to make timely payments of debt obligations or triggered other default provisions under any debt agreement totaling, in the aggregate principal amount of $50 million or more that permits the acceleration of debt maturities or mandatory debt prepayment. Our Revolving Credit Facility contains the same provisions and a threshold principal amount is $50 million.

The Revolving Credit Facility prohibits us from paying cash dividends if we are in default or if paying dividends would cause us to be in default.

Equity

Based on our current disclosed capital spending forecast, we anticipate the need for issuing $25 million to $50 million of equity annually, in 2019 and 2020 under our ATM equity offering program. Aside from our ATM equity offering program, we do not anticipate any other need to further access the equity capital markets in the next three years.

Shelf Registration

We have an effective automatic shelf registration statement on file with the SEC under which we may issue, from time to time, senior debt securities, subordinated debt securities, common stock, preferred stock, warrants and other securities. Although the shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, certain covenants in our financing arrangements and restrictions imposed by federal and state regulatory authorities. We renewed our shelf registration on August 4, 2017. Our articles of incorporation authorize the issuance of 100 million shares of common stock and 25 million shares of preferred stock. As of December 31, 2018, we had approximately 60 million shares of common stock outstanding and no shares of preferred stock outstanding.

Common Stock Dividends

Future cash dividends, if any, will be dependent on our results of operations, financial position, cash flows, reinvestment opportunities and other factors, and will be evaluated and approved by our Board of Directors.

On January 30, 2019, our Board of Directors declared a quarterly dividend of $0.505 per share or an annualized equivalent dividend rate of $2.02 per share. The table below provides our historical three-year dividend payout ratio and dividends paid per share:

	2018	2017	2016
Dividend Payout Ratio	40%	50%	65%
Dividends Per Share	$1.93	$1.81	$1.68

Our three-year compound annualized dividend growth rate was 6.0% and all dividends were paid out of available operating cash flows.

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
As a result of our holding company structure, our right as a common shareholder to receive assets from any of our direct or indirect subsidiaries upon a subsidiary’s liquidation or reorganization is junior to the claims against the assets of such subsidiaries by their creditors. Therefore, our holding company debt obligations are effectively subordinated to all existing and future claims of the creditors of our subsidiaries, including trade creditors, debt holders, secured creditors, taxing authorities and guarantee holders. See additional information in Note 6 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Our credit facilities and other debt obligations contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be deemed to have occurred if we did not comply with certain financial or other covenants. See additional information in Note 7 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Covenants within Wyoming Electric's financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of December 31, 2018, we were in compliance with these covenants.

Utility Money Pool

As a utility holding company, we are required to establish a cash management program to address lending and borrowing activities between our utilities and the Company. We have established utility money pool agreements which address these requirements. These agreements are on file with the FERC and appropriate state regulators. Under the utility money pool agreements, our utilities may at their option, borrow and extend short-term loans to our other utilities via a utility money pool at market-based rates (3.056% and 1.962% at December 31, 2018 and 2017, respectively). While the utility money pool may borrow funds from the Company (as ultimate parent company), the money pool arrangement does not allow loans from our utility subsidiaries to the Company (as ultimate parent company) or to non-regulated affiliates.

At December 31, money pool balances included (in thousands):

	Borrowings From Money Pool Outstanding
Subsidiary	2018	2017
Black Hills Utility Holdings	$48,056	$35,693
South Dakota Electric	38,690	13,397
Wyoming Electric	24,704	15,290
Total Money Pool borrowings from Parent	$111,450	$64,380

CASH FLOW ACTIVITIES

The following table summarizes our cash flows (in thousands):

	2018	2017	2016
Cash provided by (used in)
Operating activities	$488,811	$428,261	$320,479
Investing activities	$(465,849)	$(317,118)	$(1,588,165)
Financing activities	$(17,057)	$(108,695)	$840,998

2018 Compared to 2017

Operating Activities:

Net cash provided by operating activities was $61 million higher than in 2017. The variance to the prior year was primarily attributable to:

•
Cash earnings (income from continuing operations plus non-cash adjustments) were $7 million lower than prior year driven primarily by impacts of customer refunds related to the TCJA tax decrease which lowered current year revenue;

•	Net inflow from operating assets and liabilities was $62 million higher than prior year, primarily attributable to:

•
Cash inflows increased by approximately $34 million as a result of changes in accounts payable and accrued liabilities, driven by the impact of energy commodity prices on our accounts payable, partially offset by the expiration of accrued contract payables related to Equity Units;

•	Cash outflows increased by approximately $43 million compared to the prior year as a result of higher accounts receivable driven by higher revenues, energy delivered and energy commodity prices; and

•
Cash inflows increased by approximately $72 million primarily as a result of changes in our current regulatory assets driven by lower fuel cost adjustments and the impact of lower commodity price on our regulatory assets and from an increase in current regulatory liabilities driven by cash collections of income taxes from customer bills in excess of current tax rates subsequent to the TCJA that will be refunded in the future;

•	Cash outflows decreased by approximately $15 million due to additional pension contributions made in the prior year;

•
Cash inflows increased approximately $15 million for other operating activities compared to the prior year primarily due to the long-term expiration of accrued contract payables related to Equity Units; and

•	Cash outflows increased approximately $25 million due to operating activities of discontinued operations.

Investing Activities:

Net cash used in investing activities was $466 million in 2018, compared to net cash used in investing activities of $317 million in 2017 for a variance of $149 million. This variance was primarily due to:

•
Capital expenditures of approximately $458 million in 2018 compared to $326 million in 2017. The $132 million increase from the prior year was due to higher capital expenditures at our Electric and Gas Utilities which included additional transmission investments, and higher programmatic integrity capital at our Gas Utilities. Capital expenditures increased at our Power Generation segment due to the Busch Ranch I purchase, and from investments made to Wygen I. Capital investments also increased at our Mining segment as they purchased a new mining shovel in 2018.

•	A $24 million investment partially offset by a $13 million increase in net cash provided by investing activities from discontinued operations.

Financing Activities:

Net cash used in financing activities was $17 million in 2018, a decrease of $92 million from 2017 primarily due to the following:

•
Payments of long-term debt increased by $749 million due to current year payments on the $300 million term loan refinanced in July 2018, the retirement of $299 million of RSNs in August 2018 and the retirement of $250 million Senior unsecured notes in December 2018, compared to $100 million of principal payments made on term loans in the prior year;

•	Long-term borrowings increased by $700 million due to the issuance of $400 million senior secured notes in August 2018 and the refinancing of our $300 million unsecured term loan in July 2018;

•	Gross proceeds of approximately $299 million received in exchange for approximately 6.372 million shares of common stock from the Equity Unit conversion;

•	Net short-term debt payments increased by $140 million as a result of using proceeds from the Equity Unit conversion to pay down short-term debt;

•	Cash dividends on common stock of $107 million were paid in 2018 compared to $97 million paid in 2017;

•	Cash outflows for other financing activities increased by approximately $4.3 million driven primarily by higher financing costs incurred in the July 30, 2018 and August 17, 2018 debt transactions.

2017 Compared to 2016

Operating Activities:

Net cash provided by operating activities was $108 million higher than in 2016. The variance to the prior year was primarily attributable to:

•	Cash earnings (income from continuing operations plus non-cash adjustments) were $68 million higher than prior year;

•	Net outflow from operating assets and liabilities was $16 million lower than prior year, primarily attributable to:

•	Cash outflows decreased by approximately $4.8 million as a result of changes in accounts payable and accrued liabilities driven by changes in working capital requirements;

•	Cash outflows decreased by approximately $20 million compared to the prior year as a result of lower accounts receivable due to warmer weather partially offset by higher natural gas inventory; and

•
Cash outflows increased by approximately $9.5 million primarily as a result of changes in our current regulatory assets and liabilities driven by differences in fuel cost adjustments and commodity price impacts compared to the same period in the prior year;

•	Cash outflows decreased by approximately $29 million as a result of interest rate swap settlements;

•	Cash outflows increased by approximately $14 million due to additional pension contributions made in 2017;

•	Cash outflows increased approximately $7.8 million for other operating activities compared to the prior year; and

•	Cash inflows decreased approximately $17 million due to operating activities of discontinued operations.

Investing Activities:

Net cash used in investing activities was $317 million in 2017, compared to net cash used in investing activities of $1.6 billion in 2016 for a variance of $1.3 billion. This variance was primarily due to:

•
In 2016 cash outflows included approximately $1.1 billion for the acquisition of SourceGas, net of $760 million long-term debt assumed (see Note 2 in Item 8 of Part II of this Annual Report on Form 10-K);

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

•	Proceeds of $216 million from the sale of a 49.9% noncontrolling interest of Black Hills Colorado IPP that took place in 2016 (see Note 12 in Item 8 of Part II of this Annual Report on Form 10-K);

•	Proceeds from common stock issuances decreased by $117 million primarily from issuing common stock under our ATM equity offering program in 2016;

•	Net short-term borrowings increased by $95 million primarily due to CP borrowings used to pay down long-term debt;

•	Cash dividends on common stock of $97 million were paid in 2017 compared to $88 million paid in 2016;

•	In 2017, distributions to noncontrolling interests increased by $8.8 million compared to 2016; and

•
Cash outflows for other financing activities decreased by approximately $16 million driven primarily by higher financing costs from the 2016 debt offerings and refinancings compared to a payment of $5.6 million for a redeemable noncontrolling interest in March 2017.

CAPITAL EXPENDITURES

Capital expenditures are a substantial portion of our cash requirements each year and we continue to forecast a robust capital expenditure program during the next four years. See Key Elements of our Business Strategy above in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for forecasted capital expenditure requirements.

Historically, a significant portion of our capital expenditures relate primarily to assets that may be included in utility rate base, and if considered prudent by regulators, can be recovered from our utility customers. Those capital expenditures also earn a rate of return authorized by the commissions in the jurisdictions in which we operate and are subject to rate agreements. During 2018, our Electric Utilities’ capital expenditures included improvements to generating stations, transmission and distribution lines. Capital expenditures associated with our Gas Utilities are primarily to improve or expand the existing gas distribution network. In 2018, we also added renewable generation at our Power Generation segment, and upgraded equipment at our Mining segment. We believe that cash generated from operations, borrowings on our CP Program and Revolving Credit Facility, and equity issuances under our ATM equity offering program, if necessary, will be adequate to fund ongoing capital expenditures.

Historical Capital Requirements

Our primary capital requirements for the three years ended December 31 were as follows (in thousands):

	2018	2017	2016
Property additions: (a)
Electric Utilities	$152,524	$138,060	$258,739
Gas Utilities	288,438	184,389	173,930
Power Generation	30,945	1,864	4,719
Mining	18,794	6,708	5,709
Corporate and Other	11,723	6,668	17,353
Capital expenditures before discontinued operations	502,424	337,689	460,450
Discontinued operations	2,402	23,222	6,669
Total capital expenditures	504,826	360,911	467,119
Common stock dividends	106,591	96,744	87,570
Maturities/redemptions of long-term debt	854,743	105,743	1,164,308
Total capital requirements	$1,466,160	$563,398	$1,718,997
____________________________

(a)	Includes accruals for property, plant and equipment.

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

The following table represents the credit ratings, outlook and risk profile of BHC at December 31, 2018:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable
__________

(a)	On August 9, 2018, S&P upgraded to BBB+ rating and revised the outlook to Stable.

(b)	On December 12, 2018, Moody's affirmed Baa2 rating and maintained a Stable outlook.

(c)	On October 11, 2018, Fitch affirmed BBB+ rating and maintained a Stable outlook.

Certain of our fees and our interest rates under various bank credit agreements are based on our credit ratings at all three rating agencies.  If all of our ratings are at the same level, or two of our ratings are the same level and one differs, these fees and interest rates will be based on the ratings that are at the same level.  If all of our ratings are at different levels, these fees and interest rates will be based on the middle level.  Currently, our Fitch and S&P ratings are at the same level, and our Moody’s rating is one level below.  Therefore, if Fitch or S&P downgraded our senior unsecured debt, we will be required to pay higher fees and interest rates under these bank credit agreements.

The following table represents the credit ratings of South Dakota Electric at December 31, 2018:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On August 9, 2018, S&P upgraded to A rating.

(b)	On December 12, 2018, Moody’s affirmed A1 rating.

(c)	On October 11, 2018, Fitch affirmed A rating.

We do not have any trigger events (i.e., an acceleration of repayment of outstanding indebtedness, an increase in interest costs, or the posting of additional cash collateral) tied to our stock price and have not executed any transactions that require us to issue equity based on our credit ratings or other trigger events.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Contractual Obligations

In addition to our capital expenditure programs, we have contractual obligations and other commitments that will need to be funded in the future. The following information summarizes our cash obligations and commercial commitments at December 31, 2018. Actual future obligations may differ materially from these estimated amounts (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(a)(b)	$2,982,776	$5,743	$514,178	$525,000	$1,937,855
Unconditional purchase obligations(c)	737,507	151,110	259,073	178,961	148,363
Operating lease obligations(d)	4,076	1,052	808	440	1,776
Other long-term obligations(e)	56,800	—	—	—	56,800
Employee benefit plans(f)	138,510	18,144	56,684	38,315	25,367
Liability for unrecognized tax benefits in accordance with accounting guidance for uncertain tax positions	3,583	—	—	—	3,583
CP Program	185,620	185,620	—	—	—
Total contractual cash obligations(g)	$4,108,872	$361,669	$830,743	$742,716	$2,173,744
__________

(a)	Long-term debt amounts do not include discounts or premiums on debt.

(b)
The following amounts are estimated for interest payments over the next five years which are not included within the long-term debt balances presented: $130 million in 2019, $126 million in 2020, $108 million in 2021, $108 million in 2022 and $102 million in 2023. Estimated interest payments on variable rate debt are calculated by utilizing the applicable rates as of December 31, 2018.

(c)
Unconditional purchase obligations include the energy and capacity costs associated with our PPAs, capacity and certain transmission, gas transportation and storage agreements. The energy charges under the PPAs are variable costs, which for purposes of estimating our future obligations, were based on costs incurred during 2018 and price assumptions using existing prices at December 31, 2018. Our transmission obligations are based on filed tariffs as of December 31, 2018.

(d)	Includes operating leases associated with several office buildings, warehouses and call centers, equipment and vehicles.

(e)
Includes estimated asset retirement obligations associated with our Electric Utilities, Gas Utilities and Mining segments as discussed in Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(f)
Represents both estimated employer contributions to Defined Benefit Pension Plan and payments to employees for the Non-Pension Defined Benefit Postretirement Healthcare Plans and the Supplemental Non-Qualified Defined Benefit Plans through the year 2028.

(g)
Amounts in the table exclude: (1) any obligation that may arise from our derivatives, including commodity related contracts that have a negative fair value at December 31, 2018. These amounts have been excluded as it is impractical to reasonably estimate the final amount and/or timing of any associated payments; and (2) a portion of our gas purchases are hedged. These hedges are in place to reduce our customers' underlying exposure to commodity price fluctuations. The impact of these hedges is not included in the above table.

Our Gas Utility segment has commitments to purchase physical quantities of natural gas under contracts indexed to various forward natural gas price curves. In addition, a portion of our gas purchases are purchased under evergreen contracts and therefore, for purposes of this disclosure, are carried out for 60 days. As of December 31, 2018, we are committed to purchase 10.2 million MMBtu, 3.7 million MMBtu, 3.7 million MMBtu, 1.8 million MMBtu and 0.0 million MMBtu in each of the years from 2019 to 2023, respectively.

Off-Balance Sheet Commitments

Guarantees

We have entered into various off-balance sheet commitments in the form of guarantees and letters of credit. We provide various guarantees supporting certain of our subsidiaries under specified agreements or transactions. At December 31, 2018, we had outstanding guarantees as indicated in the table below. For more information on these guarantees, see Note 20 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

We had the following guarantees in place (in thousands):

	Outstanding at	Year
Nature of Guarantee	December 31, 2018	Expiring
Indemnification for subsidiary reclamation/surety bonds (a)	$54,683	Ongoing
Contract performance guarantee (b)	39,807	December 2019
	$94,490
_______________________

(a)
We have guarantees in place for reclamation and surety bonds for our subsidiaries. The guarantees were entered into in the normal course of business. To the extent liabilities are incurred as a result of activities covered by the surety bonds, such liabilities are included in our Consolidated Balance Sheets.

(b)
BHC has guaranteed the full and complete payment and performance on behalf of Black Hills Electric Generation for construction of the Busch Ranch II Wind Farm. The guarantee terminates when BHC or Black Hills Electric Generation has paid for and performed all guaranteed obligations. The guarantee decreases as progress payments are made.

Letters of Credit

Letters of credit reduce the borrowing capacity available on our corporate Revolving Credit Facility. We had $22 million in letters of credit issued under our Revolving Credit Facility at December 31, 2018.

Market Risk Disclosures

Our activities in the regulated and non-regulated energy sectors expose us to a number of risks in the normal operations of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and credit risk. To manage and mitigate these identified risks, we have adopted the Black Hills Corporation Risk Policies and Procedures.

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed to the following market risks, including, but not limited to:

•
Commodity price risk associated with our retail natural gas marketing activities and our fuel procurement for several of our gas-fired generation assets, which include market fluctuations due to unpredictable factors such as weather, market speculation, pipeline constraints, and other factors that may impact natural gas supply and demand;

•	Interest rate risk associated with our variable debt as described in Notes 6 and 7 of our Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our exposure to these market risks is also affected by other factors including the size, duration and composition of our energy portfolio, the absolute and relative levels of interest rates and commodity prices, the volatility of these prices and rates and the liquidity of the related interest rate and commodity markets.

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

Electric and Gas Utilities

We produce, purchase and distribute power in four states, and purchase and distribute natural gas in six states. Our utilities have ECA or GCA provisions that allow them to pass the prudently-incurred cost of gas through to the customer. To the extent that gas prices are higher or lower than amounts in our current billing rates, adjustments are made on a periodic basis to “true-up” billed amounts to match the actual natural gas cost we incurred. In Colorado, Montana, South Dakota and Wyoming, we have a mechanism for our regulated electric utilities that serves a purpose similar to the GCAs for our regulated gas utilities. To the extent that our fuel and purchased power costs are higher or lower than the energy cost built into our tariffs, the difference (or a portion thereof) is passed through to the customer. These adjustments are subject to periodic prudence reviews by the state utility commissions. See additional information in Note 9 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

The fair value of our Electric and Gas Utilities derivative contracts at December 31 is summarized below (in thousands):

	2018	2017
Net derivative (liabilities) assets	$(2,214)	$(6,644)
Cash collateral	7,266	8,256
	$5,052	$1,612

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

Financing Activities

Historically, we have engaged in activities to manage risks associated with changes in interest rates. We utilized pay-fixed interest rate swap agreements to reduce exposure to interest rate fluctuations associated with floating rate debt obligations and anticipated debt refinancings. At December 31, 2018, we had no interest rate swaps in place.

Further details of past swap agreements are set forth in Note 9 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt obligations, including current maturities (dollars in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt
Fixed rate(a)	$5,743	$205,743	$1,435	$—	$525,000	$1,925,000	$2,662,921
Average interest rate	2.32%	5.78%	2.32%	—%	4.25%	3.53%	4.5%

Variable rate	$—	$300,000	$7,000	$—	$—	$12,855	$319,855
Average interest rate (b)	—%	3.16%	1.73%	—%	—%	1.77%	3.07%

Total long-term debt	$5,743	$505,743	$8,435	$—	$525,000	$1,937,855	$2,982,776
Average interest rate (b)	2.32%	4.22%	1.83%	—%	4.25%	3.52%	4.34%
_________________________

(a)	Excludes unamortized premium or discount.

(b)	Interest rates as of December 31, 2018.

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

Our credit exposure at December 31, 2018 was concentrated primarily among retail utility customers, investment grade companies, municipal cooperatives and federal agencies.

New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2018 or pending adoption.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of Black Hills Corporation’s financial statements, has issued an attestation report on the effectiveness of Black Hills Corporation's internal control over financial reporting as of December 31, 2018. Deloitte & Touche LLP's report on Black Hills Corporation's internal control over financial reporting is included herein.

Black Hills Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

February 19, 2019

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company, and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 19, 2019

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Year ended	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands, except per share amounts)

Revenue	$1,754,268	$1,680,266	$1,538,916

Operating expenses:
Fuel, purchased power and cost of natural gas sold	625,610	563,288	499,132
Operations and maintenance	481,706	454,605	426,603
Depreciation, depletion and amortization	196,328	188,246	175,533
Taxes - property and production	51,746	51,578	46,160
Other operating expenses	1,841	5,813	55,307
Total operating expenses	1,357,231	1,263,530	1,202,735

Operating income	397,037	416,736	336,181

Other income (expense):
Interest charges -
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(143,720)	(140,533)	(139,091)
Allowance for funds used during construction - borrowed	2,104	2,415	2,981
Interest income	1,641	1,016	1,429
Allowance for funds used during construction - equity	619	2,321	3,270
Other income (expense), net	(1,799)	(213)	1,124
Total other income (expense)	(141,155)	(134,994)	(130,287)
Income before income taxes	255,882	281,742	205,894
Income tax benefit (expense)	23,667	(73,367)	(59,101)
Income from continuing operations	279,549	208,375	146,793
Net (loss) from discontinued operations	(6,887)	(17,099)	(64,162)
Net income	272,662	191,276	82,631
Net income attributable to noncontrolling interest	(14,220)	(14,242)	(9,661)
Net income available for common stock	$258,442	$177,034	$72,970

Amounts attributable to common shareholders:
Net income from continuing operations	$265,329	$194,133	$137,132
Net (loss) from discontinued operations	(6,887)	(17,099)	(64,162)
Net income (loss) available for common stock	$258,442	$177,034	$72,970

Earnings (loss) per share of common stock, Basic -
Earnings from continuing operations	$4.88	$3.65	$2.64
(Loss) from discontinued operations	(0.13)	(0.32)	(1.23)
Total earnings per share of common stock, Basic	$4.75	$3.33	$1.41

Earnings (loss) per share of common stock, Diluted -
Earnings from continuing operations	$4.78	$3.52	$2.57
(Loss) from discontinued operations	(0.12)	(0.31)	(1.20)
Total earnings per share of common stock, Diluted	$4.66	$3.21	$1.37

Weighted average common shares outstanding:
Basic	54,420	53,221	51,922
Diluted	55,486	55,120	53,271

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Net income	$272,662	$191,276	$82,631

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $(660), $1,030 and $757, respectively)	2,155	(1,890)	(1,738)
Benefit plan liability adjustments - prior service (costs) (net of tax of $0, $0 and $107, respectively)	—	—	(247)
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(586), $(585) and $(600), respectively)	1,901	1,072	1,378
Reclassification adjustment of benefit plan liability - prior service cost (net of tax of $43, $69 and $67, respectively)	(135)	(128)	(154)
Derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) on interest rate swaps (net of tax of $0, $0 and $10,920, respectively)	—	—	(20,302)
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(599), $(1,029) and $(1,365), respectively)	2,252	1,912	2,534
Net unrealized gains (losses) on commodity derivatives (net of tax of $(228), $(135) and $212, respectively)	755	231	(361)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(31), $154 and $4,067, respectively)	99	(516)	(6,938)
Other comprehensive income (loss), net of tax	7,027	681	(25,828)

Comprehensive income	279,689	191,957	56,803
Less: comprehensive income attributable to non-controlling interest	(14,220)	(14,242)	(9,661)
Comprehensive income available for common stock	$265,469	$177,715	$47,142

See Note 16 for additional disclosures related to Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,776	$15,420
Restricted cash and equivalents	3,369	2,820
Accounts receivable, net	269,153	248,330
Materials, supplies and fuel	117,299	113,283
Derivative assets, current	1,500	304
Income tax receivable, net	12,978	—
Regulatory assets, current	48,776	81,016
Other current assets	29,982	25,367
Current assets held for sale	—	84,242
Total current assets	503,833	570,782

Investments	41,013	13,090

Property, plant and equipment	6,000,015	5,567,518
Less accumulated depreciation and depletion	(1,145,136)	(1,026,088)
Total property, plant and equipment, net	4,854,879	4,541,430

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	14,337	7,559
Regulatory assets, non-current	235,459	216,438
Other assets, non-current	14,352	10,149
Total other assets, non-current	1,563,602	1,533,600
TOTAL ASSETS	$6,963,327	$6,658,902

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	As of
	December 31, 2018	December 31, 2017
	(in thousands, except share amounts)

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210,609	$160,887
Accrued liabilities	215,501	219,462
Derivative liabilities, current	947	2,081
Accrued income tax, net	—	1,022
Regulatory liabilities, current	29,810	6,832
Notes payable	185,620	211,300
Current maturities of long-term debt	5,743	5,743
Current liabilities held for sale	—	41,774
Total current liabilities	648,230	649,101

Long-term debt, net of current maturities	2,950,835	3,109,400

Deferred credits and other liabilities:
Deferred income tax liabilities, net	311,331	336,520
Regulatory liabilities, non-current	510,984	478,294
Benefit plan liabilities	145,147	159,646
Other deferred credits and other liabilities	109,377	105,735
Total deferred credits and other liabilities	1,076,839	1,080,195

Commitments and contingencies (See Notes 6, 7, 8, 9, 14, 18, 19, and 20)

Equity:
Stockholders’ equity -
Common stock $1 par value; 100,000,000 shares authorized; issued: 60,048,567 and 53,579,986, respectively	60,049	53,580
Additional paid-in capital	1,450,569	1,150,285
Retained earnings	700,396	548,617
Treasury stock at cost - 44,253 and 39,064, respectively	(2,510)	(2,306)
Accumulated other comprehensive income (loss)	(26,916)	(41,202)
Total stockholders’ equity	2,181,588	1,708,974
Noncontrolling interest	105,835	111,232
Total equity	2,287,423	1,820,206

TOTAL LIABILITIES AND TOTAL EQUITY	$6,963,327	$6,658,902

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Operating activities:
Net income	$272,662	$191,276	$82,631
Loss from discontinued operations, net of tax	6,887	17,099	64,162
Income (loss) from continuing operations	279,549	208,375	146,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	196,328	188,246	175,533
Deferred financing cost amortization	7,845	8,261	6,180
Stock compensation	12,390	7,626	10,885
Deferred income taxes	(24,239)	80,992	82,704
Employee benefit plans	14,068	10,141	14,291
Other adjustments, net	5,836	(4,773)	(5,519)
Change in certain operating assets and liabilities:
Materials, supplies and fuel	(2,919)	(10,089)	1,211
Accounts receivable and other current assets	(45,966)	4,534	(27,172)
Accounts payable and other current liabilities	5,305	(28,222)	(33,023)
Regulatory assets	33,608	(15,407)	3,614
Regulatory liabilities	18,533	(4,536)	(14,082)
Contributions to defined benefit pension plans	(12,700)	(27,700)	(14,200)
Interest rate swap settlement	—	—	(28,820)
Other operating activities, net	6,689	(8,418)	(660)
Net cash provided by operating activities of continuing operations	494,327	409,030	317,735
Net cash provided by (used in) operating activities of discontinued operations	(5,516)	19,231	2,744
Net cash provided by operating activities	488,811	428,261	320,479

Investing activities:
Property, plant and equipment additions	(457,524)	(326,010)	(454,952)
Acquisition of net assets, net of long-term debt assumed	—	—	(1,124,238)
Purchase of investment	(24,429)	—	—
Other investing activities	(4,281)	1,011	(562)
Net cash (used in) investing activities of continuing operations	(486,234)	(324,999)	(1,579,752)
Net cash provided by (used in) investing activities of discontinued operations	20,385	7,881	(8,413)
Net cash (used in) investing activities	(465,849)	(317,118)	(1,588,165)

Financing activities:
Dividends paid on common stock	(106,591)	(96,744)	(87,570)
Common stock issued	300,834	4,408	121,619
Net increase (decrease) in commercial paper and short-term borrowings	(25,680)	114,700	19,800
Long-term debt - issuance	700,000	—	1,767,608
Long-term debt - repayments	(854,743)	(105,743)	(1,164,308)
Sale of noncontrolling interest	—	—	216,370
Distributions to noncontrolling interests	(19,617)	(18,397)	(9,561)
Other financing activities	(11,260)	(6,919)	(22,960)
Net cash provided by (used in) financing activities	(17,057)	(108,695)	840,998

Net change in cash, restricted cash and cash equivalents	5,905	2,448	(426,688)

Cash, restricted cash and cash equivalents beginning of year	18,240	15,792	442,480
Cash, restricted cash and cash equivalents end of year	$24,145	$18,240	$15,792
See Note 17 for supplemental disclosure of cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
Balance at December 31, 2015	51,231,861	$51,232	39,720	$(1,888)	$953,044	$472,534	$(9,055)	$—	$1,465,867
Net income (loss) available for common stock	—	—	—	—	—	72,970	—	9,661	82,631
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(25,828)	—	(25,828)
Dividends on common stock	—	—	—	—	—	(87,570)	—	—	(87,570)
Share-based compensation	145,634	146	(16,165)	668	4,665	—	—	—	5,479
Issuance of common stock	1,968,738	1,969	—	—	118,021	—	—	—	119,990
Issuance costs	—	—	—	—	(1,566)	—	—	—	(1,566)
Dividend reinvestment and stock purchase plan	51,234	50	—	—	2,933	—	—	—	2,983
Other stock transactions	—	—	(8,297)	429	47	—	—	—	476
Sale of noncontrolling interest	—	—	—	—	61,838	—	—	115,395	177,233
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(9,561)	(9,561)
Balance at December 31, 2016	53,397,467	$53,397	15,258	$(791)	$1,138,982	$457,934	$(34,883)	$115,495	$1,730,134
Net income (loss) available for common stock	—	—	—	—	—	177,034	—	14,242	191,276
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	681	—	681
Reclassification of certain tax effects from AOCI	—	—	—	—	—	7,000	(7,000)	—	—
Dividends on common stock	—	—	—	—	—	(96,744)	—	—	(96,744)
Share-based compensation	134,266	134	23,806	(1,515)	8,948	—	—	—	7,567
Tax effect of share-based compensation	—	—	—	—	533	3,184	—	—	3,717
Issuance costs	—	—	—	—	(189)	—	—	—	(189)
Dividend reinvestment and stock purchase plan	48,253	49	—	—	3,107	—	—	—	3,156
Redemption of and distributions to noncontrolling interest	—	—	—	—	(1,096)	209	—	(18,505)	(19,392)
Balance at December 31, 2017	53,579,986	$53,580	39,064	$(2,306)	$1,150,285	$548,617	$(41,202)	$111,232	$1,820,206
Net income (loss) available for common stock	—	—	—	—	—	258,442	—	14,220	272,662
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7,027	—	7,027
Reclassification of certain tax effects from AOCI	—	—	—	—	—	—	740	—	740
Reclassification to regulatory asset	—	—	—	—	—	—	6,519	—	6,519
Dividends on common stock	—	—	—	—	—	(106,591)	—	—	(106,591)
Share-based compensation	92,830	93	5,189	(204)	7,301	—	—	—	7,190
Issuance of common stock	6,371,690	6,372	—	—	292,628	—	—	—	299,000
Issuance costs	—	—	—	—	(15)	—	—	—	(15)
Dividend reinvestment and stock purchase plan	4,061	4	—	—	216	—	—	—	220
Other stock transactions	—	—	—	—	154	(72)	—	—	82
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(19,617)	(19,617)
Balance at December 31, 2018	60,048,567	$60,049	44,253	$(2,510)	$1,450,569	$700,396	$(26,916)	$105,835	$2,287,423

Dividends per share paid were $1.93, $1.81 and $1.68 for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(1)	BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Corporation is a customer-focused, growth-oriented utility company headquartered in Rapid City, South Dakota. We are a holding company that, through our subsidiaries, conducts our operations through the following reportable segments: Electric Utilities, Gas Utilities, Power Generation and Mining. Certain unallocated corporate expenses that support our operating segments are presented as Corporate and Other.

Segment Reporting

Our reportable segments are based on our method of internal reporting, which is generally segregated by differences in products, services and regulation. All of our operations and assets are located within the United States.

Our Electric Utilities segment includes the operating results of the regulated electric utility operations of South Dakota Electric, Wyoming Electric and Colorado Electric, which supply regulated electric utility services to areas in Colorado, Montana, South Dakota and Wyoming. Our Gas Utilities segment consists of the operating results of our regulated natural gas utility subsidiaries in Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming.

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

On November 1, 2017, our Board of Directors approved a complete divestiture of our Oil and Gas segment. We completed the divestiture of our Oil and Gas segment in 2018. The Oil and Gas segment assets and liabilities have been classified as held for sale and the results of operations are shown in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. At the time the assets were classified as held for sale, depreciation, depletion and amortization expenses were no longer recorded. Unless otherwise noted, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company’s continuing operations. For more information on discontinued operations, see Note 21.

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

Our Consolidated Statements of Income (Loss) include operating activity of acquired companies beginning with their acquisition date. We use the proportionate consolidation method to account for our ownership interest in any jointly-owned electric utility generating facility, wind project or transmission tie. See Note 4 for additional information.

Variable Interest Entities

We evaluate arrangements and contracts with other entities to determine if they are VIEs and if we are the primary beneficiary. GAAP provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. We maintain cash accounts for various specified purposes, which are classified as restricted cash. For purposes of the cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable for our Electric and Gas Utilities business segments primarily consists of sales to residential, commercial, industrial, municipal and other customers, all of which do not bear interest. These accounts receivable are stated at billed and estimated unbilled amounts net of write-offs and allowance for doubtful accounts. Accounts receivable for our Mining and Power Generation business segments consists of amounts due from sales of coal, electric energy and capacity.
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

Following is a summary of accounts receivable as of December 31 (in thousands):

2018	Accounts Receivable, Trade	Unbilled Revenue	Less Allowance for Doubtful Accounts	Accounts Receivable, net
Electric Utilities	$39,721	$35,125	$(448)	$74,398
Gas Utilities	96,123	90,521	(2,592)	184,052
Power Generation	1,876	—	—	1,876
Mining	3,988	—	—	3,988
Corporate	5,008	—	(169)	4,839
Total	$146,716	$125,646	$(3,209)	$269,153

2017	Accounts Receivable, Trade	Unbilled Revenue	Less Allowance for Doubtful Accounts	Accounts Receivable, net
Electric Utilities	$39,347	$36,384	$(586)	$75,145
Gas Utilities	81,256	88,967	(2,495)	167,728
Power Generation	1,196	—	—	1,196
Mining	2,804	—	—	2,804
Corporate	1,457	—	—	1,457
Total	$126,060	$125,351	$(3,081)	$248,330

Changes to allowance for doubtful accounts for the years ended December 31, were as follows (in thousands):

	Balance at Beginning of Year	Adjustments (a)	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at End of Year
2018	$3,081	$—	$6,859	$4,092	$(10,823)	$3,209
2017	$2,392	$—	$4,926	$8,262	$(12,499)	$3,081
2016	$1,741	$2,158	$2,704	$4,915	$(9,126)	$2,392
________________
(a)    Represents allowance balances added with the SourceGas acquisition.

Revenue Recognition
Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for goods or services, when control of the promised goods or services is transferred to our customers. Our primary types of revenue contracts are:

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

•
Power sales agreements - Our Electric Utilities and Power Generation segments have long-term wholesale power sales agreements with other load-serving entities, including affiliates, for the sale of excess power from owned generating units. These agreements include a combination of “take or pay” arrangements, where the customer is obligated to pay for the energy regardless of whether it actually takes delivery, as well as “requirements only” arrangements, where the customer is only obligated to pay for the energy the customer needs. In addition to these long-term contracts, Black

Hills also sells excess energy to other load-serving entities on a short-term basis. The pricing for all of these arrangements is included in the executed contracts or confirmations, reflecting the standalone selling price and is variable based on energy delivered.

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

•
Other non-regulated services - Our Gas and Electric Utilities segments also provide non-regulated services primarily comprised of appliance repair service and protection plans, electric and natural gas technical infrastructure construction and maintenance services, and in Nebraska and Wyoming, an unbundled natural gas commodity offering under the regulatory-approved Choice Gas Program. Revenue contracts for these services generally represent a single performance obligation with the price reflecting the standalone selling price stated in the agreement, and the revenue is variable based on the units delivered or services provided.

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reporting segments, for the year ended December 31, 2018. Sales tax and other similar taxes are excluded from revenues.

Year ended December 31, 2018	Electric Utilities	Gas Utilities	Power Generation	Mining	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$594,329	$833,379	$—	$65,803	$(32,194)	$1,461,317
Transportation	—	140,705	—	—	(1,348)	139,357
Wholesale	33,687	—	52,396	—	(46,562)	39,521
Market - off-system sales	24,799	866	—	—	(8,102)	17,563
Transmission/Other	56,209	49,402	—	—	(14,827)	90,784
Revenue from contracts with customers	709,024	1,024,352	52,396	65,803	(103,033)	1,748,542
Other revenues	2,427	955	36,556	2,230	(36,442)	5,726
Total revenues	$711,451	$1,025,307	$88,952	$68,033	$(139,475)	$1,754,268

Timing of revenue recognition:
Services transferred at a point in time	$—	$—	$—	$65,803	$(32,194)	$33,609
Services transferred over time	709,024	1,024,352	52,396	—	(70,839)	1,714,933
Revenue from contracts with customers	$709,024	$1,024,352	$52,396	$65,803	$(103,033)	$1,748,542

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

Revenue Not in Scope of ASC 606
Other revenues included in the table above include our revenue accounted for under separate accounting guidance, including lease revenue under ASC 840, derivative revenue under ASC 815 and alternative revenue programs revenue under ASC 980. The majority of our lease revenue is related to a 20-year power sale agreement between Black Hills Colorado IPP and affiliate Colorado Electric. This agreement is accounted for as a direct financing lease whereby Black Hills Colorado IPP receives revenue for energy delivered and related capacity payments. This lease revenue is eliminated in our consolidated revenues.

Significant Judgments and Estimates
TCJA Revenue Reserve

The TCJA or “tax reform” signed into law on December 22, 2017, reduced the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Black Hills has been collaborating with utility commissions in the states in which it provides utility service to deliver to customers the benefits of a lower corporate federal income tax rate beginning in 2018 with the passage of the TCJA. We have received state utility commission approvals to provide the benefits of federal tax reform to utility customers in six states. We estimated and recorded a reserve to revenue of approximately $37 million during the year ended December 31, 2018. As of December 31, 2018, $19 million has been returned to customers and approximately $18 million remains in reserve as a current regulatory liability.

Unbilled Revenue

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

Contract Balances

The nature of our primary revenue contracts provides an unconditional right to consideration upon service delivery; therefore, no customer contract assets or liabilities exist. The unconditional right to consideration is represented by the balance in our Accounts Receivable further discussed above. We do not typically incur costs that would be capitalized to obtain or fulfill a contract.

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

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets as of December 31 (in thousands):

	2018	2017
Materials and supplies	$75,081	$69,732
Fuel - Electric Utilities	2,850	2,962
Natural gas in storage	39,368	40,589
Total materials, supplies and fuel	$117,299	$113,283

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

In February 2018, we contributed $28 million of assets in exchange for equity securities in a privately held company. The carrying value of our investment in the equity securities was determined using the cost method. We review this investment on a periodic basis to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the value of the investment. We estimate that the fair value of this cost method investment approximated or exceeded its carrying value as of December 31, 2018.

The following table presents the carrying value of our investments (in thousands) as of December 31:

	2018	2017
Cost method investment	$28,201	$—
Cash surrender value of life insurance contracts	12,812	13,090
Total investments	$41,013	$13,090

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of December 31 (in thousands):

	2018	2017
Accrued employee compensation, benefits and withholdings	$63,742	$52,467
Accrued property taxes	42,510	42,029
Customer deposits and prepayments	43,574	44,420
Accrued interest	31,759	33,822
CIAC current portion	1,485	1,552
Other (none of which is individually significant)	32,431	45,172
Total accrued liabilities	$215,501	$219,462

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

We perform a goodwill impairment test on an annual basis or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired.  Our annual goodwill impairment testing date is as of October 1, which aligns our testing date with our financial planning process.

The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. See Note 5 for additional business segment information.

Our goodwill impairment analysis includes an income approach and a market approach to estimate the fair value of our reporting units. This analysis required the input of several critical assumptions, including future growth rates, cash flow projections, operating cost escalation rates, rates of return, a risk-adjusted discount rate, timing and level of success in regulatory rate proceedings, the cost of debt and equity capital, long-term earnings and merger multiples for comparable companies.

We believe that the goodwill reflects the inherent value of the relatively stable, long-lived cash flows of the regulated electric and gas utility businesses, considering the regulatory environment, and the long-lived cash flow and rate base growth opportunities at our utilities. Goodwill balances were as follows (in thousands):

	Electric Utilities	Gas Utilities	Power Generation	Total
Ending balance at December 31, 2016	$248,479	$1,042,210	$8,765	$1,299,454
Additions	—	—	—	—
Ending balance at December 31, 2017	$248,479	$1,042,210	$8,765	$1,299,454
Additions	—	—	—	—
Ending balance at December 31, 2018	$248,479	$1,042,210	$8,765	$1,299,454

Our intangible assets represent easements, rights-of-way, customer listings and trademarks. The finite-lived intangible assets are amortized using a straight-line method based on estimated useful lives; these assets are currently being amortized from 2 years to 40 years. Changes to intangible assets for the years ended December 31, were as follows (in thousands):

	2018	2017	2016
Intangible assets, net, beginning balance	$7,559	$8,392	$3,380
Additions (a)	7,602	—	5,522
Amortization expense (b)	(824)	(833)	(510)
Intangible assets, net, ending balance	$14,337	$7,559	$8,392
_________________

(a)	The 2018 addition is related to the Busch Ranch 1 Wind Farm contract intangible asset. See Note 4 for further information.

(b)	Amortization expense for existing intangible assets is expected to be $0.8 million for each year of the next five years.

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

Fair Value Measurements

Financial Instruments

We use the following fair value hierarchy for determining inputs for our financial instruments. Our financial instruments’ assets and liabilities for financial instruments are classified and disclosed in one of the following fair value categories:

Level 1 — Unadjusted quoted prices available in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities. Level 1 instruments primarily consist of highly liquid and actively traded financial instruments with quoted pricing information on an ongoing basis.

Level 2 — Pricing inputs include quoted prices for identical or similar assets and liabilities in active markets other than quoted prices in Level 1, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Pricing inputs are generally less observable from objective sources. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

Transfers into Level 3, if any, occur when significant inputs used to value the derivative instruments become less observable such as a significant decrease in the frequency and volume in which the instrument is traded, negatively impacting the availability of observable pricing inputs. Transfers out of Level 3, if any, occur when the significant inputs become more observable such as the time between the valuation date and the delivery date of a transaction becomes shorter, positively impacting the availability of observable pricing inputs. We currently do not have any Level 3 investments.

Valuation Methodologies for Derivatives

The commodity contracts for the Electric and Gas Utilities, valued using the market approach, include exchange-traded futures, options, basis swaps and over-the-counter swaps (Level 2) for natural gas contracts. For exchange-traded futures, options and basis swap Level 2 assets and liabilities, fair value was derived using broker quotes validated by the Chicago Mercantile Exchange pricing for similar instruments. For over-the-counter swaps and options Level 2 assets and liabilities, fair value was derived from, or corroborated by, observable market pricing data. In addition, the fair value for the over-the-counter swaps and option derivatives, if material, include a CVA component. The CVA considers the fair value of the derivative and the probability of default based on the life of the contract. For the probability of a default component, we utilize observable inputs supporting Level 2 disclosure by using our credit default spread, if available, or a generic credit default spread curve that takes into account our credit ratings.

Additional information on fair value measurements is included in Notes 10, 11 and 18 .

Derivatives and Hedging Activities

All our derivatives are measured at fair value and recognized as either assets or liabilities on the Consolidated Balance Sheets, except for derivative contracts that qualify for and are elected under the normal purchase and normal sales exception. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable amount of time, and price is not tied to an unrelated underlying derivative.  Normal purchase and sales contracts are recognized when the underlying physical transaction is completed under the accrual basis of accounting. As part of our Electric and Gas Utility operations, we enter into contracts to buy and sell energy to meet the requirements of our customers.

In addition, certain derivatives contracts approved by regulatory authorities are either recovered or refunded through customer rates. Any changes in the fair value of these approved derivative contracts are deferred as a regulatory asset or regulatory liability pursuant to ASC 980.

We also have some derivatives that qualify for hedge accounting and are designated as cash flow hedges. The effective portion of the derivative gain or loss is deferred in AOCI and reclassified into earnings when the corresponding hedged transaction is recognized in earnings. Changes in the fair value of all other derivatives contracts are recognized in earnings.

We utilize master netting agreements which consist of an agreement between two parties who have multiple contracts with each other that provide for the net settlement of all contracts in the event of default on or termination of any one contract. When the right of offset exists, accounting standards permit the netting of receivables and payables under a legally enforceable master netting agreement between counterparties. Accounting standards also permit offsetting of fair value amounts recognized for the right to reclaim, or the obligation to return, cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. We reflect the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterpart when a legal right of offset exists.

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

We had the following regulatory assets and liabilities as of December 31 (in thousands):

	2018	2017
Regulatory assets
Deferred energy and fuel cost adjustments - current (a)	$29,661	$20,187
Deferred gas cost adjustments (a)	3,362	31,844
Gas price derivatives (a)	6,201	11,935
Deferred taxes on AFUDC (b)	7,841	7,847
Employee benefit plans (c)	110,524	109,235
Environmental (a)	959	1,031
Asset retirement obligations (a)	529	517
Loss on reacquired debt (a)	21,001	20,667
Renewable energy standard adjustment (a)	1,722	1,088
Deferred taxes on flow through accounting (c)	31,044	26,978
Decommissioning costs	11,700	13,287
Gas supply contract termination (a)	14,310	20,001
Other regulatory assets (a)	45,381	32,837
Total regulatory assets	284,235	297,454
Less current regulatory assets	(48,776)	(81,016)
Regulatory assets, non-current	$235,459	$216,438

Regulatory liabilities
Deferred energy and gas costs (a)	$6,991	$3,427
Employee benefit plan costs and related deferred taxes (c)	42,533	40,629
Cost of removal (a)	150,123	130,932
Excess deferred income taxes (c)	310,562	301,553
TCJA revenue reserve	18,032	—
Other regulatory liabilities (c)	12,553	8,585
Total regulatory liabilities	540,794	485,126
Less current regulatory liabilities	(29,810)	(6,832)
Regulatory liabilities, non-current	$510,984	$478,294
__________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory assets represent items we expect to recover from customers through probable future rates.

Deferred Energy and Fuel Cost Adjustments - Current - Deferred energy and fuel cost adjustments represent the cost of electricity delivered to our Electric Utility customers that is either higher or lower than the current rates and will be recovered or refunded in future rates. Deferred energy and fuel cost adjustments are recorded and recovered or amortized as approved by the appropriate state commission. Our Electric Utilities file periodic quarterly, semi-annual and/or annual filings to recover these costs based on the respective cost mechanisms approved by their applicable state utility commissions. The recovery period for these costs is less than a year.

Deferred Gas Cost Adjustment - Our regulated gas utilities have GCA provisions that allow them to pass the cost of gas on to their customers. The GCA is based on forecasts of the upcoming gas costs and recovery or refund of prior under-recovered or over-recovered costs. To the extent that gas costs are under-recovered or over-recovered, they are recorded as a regulatory asset or liability, respectively. Our Gas Utilities file periodic estimates of future gas costs based on market forecasts with state utility commissions. The recovery period for these costs is less than a year.

Gas Price Derivatives - Our regulated utilities, as allowed or required by state utility commissions, have entered into certain exchange-traded natural gas futures and options to reduce our customers’ underlying exposure to fluctuations in gas prices. Gas price derivatives represent our unrealized positions on our commodity contracts supporting our utilities. Gas price derivatives at December 31, 2018 are hedged over a maximum forward term of 2 years.

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

Decommissioning Costs - South Dakota Electric and Colorado Electric received approval in 2014 for recovery of the remaining net book values and decommissioning costs of their decommissioned coal plants. In 2018, Arkansas Gas received approval to record decommissioning costs in a regulatory asset, with recovery to be determined in a future regulatory filing.

Gas Supply Contract Termination - Black Hills Gas Holdings had agreements under the previous ownership that required the Company to purchase all of the natural gas produced over the productive life of specific leaseholds in the Bowdoin Field in Montana. The majority of these purchases were committed to distribution customers in Nebraska, Colorado, and Wyoming, which are subject to cost recovery mechanisms. The prices to be paid under these agreements varied, ranging from $6 to $8 per MMBtu at the time of acquisition, which exceeded market prices. We recorded a liability for this contract in our purchase price allocation. We were granted approval to terminate these agreements from the NPSC, CPUC and WPSC, on the basis that these agreements were not beneficial to customers over the long term. We received written orders allowing us to create a regulatory asset for the net buyout costs associated with the contract termination, and recover the majority of costs from customers over a period of five years. We terminated the contract and settled the liability on April 29, 2016.

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

Excess Deferred Income Taxes - The revaluation of the regulated utilities' deferred tax assets and liabilities due to the passage of the TCJA was recorded as an excess deferred income tax to be refunded to customers primarily using the normalization principles as prescribed in the TCJA.

Revenue Subject to Refund - Revenue subject to refund at December 31, 2018 represent revenue reserved as a result of the TCJA. See above “TCJA Revenue Reserve” under Revenue recognition for further disclosure.

See Note 13 for additional information on regulatory matters.

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. As a result of the SourceGas transaction, certain subsidiaries acquired file as a separate consolidated group. Where applicable, each tax-paying entity records income taxes as if it were a separate taxpayer and consolidating expense adjustments are allocated to the subsidiaries based on separate company computations of taxable income or loss.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. See Notes 13 and 15 for additional information.

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

Earnings per Share of Common Stock

Basic earnings per share from continuing and discontinued operations is computed by dividing Net income (loss) from continuing and discontinued operations by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed by including all dilutive common shares outstanding during each year. Diluted common shares are primarily due to equity units, outstanding stock options, restricted stock and performance shares under our equity compensation plans.

A reconciliation of share amounts used to compute earnings (loss) per share is as follows for the years ended December 31 (in thousands):

	2018	2017	2016

Net income (loss) available for common stock	$258,442	$177,034	$72,970

Weighted average shares - basic	54,420	53,221	51,922
Dilutive effect of:
Equity Units	898	1,783	1,222
Equity compensation	168	116	127
Weighted average shares - diluted	55,486	55,120	53,271

Net income (loss) available for common stock, per share - Diluted	$4.66	$3.21	$1.37

The following outstanding securities were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive for the years ended December 31 (in thousands):

	2018	2017	2016

Equity compensation	16	11	3
Anti-dilutive shares excluded from computation of earnings (loss) per share	16	11	3

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

Noncontrolling Interests

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

Recently Issued Accounting Standards

Leases, ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas today only financing-type lease liabilities (capital leases) are recognized on the balance sheet. In addition, the definition of a lease has been revised in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement, which may result in changes to the classification of an arrangement as a lease. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU expands the disclosure requirements of lease arrangements. Under the original guidance, lessees and lessors will use a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In January 2018, the FASB issued amendments to the new lease standard, ASU No. 2018-01, allowing an entity to elect not to assess whether certain land easements are, or contain, leases when transitioning to the new lease standard. The FASB also issued additional amendments to the new lease standard in July 2018, ASU No. 2018-11, allowing companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported.

We adopted this standard on January 1, 2019. For existing or expired land easements that were not previously accounted for as a lease, we elected the practical expedient which provides for no assessment of these easements. Further, we adopted the new standard with a cumulative effect adjustment with prior year comparative financial information remaining as previously reported when transitioning to the new standard. The standard also provides a transition practical expedient, commonly referred to as the “package of three”, that must be taken together and allows entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. We elected the “package of three” practical expedient. We have implemented a new lease accounting system and adjusted related procedures and controls accordingly. On January 1, 2019, we will record an operating lease right of use asset and an off-setting operating lease obligation liability of approximately $3.2 million. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Derivatives and Hedging: Targeted Improvement to Accounting for Hedging Activities, 2017-12

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvement to Accounting for Hedging Activities. This standard better aligns risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements and improves disclosures of hedging arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We have adopted this standard on January 1, 2019. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Recently Adopted Accounting Standards

Revenue from Contracts with Customers, ASU 2014-09

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as ASC 606). Under this standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We applied the five-step method outlined in the ASU to all in-scope revenue streams and elected the modified retrospective implementation method. Implementation of the standard did not have a material impact on our financial position, results of operations or cash flows. Implementation of the standard did not have a significant impact on the measurement or recognition of revenue; therefore, no cumulative adoption adjustment to the opening balance of Retained earnings at the date of initial application was necessary. The additional disclosures required by the ASU are included in Note 1.

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, ASU 2017-07

Effective January 1, 2018, we adopted ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs, and requires the other components of net periodic pension and post-retirement benefit costs to be separately presented in the income statement outside of income from operations. Additionally, only the service cost component may be eligible for capitalization, when applicable. However, all cost components remain eligible for capitalization under FERC regulations. The capitalization of only the service cost component of net periodic pension and post-retirement benefit costs in assets was applied on a prospective basis for the year ended December 31, 2018. Retrospective impact was not material and therefore prior year presentation was not changed. For our rate-regulated entities, we capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities and maintain a FERC-to-GAAP reporting difference for these capitalized costs. The presentation changes required for net periodic pension and post-retirement costs resulted in offsetting changes to Operating income and Other income. Implementation of the standard did not have a material impact on our financial position, results of operations or cash flows.

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

In connection with the acquisition, the Company recorded pre-tax, incremental acquisition costs of approximately $45 million for the year ending December 31, 2016. These costs consisted of transaction costs, professional fees, employee-related expenses and other miscellaneous costs. The costs are recorded primarily in Other operating expenses on the Consolidated Statements of Income.

Our consolidated operating results for the year ended December 31, 2016 include revenues of $348 million and net income of $15 million, attributable to SourceGas for the period from February 12 through December 31, 2016. The SourceGas operating results are reported in our Gas Utilities segment. We believe the SourceGas Acquisition enhances Black Hills Corporation’s utility growth strategy, providing greater operating scale, driving more efficient delivery of services and benefiting customers.

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

Conditions of SourceGas Acquisition Regulatory Approval

The acquisition was subject to regulatory approvals from the public utility commissions in Arkansas (APSC), Colorado (CPUC), Nebraska (NPSC), and Wyoming (WPSC). Approvals were obtained from all commissions, subject to various conditions. We have met all conditions as set forth in the commissions’ approval orders.

Pro Forma Results (unaudited)

We calculated the pro forma impact of the SourceGas Acquisition and the associated debt and equity financings on our operating results for the year ended December 31, 2016. The following pro forma results give effect to the acquisition, assuming the transaction closed on January 1, 2016:

Pro Forma Results
December 31, 2016
(in thousands, except per share amounts)
Revenue	$1,617,878
Income from continuing operations	$177,040
Net income (loss)	$112,878
Earnings from continuing operations per share, Basic	$3.41
Earnings from continuing operations per share, Diluted	$3.32

We derived the pro forma results for the SourceGas Acquisition based on historical financial information obtained from the sellers and certain management assumptions. Our pro forma adjustments relate to incremental interest expense associated with the financings to effect the transaction, and for the year ended December 31, 2016, also include adjustments to shares outstanding to reflect the equity issuances as if they had occurred on January 1, 2016, and to reflect pro forma dilutive effects of the equity units issued. The pro forma results do not reflect any cost savings, (or associated costs to achieve such savings) from operating efficiencies or restructuring that could result from the acquisition, and exclude any unique one-time items resulting from the acquisition that are not expected to have a continuing impact on the combined consolidated results. Pro forma results for the year ended December 31, 2016 reflect unfavorable weather impacts resulting in lower gas usage by our customers than in the same periods of the prior year. In addition, we calculated the tax impact of these adjustments at an estimated combined federal and state income tax rate of 37%.

These pro forma results are for illustrative purposes only and do not purport to be indicative of the results that would have been obtained had the SourceGas Acquisition been completed on January 1, 2016, or that may be obtained in the future.

Seller’s noncontrolling interest

As part of the SourceGas Transaction, a seller retained a 0.5% noncontrolling interest and we entered into an associated option agreement with the holder for the 0.5% retained interest. In March 2017, we exercised our call option and purchased the remaining 0.5% equity interest in SourceGas for $5.6 million.

(3)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in thousands):

	2018		2017		Lives (in years)
Electric Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum

Electric plant:
Production	$1,318,643	41	$1,315,044	39	32	46
Electric transmission	437,082	51	407,203	51	48	53
Electric distribution	793,725	48	755,213	48	45	50
Plant acquisition adjustment (a)	4,870	32	4,870	32	32	32
General	233,531	28	232,842	31	26	28
Capital lease - plant in service (b)	261,441	20	261,441	20	20	20
Total electric plant in service	3,049,292		2,976,613
Construction work in progress	60,480		13,595
Total electric plant	3,109,772		2,990,208
Less accumulated depreciation and amortization	706,869		644,022
Electric plant net of accumulated depreciation and amortization	$2,402,903		$2,346,186
_____________

(a)	The plant acquisition adjustment is included in rate base and is being recovered with 12 years remaining.

(b)
Capital lease - plant in service represents the assets accounted for as a capital lease under the PPA between Colorado Electric and Black Hills Colorado IPP. The capital lease ends in conjunction with the expiration of the PPA on December 31, 2031.

	2018		2017		Lives (in years)
Gas Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum

Gas plant:
Production	$13,580	35	$10,495	35	24	71
Gas transmission	423,873	48	366,433	48	22	66
Gas distribution	1,595,644	42	1,413,431	42	33	47
Cushion gas - depreciable (a)	3,539	28	3,539	28	28	28
Cushion gas - not depreciated (a)	46,369	N/A	47,466	N/A	N/A	N/A
Storage	29,335	30	28,520	31	28	38
General	355,920	19	336,869	19	10	24
Total gas plant in service	2,468,260		2,206,753
Construction work in progress	38,271		44,440
Total gas plant	2,506,531		2,251,193
Less accumulated depreciation and amortization	279,580		229,170
Gas plant net of accumulated depreciation and amortization	$2,226,951		$2,022,023
_____________

(a)
Cushion gas is the portion of natural gas necessary to force saleable gas from a storage field into the transmission system and for system balancing, representing a permanent investment necessary to use storage facilities and maintain reliability. Depreciation of cushion gas is determined by the respective regulatory jurisdiction in which the cushion gas resides.

2018						Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum

Power Generation	$173,997	$11,796	$185,793	$64,273	$121,520	31	2	40
Mining	$175,650	$—	$175,650	$111,689	$63,961	13	2	59

2017						Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum

Power Generation	$155,569	$224	$155,793	$57,813	$97,980	33	2	40
Mining	$158,370	$—	$158,370	$108,844	$49,526	14	2	59

2018							Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Add Accumulated Depreciation - Capital Lease Elimination (a)	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
Corporate	$5,721	$16,548	$22,269	$670	$17,945	$39,544	8	3	30
___________

(a)	Reflects the elimination of the capital lease accumulated depreciation difference between Colorado Electric and Black Hills Colorado IPP of $18 million.

2017							Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Add Accumulated Depreciation - Capital Lease Elimination (a)	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
Corporate	$5,580	$6,374	$11,954	$309	$14,070	$25,715	8	3	30
___________

(a)	Reflects the elimination of the capital lease accumulated depreciation difference between Colorado Electric and Black Hills Colorado IPP of $14 million.

(4)    JOINTLY OWNED FACILITIES

Our consolidated financial statements include our share of several jointly-owned utility and non-regulated facilities as described below. Our share of the facilities’ expenses are reflected in the appropriate categories of operating expenses in the Consolidated Statements of Income (Loss). Each owner of the facility is responsible for financing its investment in the jointly-owned facilities.

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

•
South Dakota Electric also owns a 35% interest in, and is the operator of, the Converter Station Site and South Rapid City Interconnection (the transmission tie), an AC-DC-AC transmission tie. Basin Electric owns the remaining ownership percentage. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the WECC region and the SPP region. The total transfer capacity of the tie is 400 MW, including 200 MW from West to East and 200 MW from East to West. South Dakota Electric is committed to pay its proportionate share of the additions and replacements and operating and maintenance expenses of the transmission tie.

•
South Dakota Electric owns 52% of the Wygen III coal-fired generation facility. MDU and the City of Gillette each owns an undivided ownership interest in Wygen III and are obligated to make payments for costs associated with administrative services and their proportionate share of the costs of operating the plant for the life of the facility. South Dakota Electric retains responsibility for plant operations. Our Mining subsidiary supplies coal to Wygen III for the life of the plant.

•
Black Hills Wyoming owns 76.5% of the Wygen I plant while MEAN owns the remaining ownership percentage. MEAN is obligated to make payments for its share of the costs associated with administrative services, plant operations and coal supply provided by our Mining subsidiary during the life of the facility. Black Hills Wyoming retains responsibility for plant operations.

At December 31, 2018, our interests in jointly-owned generating facilities and transmission systems were (in thousands):

	Plant in Service	Construction Work in Progress	Accumulated Depreciation
Wyodak Plant	$115,198	$384	$61,730
Transmission Tie	$20,855	$1,860	$6,667
Wygen I	$119,273	$498	$44,155
Wygen III	$140,072	$645	$22,647

Jointly Owned facility - Related Party

Colorado Electric owns 50% of the Busch Ranch I Wind Farm while Black Hills Electric Generation owns the remaining 50% ownership interest. Each company is obligated to make payments for costs associated with their proportionate share of the costs of operating the wind farm over the life of the facility. On December 11, 2018, Black Hills Electric Generation purchased its 50% ownership interest in the 29 MW Busch Ranch I Wind Farm from AltaGas for $16 million. Colorado Electric retains responsibility for operations of the wind farm. We recorded this purchase as an asset acquisition at fair value with $8.7 million of the purchase price recorded as wind generation assets, and $7.6 million recorded as an intangible asset, reflective of the fair value of the PPA. Black Hills Electric Generation will provide its share of energy from the wind farm to Colorado Electric through a new PPA, which replaces the PPA Colorado Electric had with AltaGas, expiring in October 2037.

(5)    BUSINESS SEGMENT INFORMATION

Our reportable segments are based on our method of internal reporting, which is generally segregated by differences in products, services and regulation. All of our operations and assets are located within the United States.

Segment information was as follows (in thousands):

Total Assets (net of intercompany eliminations) as of December 31,	2018	2017
Electric (a)	$2,895,577	$2,906,275
Gas	3,623,475	3,426,466
Power Generation (a)	154,203	60,852
Mining	80,594	65,455
Corporate and Other	209,478	115,612
Discontinued operations (b)	—	84,242
Total assets	$6,963,327	$6,658,902
__________________

(a)
The PPA under which Black Hills Colorado IPP provides generation to support Colorado Electric customers from the Pueblo Airport Generation station is accounted for as a capital lease. As such, assets owned by our Power Generation segment are recorded at Colorado Electric under accounting for a capital lease.

(b)	On November 1, 2017, the BHC Board of Directors approved a complete divestiture of our Oil and Gas segment. See Note 21 for additional information.

Capital Expenditures (a) for the years ended December 31,	2018	2017
Capital expenditures
Electric Utilities	$152,524	$138,060
Gas Utilities	288,438	184,389
Power Generation	30,945	1,864
Mining	18,794	6,708
Corporate and Other	11,723	6,668
Total capital expenditures of continuing operations	502,424	337,689
Total capital expenditures of discontinued operations	2,402	23,222
Total capital expenditures	$504,826	$360,911
_________________

(a)	Includes accruals for property, plant and equipment.

Property, Plant and Equipment as of December 31,	2018	2017
Electric Utilities (a)	$3,109,772	$2,990,208
Gas Utilities	2,506,531	2,251,193
Power Generation (a)	185,793	155,793
Mining	175,650	158,370
Corporate and Other	22,269	11,954
Total property, plant and equipment	$6,000,015	$5,567,518
_______________

(a)
The PPA under which Black Hills Colorado IPP provides generation to support Colorado Electric customers from the Pueblo Airport Generation station is accounted for as a capital lease. As such, assets owned by our Power Generation segment are recorded at Colorado Electric under accounting for a capital lease.

	Consolidating Income Statement
Year ended December 31, 2018	Electric Utilities	Gas Utilities	Power Generation	Mining	Corporate	Intercompany Eliminations	Discontinued Operations	Total

Revenue -
Contracts with customers	$686,272	$1,022,828	$5,833	$33,609	$—	$—	$—	$1,748,542
Other revenues	2,427	955	1,413	931	—	—	—	5,726
	688,699	1,023,783	7,246	34,540	—	—	—	1,754,268
Inter-company operating revenue -
Contracts with customers	22,752	1,524	46,563	32,194	148	(103,181)	—	—
Other revenues	—	—	35,143	1,299	379,775	(416,217)	—	—
	22,752	1,524	81,706	33,493	379,923	(519,398)	—	—
Total revenue	711,451	1,025,307	88,952	68,033	379,923	(519,398)	—	1,754,268

Fuel, purchased power and cost of natural gas sold	277,093	462,153	—	—	43	(113,679)	—	625,610
Operations and maintenance	186,175	291,481	33,727	43,728	324,917	(344,735)	—	535,293
Depreciation, depletion and amortization	98,639	86,434	6,913	7,965	21,161	(24,784)	—	196,328
Operating income (loss)	149,544	185,239	48,312	16,340	33,802	(36,200)	—	397,037

Interest expense	(55,660)	(85,760)	(5,178)	(538)	(150,455)	155,975	—	(141,616)
Interest income	2,993	5,580	183	2	113,188	(120,305)	—	1,641
Other income (expense), net	(1,235)	(431)	(53)	164	456,481	(456,106)	—	(1,180)
Income tax benefit (expense) (a)	(16,702)	55,655	(8,267)	(3,069)	(3,804)	(146)	—	23,667
Income (loss) from continuing operations	78,940	160,283	34,997	12,899	449,212	(456,782)	—	279,549
(Loss) from discontinued operations, net of tax	—	—	—	—	—	—	(6,887)	(6,887)
Net income (loss)	78,940	160,283	34,997	12,899	449,212	(456,782)	(6,887)	272,662
Net income attributable to noncontrolling interest	—	—	(14,220)	—	—	—	—	(14,220)
Net income (loss) available for common stock	$78,940	$160,283	$20,777	$12,899	$449,212	$(456,782)	$(6,887)	$258,442
________________

(a)	Income tax benefit (expense) includes a tax benefit of $73 million at our Gas Utilities resulting from legal entity restructuring. See Note 15.

	Consolidating Income Statement
Year ended December 31, 2017	Electric Utilities	Gas Utilities	Power Generation	Mining	Corporate	Intercompany Eliminations	Discontinued Operations	Total

Revenue	$689,945	$947,595	$7,263	$35,463	$—	$—	$—	$1,680,266
Intercompany revenue	14,705	35	84,283	31,158	344,685	(474,866)	—	—
Total revenue	704,650	947,630	91,546	66,621	344,685	(474,866)	—	1,680,266

Fuel, purchased power and cost of natural gas sold	268,405	409,603	—	—	151	(114,871)	—	563,288
Operations and maintenance	172,307	269,190	32,382	44,882	296,067	(302,832)	—	511,996
Depreciation, depletion and amortization	93,315	83,732	5,993	8,239	21,031	(24,064)	—	188,246
Operating income (loss)	170,623	185,105	53,171	13,500	27,436	(33,099)	—	416,736

Interest expense	(55,229)	(80,829)	(3,959)	(228)	(152,416)	154,543	—	(138,118)
Interest income	2,955	2,254	1,123	23	115,382	(120,721)	—	1,016
Other income (expense), net	1,730	(829)	(54)	2,191	330,373	(331,303)	—	2,108
Income tax benefit (expense)	(9,997)	(39,799)	10,333	(1,100)	(32,433)	(371)	—	(73,367)
Income (loss) from continuing operations	110,082	65,902	60,614	14,386	288,342	(330,951)	—	208,375
(Loss) from discontinued operations, net of tax (a)	—	—	—	—	—	—	(17,099)	(17,099)
Net income (loss)	110,082	65,902	60,614	14,386	288,342	(330,951)	(17,099)	191,276
Net income attributable to noncontrolling interest	—	(107)	(14,135)	—	—	—	—	(14,242)
Net income (loss) available for common stock	$110,082	$65,795	$46,479	$14,386	$288,342	$(330,951)	$(17,099)	$177,034
________________

(a)	Discontinued operations includes oil and gas property impairments. See Note 21.

	Consolidating Income Statement
Year ended December 31, 2016	Electric Utilities	Gas Utilities	Power Generation	Mining	Corporate	Intercompany Eliminations	Discontinued Operations	Total

Revenue	$664,330	$838,343	$7,176	$29,067	$—	$—	$—	$1,538,916
Intercompany revenue	12,951	—	83,955	31,213	347,500	(475,619)	—	—
Total revenue	677,281	838,343	91,131	60,280	347,500	(475,619)	—	1,538,916

Fuel, purchased power and cost of natural gas sold	261,349	352,165	—	—	456	(114,838)	—	499,132
Operations and maintenance	158,134	245,826	32,636	39,576	378,744	(326,846)	—	528,070
Depreciation, depletion and amortization	84,645	78,335	4,104	9,346	22,930	(23,827)	—	175,533
Operating income (loss)	173,153	162,017	54,391	11,358	(54,630)	(10,108)	—	336,181

Interest expense	(56,237)	(76,586)	(3,758)	(401)	(114,597)	115,469	—	(136,110)
Interest income	5,946	1,573	1,983	24	97,147	(105,244)	—	1,429
Other income (expense), net	3,193	184	2	2,209	179,838	(181,032)	—	4,394
Income tax benefit (expense)	(40,228)	(27,462)	(17,129)	(3,137)	28,398	457	—	(59,101)
Income (loss) from continuing operations	85,827	59,726	35,489	10,053	136,156	(180,458)	—	146,793
(Loss) from discontinued operations, net of tax (a)	—	—	—	—	—	—	(64,162)	(64,162)
Net income (loss)	85,827	59,726	35,489	10,053	136,156	(180,458)	(64,162)	82,631
Net income attributable to noncontrolling interest	—	(102)	(9,559)	—	—	—	—	(9,661)
Net income (loss) available for common stock	$85,827	$59,624	$25,930	$10,053	$136,156	$(180,458)	$(64,162)	$72,970
________________

(a)	Discontinued operations includes oil and gas property impairments. See Note 21.

Corporate expense reallocation

In accordance with GAAP, indirect corporate operating costs previously allocated to BHEP were not reclassified to discontinued operations. These corporate operating costs for 2017 were reallocated to our operating segments; allocated interest was reclassified to Corporate and Other. Indirect corporate operating costs for 2016 were reclassified to Corporate and Other. The reallocation of these costs to our operating segments in 2017 and an estimate of how these costs could have been allocated to segments other than Corporate and Other in 2016 is as follows (in thousands):

	Year Ended
Business Segment	December 31, 2017	December 31, 2016
Electric Utilities	$1,323	$2,079
Gas Utilities	1,571	2,292
Power Generation	177	320
Mining	101	196
Total reportable segments	3,172	4,887
Corporate and Other (a)	6,405	6,037
Total	$9,577	$10,924
________________________

(a)	Includes interest allocations in 2017 and 2016 of approximately $4.9 million and $5.6 million, respectively.

(6)    LONG-TERM DEBT

Long-term debt outstanding was as follows (dollars in thousands):

		Interest Rate at	Balance Outstanding
	Due Date	December 31, 2018	December 31, 2018	December 31, 2017
Corporate
Senior unsecured notes due 2023	November 30, 2023	4.25%	$525,000	$525,000
Senior unsecured notes due 2020	July 15, 2020	5.88%	200,000	200,000
Remarketable junior subordinated notes (b)	November 1, 2028	3.50%	—	299,000
Senior unsecured notes due 2019	January 11, 2019	2.50%	—	250,000
Senior unsecured notes due 2026	January 15, 2026	3.95%	300,000	300,000
Senior unsecured notes due 2027	January 15, 2027	3.15%	400,000	400,000
Senior unsecured notes due 2033	May 1, 2033	4.35%	400,000	—
Senior unsecured notes, due 2046	September 15, 2046	4.20%	300,000	300,000
Corporate term loan due 2019	August 9, 2019	2.55%	—	300,000
Corporate term loan due 2020 (a)	July 30, 2020	3.16%	300,000	—
Corporate term loan due 2021	June 7, 2021	2.32%	12,921	18,664
Total Corporate debt			2,437,921	2,592,664
Less unamortized debt discount			(5,122)	(3,808)
Total Corporate debt, net			2,432,799	2,588,856

Electric Utilities
First Mortgage Bonds due 2044	October 20, 2044	4.43%	85,000	85,000
First Mortgage Bonds due 2044	October 20, 2044	4.53%	75,000	75,000
First Mortgage Bonds due 2032	August 15, 2032	7.23%	75,000	75,000
First Mortgage Bonds due 2039	November 1, 2039	6.13%	180,000	180,000
First Mortgage Bonds due 2037	November 20, 2037	6.67%	110,000	110,000
Industrial development revenue bonds due 2021 (c)	September 1, 2021	1.73%	7,000	7,000
Industrial development revenue bonds due 2027 (c)	March 1, 2027	1.73%	10,000	10,000
Series 94A Debt, variable rate (c)	June 1, 2024	1.93%	2,855	2,855
Total Electric Utilities debt			544,855	544,855
Less unamortized debt discount			(86)	(90)
Total Electric Utilities debt, net			544,769	544,765

Total long-term debt			2,977,568	3,133,621
Less current maturities			5,743	5,743
Less unamortized deferred financing costs (d)			20,990	18,478
Long-term debt, net of current maturities and deferred financing costs			$2,950,835	$3,109,400
_______________

(a)	Variable interest rate, based on LIBOR plus a spread.

(b)	See Note 12 for RSN details.

(c)	Variable interest rate.

(d)	Includes deferred financing costs associated with our Revolving Credit Facility of $2.3 million and $1.7 million as of December 31, 2018 and December 31, 2017, respectively.

Scheduled maturities of long-term debt, excluding amortization of premiums or discounts, for future years are (in thousands):

2019	$5,743
2020	$505,743
2021	$8,435
2022	$—
2023	$525,000
Thereafter	$1,937,855

Our debt securities contain certain restrictive financial covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2018.

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

Debt Transactions

On December 12, 2018, we paid off the $250 million, 2.5% senior unsecured notes due January 11, 2019. Proceeds from the November 1, 2018 Equity Unit conversion were used to pay off this debt.

On August 17, 2018, we issued $400 million principal amount, 4.350% senior unsecured notes due 2033. A portion of these notes were issued in a private exchange that resulted in the retirement of all $299 million principal amount of our RSNs due 2028. The remainder of the notes were sold for cash in a public offering, with the net proceeds being used to pay down short-term debt.

The issuance of these new senior notes was the culmination of a series of transactions that also included the contractually required remarketing of such RSNs on behalf of the holders of our Equity Units, with the proceeds being deposited as collateral to secure the obligations of those holders under the purchase contracts included in the Equity Units (see Note 12). As a result of the remarketing, the annual interest rate on such RSNs was automatically reset to 4.579% (however, because the RSNs were then immediately retired, no interest accrued at this reset rate).

On July 30, 2018, we amended and restated our unsecured term loan due August 2019. This amended and restated term loan, with $300 million outstanding at December 31, 2018, will now mature on July 30, 2020 and has substantially similar terms and covenants as the amended and restated Revolving Credit Facility. The interest cost associated with this term loan is determined based upon our corporate credit rating from S&P, Fitch, and Moody’s for our senior unsecured long-term debt. Based on our credit ratings, the margins for base rate borrowings and Eurodollar borrowings were 0.000% and 0.700%, respectively, at
December 31, 2018.

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

Amortization Expense

Our deferred financing costs and associated amortization expense included in Interest expense on the accompanying Consolidated Statements of Income (Loss) were as follows (in thousands):

Deferred Financing Costs Remaining at	Amortization Expense for the years ended December 31,
December 31, 2018	2018	2017	2016
$20,990	$2,829	$3,349	$3,861

Dividend Restrictions

Our credit facility and other debt obligations contain restrictions on the payment of cash dividends when a default or event of default occurs. In addition, the agreements governing our equity units contain restrictions on the payment of cash dividends upon any time we have exercised our right to defer payment of contract adjustment payments under the purchase contracts or interest payments under the RSNs included in such equity units. As of December 31, 2018, we were in compliance with these covenants.

Due to our holding company structure, substantially all of our operating cash flows are provided by dividends paid or distributions made by our subsidiaries. The cash to pay dividends to our shareholders is derived from these cash flows. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by our subsidiaries. The following restrictions on distributions from our subsidiaries existed at December 31, 2018:

•
Our utilities are generally limited to the amount of dividends allowed to be paid to our utility holding company under the Federal Power Act and settlement agreements with state regulatory jurisdictions. As of December 31, 2018, the restricted net assets at our Electric and Gas Utilities were approximately $257 million.

(7)    NOTES PAYABLE

Our Revolving Credit Facility and debt securities contain certain restrictive financial covenants. As of December 31, 2018, we were in compliance with all of these financial covenants.

We had the following short-term debt outstanding at the Consolidated Balance Sheets date (in thousands):

	Balance Outstanding at
	December 31, 2018	December 31, 2017
CP Program	$185,620	$211,300

Revolving Credit Facility and CP Program

On July 30, 2018, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of $750 million and extending the term through July 30, 2023 with two one-year extension options (subject to consent from lenders). This facility is similar to the former revolving credit facility, which includes an accordion feature that allows us, with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment, to increase total commitments up to $1.0 billion. Borrowings continue to be available under a base rate or various Eurodollar rate options. The interest costs associated with the letters of credit or borrowings and the commitment fee under the Revolving Credit Facility are determined based upon our Corporate credit rating from S&P, Fitch, and Moody's for our senior unsecured long-term debt. Based on our credit ratings, the margins for base rate borrowings, Eurodollar borrowings, and letters of credit were 0.125%, 1.125%, and 1.125%, respectively, at December 31, 2018. Based on our credit ratings, a 0.175% commitment fee was charged on the unused amount at December 31, 2018. Margins and the commitment fee rate decreased in August 2018 due to our upgraded credit rating from S&P.

We have a $750 million, unsecured CP Program that is backstopped by the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility and the CP Program, either individually or in the aggregate, cannot exceed $750 million. The notes issued under the CP Program may have maturities not to exceed 397 days from the date of issuance and bear interest (or are sold at par less a discount representing an interest factor) based on, among other things, the size and maturity date of the note, the frequency of the issuance and our credit ratings. Under the CP Program, any borrowings rank equally with our unsecured debt. Notes under the CP Program are not registered and are offered and issued pursuant to a registration exemption. Our net (payments) under the CP Program during 2018 were $(26) million and our notes outstanding as of December 31, 2018 were $186 million. As of December 31, 2018, the weighted average interest rate on CP Program borrowings was 2.88%.
As of December 31, 2018 and December 31, 2017, we had outstanding letters of credit totaling approximately $22 million and approximately $27 million, respectively.

Total accumulated deferred financing costs on the Revolving Credit Facility of $6.7 million are being amortized over its estimated useful life and were included in Interest expense on the accompanying Consolidated Statements of Income (Loss). See Note 6 above for additional details.

Debt Covenants

Under our Revolving Credit Facility and term loan agreements we are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00.  Our Consolidated Indebtedness to Capitalization Ratio is calculated by dividing (i) Consolidated Indebtedness, which includes letters of credit and certain guarantees issued by (ii) Capital, which includes Consolidated Indebtedness plus Net Worth, which excludes noncontrolling interest in subsidiaries.

Our Revolving Credit Facility and our Term Loans require compliance with the following financial covenant at the end of each quarter:

	At December 31, 2018	Covenant Requirement at December 31, 2018
Consolidated Indebtedness to Capitalization Ratio	59%	Less than	65%

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

The following tables present the details of AROs which are included on the accompanying Consolidated Balance Sheets in Other deferred credits and other liabilities (in thousands):

	December 31, 2017	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates (b)	December 31, 2018
Electric Utilities	$6,287	$—	$—	$269	$2	$6,558
Gas Utilities	33,238	152	—	1,237	—	34,627
Mining	12,499	—	(4)	649	2,471	15,615
Total	$52,024	$152	$(4)	$2,155	$2,473	$56,800

	December 31, 2016	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates (a)	December 31, 2017
Electric Utilities	$4,661	$—	$(4)	$268	$1,362	$6,287
Gas Utilities	29,775	—	—	1,142	2,321	33,238
Mining	12,440	—	(107)	651	(485)	12,499
Total	$46,876	$—	$(111)	$2,061	$3,198	$52,024
_____________________

(a)	The Gas Utilities’ Revision to Prior Estimates represents our legal liability for retirement of gas pipelines, specifically to purge and cap these lines in accordance with Federal regulations.

(b)	The increase in the Mining Revision to Prior Estimates was primarily driven by higher costs associated with back-filling the pit with overburden removed during the mining process.

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

We had identified legal retirement obligations related to plugging and abandonment of natural gas and oil wells. These obligations were classified as held for sale at December 31, 2017. See Note 21.

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

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed to the following market risks, including, but not limited to:

•
Commodity price risk associated with our retail natural gas marketing activities and our fuel procurement for several of our gas-fired generation assets, which include market fluctuations due to unpredictable factors such as weather, market speculation, pipeline constraints, and other factors that may impact natural gas supply and demand;

•	Interest rate risk associated with our variable debt.

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

Our credit exposure at December 31, 2018 was concentrated primarily among retail utility customers, investment grade companies, cooperative utilities and federal agencies. Our derivative and hedging activities included in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) are detailed below and within Note 10.

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

We buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and/or sales during time frames ranging from January 2019 through December 2020. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The effective portion of the gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and the ineffective portion, if any, is reported in Fuel, purchased power and cost of natural gas sold. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the natural gas derivative commodity instruments held by our Utilities are comprised of both short and long positions. We had the following net long positions as of:

	December 31, 2018		December 31, 2017
	Notional (MMBtus)	Maximum Term (months) (a)	Notional (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	4,000,000	24	8,330,000	36
Natural gas options purchased, net	4,320,000	13	3,540,000	14
Natural gas basis swaps purchased	3,960,000	24	8,060,000	36
Natural gas over-the-counter swaps, net (b)	3,660,000	24	3,820,000	29
Natural gas physical commitments, net (c)	18,325,852	30	12,826,605	35
__________

(a)	Term reflects the maximum forward period hedged.

(b)	As of December 31, 2018, 1,542,000 MMBtus of natural gas over-the-counter swaps purchased were designated as cash flow hedges.

(c)	Volumes exclude contracts that qualify for normal purchase, normal sales exception.

Based on December 31, 2018 prices, a $0.4 million gain would be realized, reported in pre-tax earnings and reclassified from AOCI during the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Cash Flow Hedges

The impact of cash flow hedges on our Consolidated Statements of Income (Loss) is presented below for the years ended December 31, 2018, 2017 and 2016 (in thousands). Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	December 31, 2018
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income (Settlements)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swaps	Interest expense	$(2,851)	Interest expense	$—
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	(130)	Fuel, purchased power and cost of natural gas sold	—
Total impact from cash flow hedges		$(2,981)		$—

	December 31, 2017
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income (Settlements)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swaps	Interest expense	$(2,941)	Interest expense	$—
Commodity derivatives	Net (loss) from discontinued operations	913	Net (loss) from discontinued operations	—
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	(243)	Fuel, purchased power and cost of natural gas sold	(75)
Total		$(2,271)		$(75)

	December 31, 2016
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income (Settlements)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swaps	Interest expense	$(3,899)	Interest expense	$(953)
Commodity derivatives	Net (loss) from discontinued operations	11,019	Net (loss) from discontinued operations	—
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	(14)	Fuel, purchased power and cost of natural gas sold	—
Total		$7,106		$(953)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the Consolidated Statements of Net Income (Loss) as incurred.

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Increase (decrease) in fair value:
Interest rate swaps	$—	$—	$(31,222)
Forward commodity contracts	983	366	(573)
Recognition of (gains) losses in earnings due to settlements:
Interest rate swaps	2,851	2,941	3,899
Forward commodity contracts	130	(670)	(11,005)
Total other comprehensive income (loss) from hedging	$3,964	$2,637	$(38,901)

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income (Loss) for the years ended December 31, 2018, 2017 and 2016 (in thousands). Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

		December 31, 2018	December 31, 2017	December 31, 2016
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income

Commodity derivatives	Net (loss) from discontinued operations	$—	$—	$(50)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	1,101	(2,207)	940
		$1,101	$(2,207)	$890

As discussed above, financial instruments used in our regulated utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory assets or Regulatory liability accounts related to the hedges in our Utilities were $6.2 million and $12 million at December 31, 2018 and 2017, respectively.

(10)    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

There have been no significant transfers between Level 1 and Level 2 derivative balances during 2018 or 2017. Amounts included in cash collateral and counterparty netting in the following tables represent the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions, netting of asset and liability positions permitted in accordance with accounting standards for offsetting as well as cash collateral posted with the same counterparties.

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

	As of December 31, 2018
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
Assets:
Commodity derivatives - Utilities	$—	$2,927	$—	$(1,408)	$1,519
Total	$—	$2,927	$—	$(1,408)	$1,519

Liabilities:
Commodity derivatives - Utilities	$—	$6,801	$—	$(5,794)	$1,007
Total	$—	$6,801	$—	$(5,794)	$1,007

	As of December 31, 2017
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
Assets:
Commodity derivatives - Utilities	$—	1,586	$—	$(1,282)	$304
Total	$—	$1,586	$—	$(1,282)	$304

Liabilities:
Commodity derivatives - Utilities	$—	$13,756	$—	$(11,497)	$2,259
Total	$—	$13,756	$—	$(11,497)	$2,259

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

The following tables present the fair value and balance sheet classification of our derivative instruments as of December 31, (in thousands):

		December 31,
	Balance Sheet Location	2018	2017
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets - current	$415	$—
Noncurrent commodity derivatives	Other assets, non-current	18	—
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	(114)	(817)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(4)	(67)
Total derivatives designated as hedges		$315	$(884)

Not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets - current	$1,085	$304
Noncurrent commodity derivatives	Other assets, non-current	1	—
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	(833)	(1,264)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(56)	(111)
Total derivatives not designated as hedges		$197	$(1,071)

Derivatives Offsetting

It is our policy to offset in our Consolidated Balance Sheets contracts which provide for legally enforceable netting of our accounts receivable and payable and derivative activities.

As required by accounting standards for derivatives and hedges, fair values within the following tables reconcile the gross amounts to the net amounts. Amounts included in Gross Amounts Offset on Consolidated Balance Sheets in the following tables include the netting of asset and liability positions permitted in accordance with accounting standards for offsetting as well as the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral posted with the same counterparties. Additionally, the amounts reflect cash collateral on deposit in margin accounts at December 31, 2018 and 2017, to collateralize certain financial instruments, which are included in Derivative assets and/or Derivative liabilities. Therefore, the gross amounts are not indicative of either our actual credit exposure or net economic exposure.

Offsetting of derivative assets and derivative liabilities on our Consolidated Balance Sheets at December 31, 2018 was as follows (in thousands):

Derivative Assets	Gross Amounts of Derivative Assets	Gross Amounts Offset on Consolidated Balance Sheets	Net Amount of Total Derivative Assets on Consolidated Balance Sheets
Commodity derivative assets subject to a master netting agreement or similar arrangement	$1,408	$(1,408)	$—
Commodity derivative assets not subject to a master netting agreement or similar arrangement	1,519	—	1,519
Total derivative assets	$2,927	$(1,408)	$1,519

Derivative Liabilities	Gross Amounts of Derivative Liabilities	Gross Amounts Offset on Consolidated Balance Sheets	Net Amount of Total Derivative Liabilities on Consolidated Balance Sheets
Commodity derivative liabilities subject to a master netting agreement or similar arrangement	$5,794	$(5,794)	$—
Commodity derivative liabilities not subject to a master netting agreement or similar arrangement	1,007	—	1,007
Total derivative liabilities	$6,801	$(5,794)	$1,007

Offsetting of derivative assets and derivative liabilities on our Consolidated Balance Sheets as of December 31, 2017 were as follows (in thousands):

Derivative Assets	Gross Amounts of Derivative Assets	Gross Amounts Offset on Consolidated Balance Sheets	Net Amount of Total Derivative Assets on Consolidated Balance Sheets
Commodity derivative assets subject to a master netting agreement or similar arrangement	$1,282	$(1,282)	$—
Commodity derivative assets not subject to a master netting agreement or similar arrangement	304	—	304
Total derivative assets	$1,586	$(1,282)	$304

Derivative Liabilities	Gross Amounts of Derivative Liabilities	Gross Amounts Offset on Consolidated Balance Sheets	Net Amount of Total Derivative Liabilities on Consolidated Balance Sheets
Commodity derivative liabilities subject to a master netting agreement or similar arrangement	$11,497	$(11,497)	$—
Commodity derivative liabilities not subject to a master netting agreement or similar arrangement	2,259	—	2,259
Total derivative liabilities	$13,756	$(11,497)	$2,259

(11)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments, excluding derivatives which are presented in Note 10, were as follows at December 31 (in thousands):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$20,776	$20,776	$15,420	$15,420
Restricted cash and equivalents (a)	$3,369	$3,369	$2,820	$2,820
Notes payable (b)	$185,620	$185,620	$211,300	$211,300
Long-term debt, including current maturities (c) (d)	$2,956,578	$3,039,108	$3,115,143	$3,350,544
_______________

(a)	Carrying value approximates fair value. Cash, cash equivalents, and restricted cash are classified in Level 1 in the fair value hierarchy.

(b)
Notes payable consist of commercial paper borrowings. Carrying value approximates fair value due to the short-term length of maturity; since these borrowings are not traded on an exchange, they are classified in Level 2 in the fair value hierarchy.

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

(12)    EQUITY

Equity Units

On November 23, 2015, we issued 5.98 million Equity Units for total gross proceeds of $299 million. Each Equity Unit had a stated amount of $50.00 and consisted of (i) a forward purchase contract to purchase the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of RSNs due 2028.

On October 29, 2018, we announced the settlement rate for the stock purchase contracts that are components of the Equity Units issued on November 23, 2015. The settlement rate was based upon the minimum settlement rate, as adjusted to account for past dividends, because the average of the closing price per share of Black Hills Corporation common stock on the New York Stock Exchange for the 20 consecutive trading days ending on October 29, 2018 exceeded the threshold appreciation price. Each holder of the Equity Units on that date, following payment of $50.00 for each unit which it holds, received 1.0655 shares of Black Hills Corporation common stock for each such unit. The holders' obligations to make such payments were satisfied with proceeds generated by the successful remarketing on August 17, 2018, of the RSNs that formerly constituted a component of the Equity Units. See Note 6 for additional information.

Upon settlement of all outstanding stock purchase obligations, the Company received gross proceeds of approximately $299 million in exchange for approximately 6.372 million shares of common stock. Proceeds were used to pay down the $250 million senior unsecured notes due January 11, 2019, with the balance used to pay down short-term debt.

At-the-Market Equity Offering Program

On August 4, 2017, we renewed the ATM equity offering program, which reset the size of the program to an aggregate value of up to $300 million. The renewed program, which allows us to sell shares of our common stock, is the same as the prior year program other than the aggregate value increased from $200 million to $300 million. The shares may be offered from time to time pursuant to a sales agreement dated August 4, 2017. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC. We did not issue any common shares under the ATM equity offering program during the twelve months ended December 31, 2018 and 2017. During the twelve months ended December 31, 2016, we issued an aggregate of 1,968,738 shares of common stock under the ATM equity offering program for $119 million, net of $1.2 million in commissions.

Equity Compensation Plans`

Our 2015 Omnibus Incentive Plan allows for the granting of stock, restricted stock, restricted stock units, stock options and performance shares. We had 800,180 shares available to grant at December 31, 2018.

Compensation expense is determined using the grant date fair value estimated in accordance with the provisions of accounting standards for stock compensation and is recognized over the vesting periods of the individual awards. As of December 31, 2018, total unrecognized compensation expense related to non-vested stock awards was approximately $12 million and is expected to be recognized over a weighted-average period of 1.9 years. Stock-based compensation expense included in Operations and maintenance on the accompanying Consolidated Statements of Income (Loss) was as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Stock-based compensation expense	$12,390	$7,626	$10,885

Stock Options

The Company has not issued any stock options since 2014 and has 68,749 stock options outstanding at December 31, 2018. The amount of stock options granted during the last three years, and related exercise activity are not material to the Company’s consolidated financial statements.

Restricted Stock

The fair value of restricted stock and restricted stock unit awards equals the market price of our stock on the date of grant.

The shares carry a restriction on the ability to sell the shares until the shares vest. The shares substantially vest over 3 years, contingent on continued employment. Compensation expense related to the awards is recognized over the vesting period.

A summary of the status of the restricted stock and restricted stock units at December 31, 2018, was as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance at beginning of period	267	$55.94
Granted	113	57.31
Vested	(119)	54.24
Forfeited	(25)	55.52
Balance at end of period	236	$57.50

The weighted-average grant-date fair value of restricted stock granted and the total fair value of shares vested during the years ended December 31, was as follows:

	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
		(in thousands)
2018	$57.31	$6,776
2017	$60.63	$7,909
2016	$53.55	$4,602

As of December 31, 2018, there was $8.9 million of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.1 years.

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

The performance awards are paid 50% in cash and 50% in common stock. The cash portion accrued is classified as a liability and the stock portion is classified as equity. In the event of a change-in-control, performance awards are paid 100% in cash. If it is determined that a change-in-control is probable, the equity portion of $2.8 million at December 31, 2018 would be reclassified as a liability.

Outstanding performance periods at December 31 were as follows (shares in thousands):

			Possible Payout Range of Target
Grant Date	Performance Period	Target Grant of Shares	Minimum	Maximum
January 1, 2016	January 1, 2016 - December 31, 2018	51	0%	200%
January 1, 2017	January 1, 2017 - December 31, 2019	49	0%	200%
January 1, 2018	January 1, 2018 - December 31, 2020	53	0%	200%

A summary of the status of the Performance Share Plan at December 31 was as follows:

	Equity Portion		Liability Portion
		Weighted-Average Grant Date Fair Value (a)		Weighted-Average Fair Value at
	Shares		Shares	December 31, 2018
	(in thousands)		(in thousands)
Performance Shares balance at beginning of period	74	$55.31	74
Granted	28	61.82	28
Forfeited	(3)	58.14	(3)
Vested	(22)	54.92	(22)
Performance Shares balance at end of period	77	$57.66	77	$76.03
_____________________

(a)
The grant date fair values for the performance shares granted in 2018, 2017 and 2016 were determined by Monte Carlo simulation using a blended volatility of 21%, 23% and 24%, respectively, comprised of 50% historical volatility and 50% implied volatility and the average risk-free interest rate of the three-year United States Treasury security rate in effect as of the grant date.

The weighted-average grant-date fair value of performance share awards granted was as follows in the years ended:

Weighted Average Grant Date Fair Value
December 31, 2018	$61.82
December 31, 2017	$63.52
December 31, 2016	$47.76

There were no performance plan payouts during the years ended December 31, 2018, 2017, and 2016.

On January 29, 2019, the Compensation Committee of our Board of Directors determined that the Company’s total shareholder return for the January 1, 2016 through December 31, 2018 performance period was at the 74.8 percentile of its peer group and confirmed a payout equal to 161.9% of target shares, valued at $5.7 million. The payout was fully accrued at December 31, 2018.

As of December 31, 2018, there was $3.2 million of unrecognized compensation expense related to outstanding performance share plans that is expected to be recognized over a weighted-average period of 1.8 years.

Shareholder Dividend Reinvestment and Stock Purchase Plan

We have a DRSPP under which shareholders may purchase additional shares of common stock through dividend reinvestment and/or optional cash payments at 100% of the recent average market price. We have the option of issuing new shares or purchasing the shares on the open market. We issued new shares until March 1, 2018, after which we began purchasing shares on the open market. At December 31, 2018, there were 253,418 shares of unissued stock available for future offering under the plan.

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

A partial sale of a subsidiary in which control is maintained and the subsidiary continues to be consolidated, is specified under ASC 810. The partial sale is required to be recorded as an equity transaction with no resulting gain or loss on the sale. GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. Distributions of net income attributable to noncontrolling interests are due within 30 days following the end of a quarter, but may be withheld as necessary by Black Hills Electric Generation.

Net income available for common stock for the years ended December 31, 2018, 2017 and 2016 was reduced by $14 million, $14 million, and $10 million, respectively, attributable to this noncontrolling interest. The net income allocable to the noncontrolling interest holders is based on ownership interests with the exception of certain agreed upon adjustments.

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

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIE described above as of December 31:

	2018	2017
	(in thousands)
Assets
Current assets	$13,620	$14,837
Property, plant and equipment of variable interest entities, net	$199,839	$208,595

Liabilities
Current liabilities	$5,174	$4,565

(13)    REGULATORY MATTERS

TCJA revenue reserve

The TCJA signed into law on December 22, 2017, reduced the federal corporate income tax rate from 35% to 21%. Effective January 1, 2018, the key impact of tax reform on existing utility revenues/tariffs established prior to tax reform, was primarily from the change in the federal tax rate from 35% to 21% affecting current income tax expense embedded in those tariffs. Black Hills has been collaborating with utility commissions in the states in which it provides utility service to deliver to customers the benefits of a lower corporate federal income tax rate beginning in 2018 with the passage of the TCJA. We have received state utility commission approvals to provide the benefits of federal tax reform to utility customers in six states. We estimated and recorded a reserve to revenue of approximately $37 million during the year ended December 31, 2018. As of December 31, 2018, $19 million has been returned to customers.

A list of states where benefits to customers of federal tax reform have been approved is summarized below.

State	Approximate 2018 Benefit for Customers		Start Date for Customer Benefits
Arkansas	$9.7	million	October 2018
Colorado	$10.8	million	July 2018
Iowa	$2.2	million	June 2018
Kansas	$1.9	million	April 2018
Nebraska	$3.8	million	July 2018
South Dakota	$7.6	million	October 2018

In support of returning benefits to customers, the three rate review requests filed in 2017 for Arkansas Gas, Wyoming Gas (Northwest Wyoming) and Rocky Mountain Natural Gas (a pipeline system in Colorado) were adjusted to include the benefits to customers of federal tax reform as discussed below.

Excess Deferred Income Taxes

As of December 31, 2018 and 2017, we have a regulatory liability associated with TCJA related items of approximately $311 million and $301 million, respectively. The majority of this regulatory liability relates to excess deferred taxes resulting from the remeasurement of deferred tax assets and liabilities in 2017.  A majority of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets.  As of December 31, 2018, the Company has amortized $2.1 million of this regulatory liability. The portion that was eligible for amortization under the average rate assumption method in 2018, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings. See Note 15 for more information.

Electric Utilities Regulatory Activity

Corriedale Wind Project
On December 17, 2018, South Dakota Electric and Wyoming Electric filed a joint application with the WPSC for a CPCN to construct a new $57 million, 40 MW wind generation project near Cheyenne, Wyoming. If approved, the 40 MW Corriedale Wind Energy Project would be jointly owned by South Dakota Electric and Wyoming Electric. The project would be largely constructed and placed in service during 2020.

Wyoming Electric Integrated Resource Plan
On November 30, 2018, Wyoming Electric submitted its 2018 integrated resource plan to the WPSC, which included the recommendation that Wyoming Electric acquire Wygen I. Review of Wyoming Electric’s integrated resource plan is subject to an open public process governed by the WPSC. The purchase of Wygen I would require approval of a CPCN by the WPSC and approval by FERC. The review process is expected to be completed by year-end 2019.

Wyoming Electric Settlement
On October 31, 2018, Wyoming Electric received approval from the WPSC for a comprehensive, multi-year settlement regarding its PCA Application filed earlier in 2018. Wyoming Electric’s PCA permits the recovery of costs associated with fuel, purchased electricity and other specified costs, including the portion of the company’s energy that is delivered from the Wygen I PPA with Black Hills Wyoming. Wyoming Electric will provide a total of $7.0 million in customer credits through the PCA mechanism in 2018, 2019 and 2020 to resolve all outstanding issues relating to its current and prior PCA filings. The settlement also stipulates the adjustment for the variable cost segment of the Wygen I PPA with Wyoming Electric will escalate by 3.0% annually through 2022, providing price certainty for Wyoming Electric and its customers. As of December 31, 2018, we have recorded a liability of $6.0 million related to the PCA.

South Dakota Electric Common Use System (CUS)
The annual rate determination process is governed by the FERC formula rate protocols established in the filed FERC joint-access transmission tariff. Effective January 1, 2019 the annual revenue requirement increased by $1.9 million and included estimated weighted average capital additions of $31 million for 2018 and 2019. The annual transmission revenue requirement has a true up mechanism that is posted in June of each year.

South Dakota Electric Settlement
On June 16, 2017, South Dakota Electric received approval from the SDPUC on a settlement reached with the SDPUC staff agreeing to a 6-year moratorium period effective July 1, 2017. As part of this agreement, South Dakota Electric will not increase base rates, absent an extraordinary event. The moratorium period also includes suspension of both the Transmission Facility Adjustment and the Environmental Improvement Adjustment, and a $1.0 million increase to the annual power marketing margin guarantee during this period. Additionally, existing regulatory asset balances as of the settlement date of approximately $13 million related to decommissioning and Winter Storm Atlas are being amortized over the moratorium period. These balances were previously being amortized over a 10-year period ending September 30, 2024. The vegetation management regulatory asset as of the settlement date of $14 million, previously unamortized, is also being amortized over the moratorium period. The change in amortization periods for these costs increased annual amortization expense by approximately $2.7 million. The June 16, 2017 settlement had no impact to base rates.

Gas Utilities Regulatory Activity

Colorado Gas
On October 10, 2018, we received approval from the CPUC for a request to consolidate our Colorado gas utility operations into a new utility entity. The Colorado portion of Black Hills Gas Distribution, LLC, will be combined with Black Hills/Colorado Gas Utility Company, Inc., into a new company named Black Hills Colorado Gas, Inc.  The two companies being merged currently serve 187,000 Colorado customers doing business as Black Hills Energy. On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting approval to consolidate the base rate areas, tariffs, terms and conditions and adjustment clauses of its two legacy utilities. The rate review also requests $2.5 million in new revenue to recover costs and investments in safety, reliability and system integrity.

Wyoming Gas
On November 20, 2018, we received approval from the WPSC for a CPCN to construct a new $54 million, 35-mile natural gas pipeline to enhance supply reliability and delivery capacity for approximately 57,000 customers in central Wyoming. The pipeline, known as the Natural Bridge Pipeline, is planned to be placed in service in late 2019.

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

Kansas Gas
On June 19, 2018, Kansas Gas received approval from the Kansas Corporation Commission for an annual increase in revenue of $0.6 million based on inclusion of approximately $8.0 million of eligible capital investments under the Gas System Reliability Rider. The Kansas Legislature passed legislation in 2018 enabling the annual eligible investments to double from approximately $8.0 million to $16 million effective January 1, 2019.

RMNG
In Colorado, new rates for RMNG went into effect June 1, 2018 after we reached a settlement which was approved by the CPUC. The settlement included $1.1 million in annual revenue increases and an extension of the SSIR to recover costs from 2018 through December 31, 2021. The annual increase is based on a return on equity of 9.9% and a capital structure of 46.63% equity and 53.37% debt. New rates are inclusive of customer benefits related to the TCJA.

Nebraska Gas
On June 1, 2018, Nebraska Gas Distribution filed an application with the NPSC requesting a continuation of the SSIR beyond the expiration date of October 31, 2019. On September 5, 2018, the NPSC approved continuation of the SSIR tariff to December 31, 2020. The SSIR provides approximately $6.0 million of revenue annually on investments made prior to January 1, 2018, with investments after that date to be recovered through other methods. If a base rate review is filed prior to expiration of the rider, that rate request will include the remaining investment to be recovered.

On October 2, 2017, Nebraska Gas Distribution filed with the NPSC requesting recovery of $6.8 million, which includes $0.3 million of increased annual revenue related to system safety and integrity expenditures on projects for the period of 2012 through 2017. This SSIR tariff was approved by the NPSC in January 2018, and went into effect on February 1, 2018.

(14)    OPERATING LEASES

We have entered into lease agreements for office facilities, communication tower sites, land and equipment. Rental expense incurred under these operating leases, including month to month leases, for the years ended December 31 was as follows (in thousands):

	2018	2017	2016
Rent expense (a)	$2,667	$10,325	$9,568
_______________

(a)	The decrease in rent expense is primarily driven by current year expiration of office leases and by purchases of facilities previously leased.

The following is a schedule of future minimum payments required under the operating lease agreements (in thousands):

2019	$1,052
2020	$464
2021	$344
2022	$224
2023	$216
Thereafter	$1,776

(15)    INCOME TAXES

TCJA

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. As such, the Company remeasured the deferred income taxes at the 21% federal tax rate as of December 31, 2017. The entities subject to regulatory construct have made their best estimate regarding the probability of settlements of net regulatory liabilities established pursuant to the TCJA. The amount of the settlements may change based on decisions and actions by the rate regulators, which could have a material impact on the Company’s future results of operations, cash flows or financial position. As a result of the revaluation at December 31, 2017, deferred tax assets and liabilities were reduced by approximately $309 million. Of the $309 million, approximately $301 million is related to our regulated utilities and is reclassified to a regulatory liability. During the year ended December 31, 2018 we recorded approximately $11 million of additional regulatory liability associated with TCJA related items primarily related to property, completing the revaluation of deferred taxes pursuant to the TCJA. A majority of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets. As of December 31, 2018, the Company has amortized $2.1 million of the regulatory liability. The portion that was eligible for amortization under the average rate assumption method in 2018, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings.

Tax benefit related to legal entity restructuring

As part of the Company’s ongoing efforts to continue to integrate the legal entities that the Company has acquired in recent years, certain legal entity restructuring transactions occurred on March 31, 2018 and December 31, 2018.  As a result of these transactions, additional deferred income tax assets of $73 million, related to goodwill that is amortizable for tax purposes, were recorded and deferred tax benefits of $73 million were recorded to income tax benefit (expense) on the Consolidated Statements of Income. Due to this being a common control transaction, it had no effect on the other assets and liabilities of these entities.

Income tax expense (benefit) from continuing operations for the years ended December 31 was (in thousands):

	2018	2017	2016
Current:
Federal	$325	$(6,193)	$(21,806)
State	247	(1,432)	(1,797)
	572	(7,625)	(23,603)
Deferred:
Federal	(23,295)	76,567	78,997
State	815	4,470	3,759
Excess deferred tax amortization	(1,727)	—	—
Tax credit amortization	(32)	(45)	(52)
	(24,239)	80,992	82,704

	$(23,667)	$73,367	$59,101

Included in discontinued operations is a tax benefit of $2.6 million, $8.4 million and $49 million for 2018, 2017 and 2016, respectively.

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Regulatory liabilities	$92,966	$90,742
Employee benefits	14,039	18,724
Federal net operating loss	139,371	155,276
Other deferred tax assets(a)	101,579	74,561
Less: Valuation allowance	(11,809)	(9,121)
Total deferred tax assets	336,146	330,182

Deferred tax liabilities:
Accelerated depreciation, amortization and other property-related differences	(529,338)	(510,774)
Regulatory assets	(32,324)	(26,245)
Goodwill (b)	(602)	(46,392)
State deferred tax liability	(64,095)	(58,930)
Deferred costs	(13,351)	(16,063)
Other deferred tax liabilities	(7,767)	(8,298)
Total deferred tax liabilities	(647,477)	(666,702)

Net deferred tax liability	$(311,331)	$(336,520)
_______________

(a)	Other deferred tax assets consist primarily of alternative minimum tax credit and federal research and development credits. No single item exceeds 5% of the total net deferred tax liability.

(b)	Legal entity restructuring - see above.

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income tax (net of federal tax effect)	2.3	0.9	1.2
Percentage depletion	(0.4)	(0.6)	(0.8)
Non-controlling interest (a)	(1.3)	(1.8)	(1.6)
Equity AFUDC	—	(0.2)	(0.5)
Tax credits	(2.0)	(1.7)	(0.4)
Transaction costs	—	—	0.5
Accounting for uncertain tax positions adjustment	—	(0.2)	(2.7)
Flow-through adjustments (b)	(1.6)	(1.1)	(2.1)
Jurisdictional simplification project (d)	(28.5)	—	—
Other tax differences	(0.4)	(0.9)	0.1
IRC 172(f) carryback claim	—	(0.7)	—
TCJA corporate rate reduction (c)	1.6	(2.7)	—
	(9.3)%	26.0%	28.7%
_________________________

(a)	The effective tax rate reflects the income attributable to the noncontrolling interest in Black Hills Colorado IPP for which a tax provision was not recorded.

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

(c)
On December 22, 2017, the TCJA was signed into law reducing the federal corporate rate from 35% to 21% effective January 1, 2018. The 2017 effective tax rate reduction reflects the revaluation of deferred income taxes associated with non-regulated operations required by the change. During the year ended December 31, 2018, we recorded approximately $4.0 million of additional tax expense associated with changes in the prior estimated impacts of TCJA related items. During the year ended December 31, 2017, we recorded approximately $8.0 million of tax benefit resulting from revaluation of net deferred tax liabilities in accordance with ASC 740 and the enactment of the TCJA on December 22, 2017.

(d)	Legal entity restructuring - see above.

At December 31, 2018, we have federal and state NOL carryforwards that will expire at various dates as follows (in thousands):

	Amounts	Expiration Dates
Federal Net Operating Loss Carryforward	$663,741	2021	to	2038

State Net Operating Loss Carryforward	$542,632	2019	to	2038

As of December 31, 2018, we had a $0.4 million valuation allowance against the state NOL carryforwards. Our 2018 analysis of the ability to utilize such NOLs resulted in a $0.4 million increase in the valuation allowance offset by a $1.2 million decrease from expired NOL. This resulted in an increase to tax expense of $0.4 million and a decrease to the state NOL carryforward of $1.2 million. The valuation allowance adjustment was primarily attributable to a projected decrease in state taxable income for years beyond 2018. This projected decrease impacted the utilization of NOL carryforward in those states where the carryforward period is significantly shorter than the federal carryforward period of 20 years. In certain states, the carryforward period is limited to 5 years. Ultimate usage of these NOLs depends upon our future tax filings. If the valuation allowance is adjusted due to higher or lower than anticipated utilization of the NOLs, the offsetting amount will affect tax expense.

The following table reconciles the total amounts of unrecognized tax benefits, without interest, at the beginning and end of the period included in Other deferred credits and other liabilities on the accompanying Consolidated Balance Sheets (in thousands):

Changes in Uncertain Tax Positions
Beginning balance at January 1, 2016	$31,986
Additions for prior year tax positions	2,423
Reductions for prior year tax positions	(19,174)
Additions for current year tax positions	—
Settlements	(11,643)
Ending balance at December 31, 2016	3,592
Additions for prior year tax positions	358
Reductions for prior year tax positions	(5,713)
Additions for current year tax positions	5,026
Settlements	—
Ending balance at December 31, 2017	3,263
Additions for prior year tax positions	251
Reductions for prior year tax positions	(417)
Additions for current year tax positions	486
Settlements	—
Ending balance at December 31, 2018	$3,583

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.1 million.

We recognized no interest expense associated with income taxes for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. We had no accrued interest (before tax effect) associated with income taxes at December 31, 2018 and December 31, 2017.

The Company is subject to federal income tax as well as income tax in various state and local jurisdictions. Black Hills Gas, Inc. and subsidiaries, which files a separate consolidated tax return from Black Hills Corporation and subsidiaries through March 31, 2018, is under examination by the IRS for 2014. Black Hills Corporation is no longer subject to examination for tax years prior to 2015.

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

As of December 31, 2018, we do not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease on or before December 31, 2019.

State tax credits have been generated and are available to offset future state income taxes. At December 31, 2018, we had the following state tax credit carryforwards (in thousands):

State Tax Credit Carryforwards		Expiration Year
Investment tax credit	$20,285	2023	to	2036
Research and development	$180	No expiration

As of December 31, 2018, we had an $11 million valuation allowance against the state tax credit carryforwards. Our ability to utilize such credits resulted in an increase of the valuation allowance of approximately $3.5 million of which approximately $1.9 million resulted in an increase to tax expense. The remaining $1.6 million increase is attributable to our regulated business and is being accounted for under the deferral method whereby the credits are amortized to tax expense over the estimated useful life of the underlying asset that generated the credit. The valuation allowance adjustment was primarily attributable to the impact of lower projected apportionment factors resulting in decreased state taxable income in years beyond 2018. Ultimate usage of these credits depends upon our future tax filings. If the valuation allowance is adjusted due to higher or lower than anticipated utilization of the state tax credit carryforwards, the offsetting amount will affect tax expense.

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

The following table details reclassifications out of AOCI and into net income. The amounts in parentheses below indicate decreases to net income in the Consolidated Statements of Income (Loss) for the period, net of tax (in thousands):

	Location on the Consolidated Statements of Income (Loss)	Amount Reclassified from AOCI
		December 31, 2018	December 31, 2017
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(2,851)	$(2,941)
Commodity contracts	Net (loss) from discontinued operations	—	913
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(130)	(243)
		(2,981)	(2,271)
Income tax	Income tax benefit (expense)	630	875
Total reclassification adjustments related to cash flow hedges, net of tax		$(2,351)	$(1,396)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$178	$168
Prior service cost	Net (loss) from discontinued operations	—	29

Actuarial gain (loss)	Operations and maintenance	(2,487)	(1,599)
Actuarial gain (loss)	Net (loss) from discontinued operations	—	(58)
		(2,309)	(1,460)
Income tax	Income tax benefit (expense)	543	(516)
Total reclassification adjustments related to defined benefit plans, net of tax		(1,766)	(1,976)
Total reclassifications		$(4,117)	$(3,372)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2017	$(19,581)	$(518)	$(21,103)	$(41,202)
Other comprehensive income (loss)
before reclassifications	—	755	2,155	2,910
Amounts reclassified from AOCI	2,252	99	1,766	4,117
Reclassification to regulatory asset	—	—	6,519	6,519
Reclassification of certain tax effects from AOCI	22	(8)	726	740
As of December 31, 2018	$(17,307)	$328	$(9,937)	$(26,916)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2016	$(18,109)	$(233)	$(16,541)	$(34,883)
Other comprehensive income (loss)
before reclassifications	—	231	(1,890)	(1,659)
Amounts reclassified from AOCI	1,912	(516)	944	2,340
Reclassification of certain tax effects from AOCI	(3,384)	—	(3,616)	(7,000)
As of December 31, 2017	$(19,581)	$(518)	$(21,103)	$(41,202)

(17)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years ended December 31,	2018	2017	2016
	(in thousands)
Non-cash investing activities and financing from continuing operations -
Property, plant and equipment acquired with accrued liabilities	$69,017	$28,191	$27,034
Increase (decrease) in capitalized assets associated with asset retirement obligations	$2,625	$3,198	$8,577

Cash (paid) refunded during the period for continuing operations-
Interest (net of amount capitalized)	$(137,965)	$(132,428)	$(113,627)
Income taxes (paid) refunded	$(14,730)	$1,775	$(1,156)

(18)    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We sponsor a 401(k) retirement savings plan (the 401(k) Plan). Participants in the 401(k) Plan may elect to invest a portion of their eligible compensation in the 401(k) Plan up to the maximum amounts established by the IRS. The 401(k) Plan provides employees the opportunity to invest up to 50% of their eligible compensation on a pre-tax or after-tax basis.

The 401(k) Plan provides a Company matching contribution for all eligible participants. Certain eligible participants who are not currently accruing a benefit in the Pension Plan also receive a Company retirement contribution based on the participant’s age and years of service. Vesting of all Company and matching contributions occurs at 20% per year with 100% vesting when the participant has 5 years of service with the Company.

The SourceGas Retirement Savings Plan was merged into the Black Hills Corporation Retirement Savings Plan effective December 31, 2017. The plan design of the Black Hills Corporation 401(k) Plan applies to all eligible employees as of January 1, 2018.

Defined Benefit Pension Plan (Pension Plan)

We have one defined benefit pension plan, the Black Hills Retirement Plan (Pension Plan). The Pension Plan covers certain eligible employees of the Company. The benefits for the Pension Plan are based on years of service and calculations of average earnings during a specific time period prior to retirement. The Pension Plan is closed to new employees and frozen for certain employees who did not meet age and service based criteria.

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

The expected rate of return on the Pension Plan assets is determined by reviewing the historical and expected returns of both equity and fixed income markets, taking into account asset allocation, the correlation between asset class returns, and the mix of active and passive investments. The Pension Plan utilizes a dynamic asset allocation where the target range to return-seeking and liability-hedging assets is determined based on the funded status of the Plan. As of December 31, 2018, the expected rate of return on pension plan assets was based on the targeted asset allocation range of 29% to 37% return-seeking assets and 63% to 71% liability-hedging assets.

Our Pension Plan is funded in compliance with the federal government’s funding requirements.

Plan Assets

The percentages of total plan asset by investment category for our Pension Plan at December 31 were as follows:

	2018	2017
Equity	17%	26%
Real estate	4	4
Fixed income	71	63
Cash	3	1
Hedge funds	5	6
Total	100%	100%

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

Plan Contributions

Contributions to the Pension Plan are cash contributions made directly to the Master Trust. Healthcare and Supplemental Plan contributions are made in the form of benefit payments. Healthcare benefits include company and participant paid premiums. Contributions for the years ended December 31 were as follows (in thousands):

	2018	2017
Defined Contribution Plan
Company retirement contribution	$8,766	$10,223
Matching contributions	$13,559	$9,811

	2018	2017
Defined Benefit Plans
Defined Benefit Pension Plan	$12,700	$27,700
Non-Pension Defined Benefit Postretirement Healthcare Plans	$5,298	$4,332
Supplemental Non-Qualified Defined Benefit Plans	$2,073	$3,217

While we do not have required contributions, we expect to make approximately $13 million in contributions to our Pension Plan in 2019.

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

The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis (in thousands):

Pension Plan	December 31, 2018
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
AXA Equitable General Fixed Income	$—	$1,867	$—	$1,867	$—	$1,867
Common Collective Trust - Cash and Cash Equivalents	—	9,923	—	9,923	—	9,923
Common Collective Trust - Equity	—	67,457	—	67,457	—	67,457
Common Collective Trust - Fixed Income	—	279,148	—	279,148	—	279,148
Common Collective Trust - Real Estate	—	67	—	67	13,551	13,618
Hedge Funds	—	—	—	—	18,783	18,783
Total investments measured at fair value	$—	$358,462	$—	$358,462	$32,334	$390,796

Pension Plan	December 31, 2017
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
AXA Equitable General Fixed Income	$—	$1,280	$—	$1,280	$—	$1,280
Common Collective Trust - Cash and Cash Equivalents	—	2,184	—	2,184	—	2,184
Common Collective Trust - Equity	—	109,496	—	109,496	—	109,496
Common Collective Trust - Fixed Income	—	262,329	—	262,329	—	262,329
Common Collective Trust - Real Estate	—	1,728	—	1,728	15,701	17,429
Hedge Funds	—	—	—	—	23,625	23,625
Total investments measured at fair value	$—	$377,017	$—	$377,017	$39,326	$416,343
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

Non-pension Defined Benefit Postretirement Healthcare Plans	December 31, 2018
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
Cash and Cash Equivalents	$4,873	$—	$—	$4,873	$—	$4,873
Equity Securities	1,005	—	—	1,005	—	1,005
Intermediate-term Bond	—	2,284	—	2,284	—	2,284
Total investments measured at fair value	$5,878	$2,284	$—	$8,162	$—	$8,162

Non-pension Defined Benefit Postretirement Healthcare Plans	December 31, 2017
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
Cash and Cash Equivalents	$4,671	$—	$—	$4,671	$—	$4,671
Equity Securities	1,374	—	—	1,374	—	1,374
Intermediate-term Bond	—	2,576	—	2,576	—	2,576
Total investments measured at fair value	$6,045	$2,576	$—	$8,621	$—	$8,621
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
Hedge Funds: These funds represent investments in other investment funds that seek a return utilizing a number of diverse investment strategies. The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions. Amounts are reported on a one-month lag. The fair value of hedge funds is determined using net asset value per share based on the fair value of the hedge fund’s underlying investments. 20% of the shares may be redeemed at the end of each month with a 10-day notice and full redemptions are available at the end of each quarter with 45-day notice, and is limited to a percentage of the total net assets value of the fund. The net asset values are based on the fair value of each fund’s underlying investments. There are no unfunded commitments related to these hedge funds.
Other Plan Information

The following tables provide a reconciliation of the employee benefit plan obligations, fair value of assets and amounts recognized in the Consolidated Balance Sheets, components of the net periodic expense and elements of AOCI:

Benefit Obligations

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans
As of December 31 (in thousands),	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$474,725	$440,179	$45,112	$43,869	$69,339	$68,023
Service cost	6,834	7,034	1,764	2,937	2,291	2,300
Interest cost	15,470	15,520	1,170	1,276	2,085	2,141
Actuarial (gain) loss	(31,340)	36,661	(2,963)	247	(9,045)	(396)
Amendments	—	—	—	—	—	265
Benefits paid	(20,308)	(24,669)	(2,073)	(3,217)	(5,298)	(4,332)
Plan participants’ contributions	—	—	—	—	1,445	1,338
Projected benefit obligation at end of year	$445,381	$474,725	$43,010	$45,112	$60,817	$69,339

Employee Benefit Plan Assets

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans (a)
As of December 31 (in thousands),	2018	2017	2018	2017	2018	2017
Change in fair value of plan assets:
Beginning fair value of plan assets	$416,343	$364,695	$—	$—	$8,621	$8,470
Investment income (loss)	(17,939)	48,617	—	—	(149)	120
Employer contributions	12,700	27,700	2,073	3,217	3,543	3,025
Retiree contributions	—	—	—	—	1,445	1,338
Benefits paid	(20,308)	(24,669)	(2,073)	(3,217)	(5,298)	(4,332)
Ending fair value of plan assets	$390,796	$416,343	$—	$—	$8,162	$8,621
____________________

(a)	Assets of VEBAs and Grantor Trust.

The funded status of the plans and the amounts recognized in the Consolidated Balance Sheets at December 31 consist of (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Regulatory assets	$82,919	$72,756	$—	$—	$6,655	$11,507
Current liabilities	$—	$—	$1,463	$1,372	$3,885	$4,423
Non-current assets	$—	$—	$—	$—	$249	$69
Non-current liabilities	$54,585	$58,381	$41,547	$43,739	$49,015	$56,365
Regulatory liabilities	$4,620	$5,232	$—	$—	$5,207	$3,334

Accumulated Benefit Obligation

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans
As of December 31 (in thousands)	2018	2017	2018	2017	2018	2017
Accumulated Benefit Obligation	$428,851	$450,394	$40,530	$41,243	$60,817	$69,339

Components of Net Periodic Expense

Net periodic expense consisted of the following for the year ended December 31 (in thousands):

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$6,834	$7,034	$7,619	$1,764	$1,546	$1,335	$2,291	$2,300	$1,757
Interest cost	15,470	15,520	15,743	1,170	1,276	1,257	2,085	2,141	1,942
Expected return on assets	(24,741)	(24,517)	(23,062)	—	—	—	(315)	(315)	(279)
Net amortization of prior service cost	58	58	58	2	2	2	(398)	(411)	(428)
Recognized net actuarial loss (gain)	8,632	4,007	7,173	1,000	1,001	829	216	499	335
Settlement expense(a)	—	—	10	—	—	—		—	—
Net periodic expense	$6,253	$2,102	$7,541	$3,936	$3,825	$3,423	$3,879	$4,214	$3,327
____________________

(a)	Settlement expense is the result of lump-sum payments on the SourceGas Retirement Plan in excess of interest and service costs for the year.

For the year ended December 31, 2018, service costs were recorded in Operations and maintenance expense while non-service costs were recorded in Other expense, on the Consolidated Statements of Income. For the years ended December 31, 2017 and 2016, service costs and non-service costs were recorded in Operations and maintenance expense. Because prior years’ costs were not considered material, they were not reclassified on the Consolidated Statements of Income. See Note 1 for additional information.

AOCI

For defined benefit plans, amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31 were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Net (gain) loss	$11,967	$10,056	$4,668	$6,639	$860	$1,309
Prior service cost (gain)	1	21	3	4	(317)	(542)
Reclassification of certain tax effects from AOCI	(594)	2,087	(87)	1,371	(45)	158
Reclassification to regulatory asset	(5,600)	—	—	—	(919)	—
Total AOCI	$5,774	$12,164	$4,584	$8,014	$(421)	$925

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plans
Weighted-average assumptions used to determine benefit obligations:	2018	2017	2016	2018	2017	2016	2018	2017	2016

Discount rate	4.40%	3.71%	4.27%	4.34%	3.56%	4.02%	4.28%	3.60%	3.96%
Rate of increase in compensation levels	3.52%	3.43%	3.47%	5.00%	5.00%	5.00%	N/A	N/A	N/A

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plans
Weighted-average assumptions used to determine net periodic benefit cost for plan year:	2018	2017	2016	2018	2017	2016	2018	2017	2016

Discount rate (a)	3.71%	4.27%	4.50%	3.67%	4.02%	4.28%	3.60%	4.05%	4.18%
Expected long-term rate of return on assets (b)	6.25%	6.75%	6.87%	N/A	N/A	N/A	3.93%	3.88%	3.83%
Rate of increase in compensation levels	3.43%	3.47%	3.42%	5.00%	5.00%	5.00%	N/A	N/A	N/A
_____________________________

(a)	The estimated discount rate for the Defined Benefit Pension Plan is 4.40% for the calculation of the 2019 net periodic pension costs.

(b)	The expected rate of return on plan assets is 6.00% for the calculation of the 2019 net periodic pension cost.

The healthcare benefit obligation was determined at December 31 as follows:

	2018	2017
Trend Rate - Medical
Pre-65 for next year - All Plans	6.70%	7.00%
Pre-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2027	2027

Post-65 for next year - All Plans	4.94%	5.00%
Post-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2026	2026

Beginning in 2016, the Company changed the method used to estimate the service and interest cost components of the net periodic pension, supplemental non-qualified defined benefit and other postretirement benefit costs. See “Pension and Postretirement Benefit Obligations” within our Critical Accounting Policies in Item 7 on Form 10-K for additional details.

The following benefit payments, which reflect future service, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Plans	Non-Pension Defined Benefit Postretirement Healthcare Plans
2019	$24,405	$1,463	$4,898
2020	$25,847	$1,406	$5,545
2021	$26,951	$1,617	$5,695
2022	$27,972	$1,727	$5,849
2023	$29,002	$1,912	$5,607
2024-2028	$151,915	$12,208	$24,953

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

•
South Dakota Electric’s firm point-to-point transmission service agreement with PacifiCorp expiring December 31, 2023. The agreement provides 50 MW of capacity and energy to be transmitted annually by PacifiCorp.

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

•	South Dakota Electric’s PPA with Platte River Power Authority (PRPA) to purchase up to 12 MW of wind energy through PRPA’s agreement with Silver Sage. This agreement will expire September 30, 2029.

Costs under these power purchase contracts for the years ended December 31 were as follows (in thousands):

	2018	2017	2016
PPA with PacifiCorp	$13,681	$13,218	$12,221
Transmission services agreement with PacifiCorp	$1,742	$1,671	$1,428
PPA with Happy Jack	$3,884	$3,846	$3,836
PPA with Silver Sage	$5,376	$4,934	$4,949
Busch Ranch I Wind Farm (a)	$—	$1,966	$2,071
PPA with Platte River Power Authority	$223	$—	$—
PPAs with Cargill (b)	$—	$—	$10,995
________________

(a)
On December 11, 2018, Black Hills Electric Generation purchased a 50% ownership interest of the Busch Ranch I Wind Farm from AltaGas. Black Hills Electric Generation and Colorado Electric now collectively own 100% of the wind farm.

(b)	PPAs with Cargill expired on December 31, 2016.

Power Purchase Agreement - Related Party

On December 11, 2018, Black Hills Electric Generation purchased a 50% ownership interest in the 29 MW Busch Ranch I Wind Farm, previously owned by AltaGas. Black Hills Electric Generation will provide its 14.5 MW share of energy from the wind farm to Colorado Electric through a new PPA that replaces the PPA that Colorado Electric had with AltaGas, expiring in October 2037.

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

Our Gas Utilities segment has commitments to purchase physical quantities of natural gas under contracts indexed to various forward natural gas price curves. A portion of our gas purchases are purchased under evergreen contracts and are therefore, for purposes of this disclosure, carried out for 60 days. At December 31, 2018, the long-term commitments to purchase quantities of natural gas under contracts indexed to the following forward indices were as follows (in MMBtus):

	CIG Rockies	NNG-Ventura	NWPL-Wyoming	Other
2019	5,803,117	3,650,000	720,000	236
2020	75,075	3,660,000	0	0
2021	0	3,650,000	0	0
2022	0	1,810,000	0	0
2023	0	0	0	0
Thereafter	0	0	0	0

Purchases under these contracts totaled $27 million, $65 million and $31 million for 2018, 2017 and 2016, respectively.

The following is a schedule of unconditional purchase obligations required under the power purchase, transmission services, coal and natural gas transportation and storage agreements (in thousands):

	Power Purchase Agreements	Transportation and storage agreements
2019	$22,092	$129,018
2020	$6,837	$127,326
2021	$6,203	$118,707
2022	$6,203	$92,635
2023	$6,204	$73,919
Thereafter	$—	$148,363

Future Purchase Agreement - Related Party

Wyoming Electric’s PPA for 60 MW of capacity and energy from Black Hills Wyoming’s Wygen I generating facility expiring on December 31, 2022, includes an option for Wyoming Electric to purchase Black Hills Wyoming’s ownership in the Wygen I facility. The purchase price related to the option is $2.1 million per MW which is the equivalent per MW of the pre-construction estimated cost of the Wygen III plant, which was completed in April 2010. This option purchase price is adjusted for capital additions and reduced by an amount equal to annual depreciation based on a 35-year life starting January 1, 2009. The purchase option would be subject to WPSC and FERC approval in order to obtain regulatory treatment.

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

•
South Dakota Electric has a PPA with MEAN expiring May 31, 2028. This contract is unit-contingent on up to 10 MW from Neil Simpson II and up to 10 MW from Wygen III based on the availability of these plants. The capacity purchase requirements decrease over the term of the agreement.

•	South Dakota Electric has an agreement through December 31, 2021 to provide 50 MW of energy to Macquarie Energy, LLC during heavy and light load timing intervals.

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

Under its land lease for Busch Ranch I, Colorado Electric is required to reclaim all land where it has placed wind turbines. The reclamation liability is recorded at the present value of the estimated future cost to reclaim the land.

Under its mining permit, WRDC is required to reclaim all land where it has mined coal reserves. The reclamation liability is recorded at the present value of the estimated future cost to reclaim the land.

See Note 8 for additional information.

Manufactured Gas Processing

As a result of the Aquila Transaction, we acquired whole and partial liabilities for former manufactured gas processing sites in Nebraska and Iowa which were previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, now valued at $1.1 million recorded in Other assets, non-current on our Consolidated Balance Sheets, which will be used to help offset remediation costs. We also have a $1.0 million regulatory asset for manufactured gas processing sites; see Note 1.

As of December 31, 2018, our estimated liabilities for Iowa’s MGP site currently range from approximately $2.6 million to $6.1 million for which we had $2.6 million accrued for remediation of the site as of December 31, 2018 included in Other deferred credits and other liabilities on our Consolidated Balance Sheets. The remediation cost estimate could change materially due to results of further investigations, actions of environmental agencies or the financial viability of other responsible parties.

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

We had the following guarantees in place as of (in thousands):

	Maximum Exposure at
Nature of Guarantee	December 31, 2018	Expiration
Indemnification for subsidiary reclamation/surety bonds (a)	$54,683	Ongoing
Contract performance guarantee (b)	39,807	December 2019
	$94,490
_______________________

(a)
We have guarantees in place for reclamation and surety bonds for our subsidiaries. The guarantees were entered into in the normal course of business. To the extent liabilities are incurred as a result of activities covered by the surety bonds, such liabilities are included in our Consolidated Balance Sheets.

(b)
BHC has guaranteed the full and complete payment and performance on behalf of Black Hills Electric Generation for construction of the Busch Ranch II Wind Farm. The guarantee terminates when BHC or Black Hills Electric Generation has paid for and performed all guaranteed obligations. The guarantee decreases as progress payments are made.

(21)    DISCONTINUED OPERATIONS

Results of operations for discontinued operations have been classified as Net (loss) from discontinued operations in the accompanying Consolidated Statements of Income. Current assets and current liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Current assets held for sale” and “Current liabilities held for sale”, respectively. Prior periods relating to our discontinued operations have also been reclassified to reflect consistency within our consolidated financial statements.

Oil and Gas Segment

On November 1, 2017, the BHC Board of Directors approved a complete divestiture of our Oil and Gas segment. As of December 31, 2018, we have sold our oil and gas properties and completed the exit of the Oil and Gas business.

In 2017, we performed a fair value assessment of the assets and liabilities classified as held for sale. We evaluated our disposal groups classified as held for sale based on the lower of carrying value or fair value less cost to sell. The market approach was based on our fourth quarter 2017 sale of our Powder River Basin assets and pending sale transactions of our other properties. We believe that the estimates used in calculating the fair value of our assets and liabilities held for sale were reasonable based on the information that was known when the estimates were made. At December 31, 2017, the fair value of our held for sale assets was less than our carrying value, which required an after-tax write down of $13 million. There were no adjustments made to the fair value of our held for sale liabilities.

For the year ended December 31, 2018, we recorded $3.3 million of expenses comprised of royalty payments and reclamation costs related to final closing on the sale of BHEP assets.

Total assets and liabilities of BHEP at December 31, 2017 were classified as Current assets held for sale and Current liabilities held for sale on the accompanying Consolidated Balance Sheets due to the final disposals occurring in 2018.

As of
(in thousands)	December 31, 2017
Other current assets	$10,360
Deferred income tax assets, noncurrent, net	16,966
Property, plant and equipment, net	56,916
Other current liabilities	(18,966)
Other noncurrent liabilities	(22,808)
Net assets	$42,468

At December 31, 2017, the Oil and Gas segment’s net deferred tax assets were primarily comprised of basis differences on oil and gas properties.

BHEP’s Other current liabilities at December 31, 2017 consisted primarily of accrued royalties, payroll and property taxes. Other noncurrent liabilities at December 31, 2017 consisted primarily of ARO obligations relating to plugging and abandonment of oil and gas wells.

Operating results of the Oil and Gas segment included in Discontinued operations on the accompanying Consolidated Statements of Income were as follows (in thousands):

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Revenue	$5,897	$25,382	$34,058

Operations and maintenance	11,014	22,872	27,187
Loss on sale of assets	3,259	—	—
Depreciation, depletion and amortization	1,300	7,521	13,510
Impairment of long-lived assets	—	20,385	106,957
Total operating expenses	15,573	50,778	147,654

Operating (loss)	(9,676)	(25,396)	(113,596)

Interest income (expense), net	(19)	181	698
Other income (expense), net	190	(297)	110
Income tax benefit	2,618	8,413	48,626

(Loss) from discontinued operations	$(6,887)	$(17,099)	$(64,162)

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

As a result of continued low commodity prices throughout 2016, we recorded non-cash ceiling test impairments of our Oil and Gas assets totaling approximately $92 million for the year ended December 31, 2016. In determining the ceiling value of our assets, we utilized the average of the quoted prices from the first day of each month from the previous 12 months. For natural gas, the average NYMEX price was $2.48 per Mcf, adjusted to $2.25 per Mcf at the wellhead; for crude oil, the average NYMEX price was $42.75 per barrel, adjusted to $37.35 per barrel at the wellhead.

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

(22)    OIL AND GAS RESERVES (Unaudited)

On November 1, 2017, we initiated the process of divesting all Oil and Gas segment assets in order to fully exit the oil and gas business. On November 1, 2017, we stopped the use of the full-cost method of accounting for our oil and gas business. The assets and liabilities have been classified as held for sale and the results of operations are included in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. As a result, our oil and gas reserves were no longer considered significant in 2017. Oil and Gas reserves were considered significant in 2016. For more information, see Note 21.

Costs Incurred

Following is a summary of costs incurred in oil and gas property acquisition, exploration and development during the years ended December 31 (in thousands):

2016
Acquisition of properties:
Proved	$—
Unproved	910
Exploration costs	1,102
Development costs	4,657
Asset retirement obligations incurred	—
Total costs incurred	$6,669

Reserves

The following table summarizes BHEP’s quantities of proved developed and undeveloped oil, natural gas and NGL reserves, estimated using SEC-defined product prices, as of December 31, 2016 and a reconciliation of the changes. The summary information presented for our estimated proved developed and undeveloped crude oil, natural gas, and NGL reserves and the 10% discounted present value of estimated future net revenues is based on reports prepared by Cawley Gillespie & Associates (CG&A), an independent consulting and engineering firm located in Fort Worth, Texas. CG&A is a Texas Registered Engineering Firm. Our primary contact at CG&A is Mr. Zane Meekins. Mr. Meekins has been practicing consulting petroleum engineering since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas, a member of the Society of Petroleum Evaluation Engineers (SPEE), and has over 31 years of practical experience in petroleum engineering and over 29 years of experience in the estimation and evaluation of reserves. Reserves were determined consistent with SEC requirements using a 12-month average product price calculated using the first-day-of-the-month price for each of the 12 months in the reporting period held constant for the life of the properties. Reserves for crude oil, natural gas, and NGLs are reported separately and then combined for a total MMcfe (where oil and NGLs in Mbbl are converted to an MMcfe basis by multiplying Mbbl by six). Such reserve estimates were inherently imprecise and may be subject to revisions as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

Minor differences in amounts may result in the following tables relating to oil and gas reserves due to rounding.

	2016
	Oil	Gas	NGL
	(in Mbbls of oil and NGL, and MMcf of gas)
Proved developed and undeveloped reserves:
Balance at beginning of year	3,450	73,412	1,752
Production (a)	(319)	(9,430)	(133)
Sales	(570)	(1,291)	(17)
Additions - extensions and discoveries	3	52	—
Revisions to previous estimates	(322)	(8,173)	110
Balance at end of year	2,242	54,570	1,712

Proved developed reserves at end of year included above	2,242	54,570	1,712

Proved undeveloped reserves at the end of year included in above	—	—	—

NYMEX prices	$42.75	$2.48	$—

Well-head reserve prices(c)	$37.35	$2.25	$11.92
________________________

(a)	Production for reserve calculations did not include volumes for natural gas liquids (NGLs) for historical periods.

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

Capitalized Costs

Following is information concerning capitalized costs for the years ended December 31 (in thousands):

2016
Unproved oil and gas properties	$18,547
Proved oil and gas properties	1,043,558
Gross capitalized costs	1,062,105

Accumulated depreciation, depletion and amortization and valuation allowances	(1,000,091)
Net capitalized costs	$62,014

Results of Operations

For more on oil and gas producing activities included in discontinued operations, see Note 21. Following is a summary of results of operations for producing activities for the years ended December 31 (in thousands):

2016
Revenue	$34,058

Production costs	17,231
Depreciation, depletion and amortization	12,574
Impairment of long-lived assets	106,957
Total costs	136,762
Results of operations from producing activities before tax	(102,704)

Income tax benefit (expense)	37,916
Results of operations from producing activities (excluding general and administrative costs and interest costs)	$(64,788)

Unproved Properties

Unproved properties not subject to amortization at December 31, 2016 consisted mainly of exploration costs on various existing work-in-progress projects as well as leasehold acquired through significant natural gas and oil property acquisitions and through direct purchases of leasehold. We capitalized approximately $0.9 million of interest during 2016 on significant investments in unproved properties that were not yet included in the amortization base of the full-cost pool.
The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2016 and notes the year in which the associated costs were incurred (in thousands):

2016
Leasehold acquisition cost	$963
Exploration cost	532
Capitalized interest	50
Total	$1,545

Standardized Measure of Discounted Future Net Cash Flows

Following is a summary of the standardized measure of discounted future net cash flows and changes relating to proved oil and gas reserves for the years ended December 31 (in thousands):

2016
Future cash inflows	$246,221
Future production costs	(166,248)
Future development costs, including plugging and abandonment	(18,333)
Future net cash flows	61,640
10% annual discount for estimated timing of cash flows	(26,574)
Standardized measure of discounted future net cash flows	$35,066

The following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended December 31 (in thousands):

2016
Standardized measure - beginning of year	$79,028
Sales and transfers of oil and gas produced, net of production costs	(4,314)
Net changes in prices and production costs	(32,698)
Changes in future development costs	1,825
Revisions of previous quantity estimates	(7,477)
Accretion of discount	7,903
Sales of reserves	(9,201)
Standardized measure - end of year	$35,066

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

(23)    QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following tables set forth select unaudited historical operating results and market data for each quarter of 2018 and 2017.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts, dividends and common stock prices)
2018
Revenue	$575,389	$355,704	$321,979	$501,196
Operating income (loss)	$148,274	$69,551	$65,085	$114,127
Income (loss) from continuing operations	$138,977	$27,167	$21,801	$91,604
Income (loss) from discontinued operations	$(2,343)	$(2,427)	$(857)	$(1,260)
Net income attributable to noncontrolling interest	$(3,630)	$(2,823)	$(3,994)	$(3,773)
Net income (loss) available for common stock	$133,004	$21,917	$16,950	$86,571

Amounts attributable to common shareholders:
Net income (loss) from continuing operations	$135,347	$24,344	$17,807	$87,831
Net income (loss) from discontinued operations	$(2,343)	$(2,427)	$(857)	$(1,260)
Net income (loss) available for common stock	$133,004	$21,917	$16,950	$86,571

Income (loss) per share for continuing operations - Basic	$2.54	$0.46	$0.33	$1.52
Income (loss) per share for discontinued operations - Basic	$(0.05)	$(0.05)	$(0.02)	$(0.02)
Earnings (loss) per share - Basic	$2.49	$0.41	$0.32	$1.50

Income (loss) per share for continuing operations - Diluted	$2.50	$0.45	$0.32	$1.51
Income (loss) per share for discontinued operations - Diluted	$(0.04)	$(0.05)	$(0.02)	$(0.02)
Earnings (loss) per share - Diluted	2.46	0.40	0.31	1.49

Included within the Income (loss) from continuing operations in the first and fourth quarters of 2018 are tax benefits of $49 million and $23 million, respectively, related to goodwill that is amortizable for tax purposes which resulted from legal entity restructuring.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts, dividends and common stock prices)
2017
Revenue	$547,528	$341,829	$335,611	$455,298
Operating income (loss)	$150,186	$69,796	$79,559	$117,195
Income (loss) from continuing operations	$81,715	$25,927	$32,898	$67,835
Income (loss) from discontinued operations	$(1,569)	$(616)	$(1,300)	$(13,614)
Net income attributable to noncontrolling interest	$(3,623)	$(3,116)	$(3,935)	$(3,568)
Net income (loss) available for common stock	$76,523	$22,195	$27,663	$50,653

Amounts attributable to common shareholders:
Net income (loss) from continuing operations	78,092	22,811	28,963	64,267
Net income (loss) from discontinued operations	(1,569)	(616)	(1,300)	(13,614)
Net income (loss) available for common stock	76,523	22,195	27,663	50,653

Income (loss) per share for continuing operations - Basic	$1.47	$0.43	$0.54	$1.21
Income (loss) per share for discontinued operations - Basic	(0.03)	(0.01)	(0.02)	(0.26)
Earnings (loss) per share - Basic	$1.44	$0.42	$0.52	$0.95

Income (loss) per share for continuing operations - Diluted	$1.42	$0.41	$0.52	$1.17
Income (loss) per share for discontinued operations - Diluted	(0.03)	(0.01)	(0.02)	(0.25)
Earnings (loss) per share - Diluted	$1.39	$0.40	$0.50	$0.92

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

Included within the Loss from discontinued operations in the fourth quarter of 2017 is an after-tax non-cash impairment of oil and gas properties of $13 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2018. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is presented on Page 86 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors and information required by Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Executive Officers

David R. Emery, age 56, has been Executive Chairman since January 1, 2019, Chairman and Chief Executive Officer from 2016 through 2018, and Chairman, President and Chief Executive Officer from 2005 through 2015. Prior to that, he held various positions with the Company, including President and Chief Executive Officer and member of the Board of Directors from 2004 to 2005, President and Chief Operating Officer — Retail Business Segment from 2003 to 2004 and Vice President — Fuel Resources from 1997 to 2003. Mr. Emery has 29 years of experience with the Company.

Linden R. Evans, age 56, has been President and Chief Executive Officer since January 1, 2019, President and Chief Operating Officer from 2016 through 2018, and President and Chief Operating Officer — Utilities from 2004 through 2015. Mr. Evans served as the Vice President and General Manager of our former communication subsidiary in 2003 and 2004, and Associate Counsel from 2001 to 2003. Mr. Evans has 17 years of experience with the Company.

Scott A. Buchholz, age 57, has been our Senior Vice President — Chief Information Officer since the closing of the Aquila Transaction in 2008. Prior to joining the Company, he was Aquila’s Vice President of Information Technology from 2005 until 2008, Six Sigma Deployment Leader/Black Belt from 2004 until 2005, and General Manager, Corporate Information Technology from 2002 until 2004. Mr. Buchholz has 38 years of experience with the Company, including 28 years with Aquila.

Brian G. Iverson, age 56, has been Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since February 1, 2019. He served as Senior Vice President, General Counsel and Chief Compliance Officer from 2016 to February 2019, Senior Vice President - Regulatory and Governmental Affairs and Assistant General Counsel from 2014 to 2016, Vice President and Treasurer from 2011 to 2014, Vice President - Electric Regulatory Services from 2008 to 2011 and as Corporate Counsel from 2004 to 2008. Mr. Iverson has 15 years of experience with the Company.

Richard W. Kinzley, age 53, has been Senior Vice President and Chief Financial Officer since 2015. He served as Vice President - Corporate Controller from 2013 to 2014, Vice President - Strategic Planning and Development from 2008 to 2013, and as Director of Corporate Development from 2000 to 2008. Mr. Kinzley has 19 years of experience with the Company.

Jennifer C. Landis, age 44, has been Senior Vice President - Chief Human Resources Officer since February 1, 2017. She served as Vice President of Human Resources from April 2016 through January 2017, Director of Corporate Human Resources and Talent Management from 2013 to April 2016, and Director of Organization Development from 2008 to 2013. Ms. Landis has 17 years of experience with the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table includes information as of December 31, 2018 with respect to our equity compensation plans. These plans include the 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	256,111 (1)	$41.63 (1)	800,180 (2)
Equity compensation plans not approved by security holders	—	$—	—
Total	256,111	$41.63	800,180
_________________________

(1)
Includes 187,362 full value awards outstanding as of December 31, 2018, comprised of restricted stock units, performance shares, short-term incentive plan (STIP) units and Director common stock units. The weighted average exercise price does not include the restricted stock units, performance shares, STIP or common stock units. In addition, 235,748 shares of unvested restricted stock were outstanding as of December 31, 2018, which are not included in the above table because they have already been issued.

(2)
Shares available for issuance are from the 2015 Omnibus Incentive Plan. The 2015 Omnibus Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock based awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is set forth in the Proxy Statement for our 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth in the Proxy Statement for our 2019 Annual Meeting to Shareholders, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements

		Financial statements required under this item are included in Item 8 of Part II

	2.	Schedules

		Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016

	3.	Exhibits

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in our consolidated financial statements and notes thereto.

SCHEDULE II

Consolidated valuation and qualifying accounts are detailed within Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

10.4*†	Black Hills Corporation Non-qualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011 (filed as Exhibit 10.4 to the Registrant’s Form 10-K for 2010).

10.5†	First Amendment to the Black Hills Corporation Nonqualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011.

10.6†	Black Hills Corporation Post-2018 Nonqualified Deferred Compensation Plan.

10.7*†	Black Hills Corporation 2005 Omnibus Incentive Plan (”Omnibus Plan”) (filed as Appendix A to the Registrant’s Proxy Statement filed April 13, 2005).
First Amendment to the Omnibus Plan (filed as Exhibit 10.11 to the Registrant’s Form 10-K for 2008).
Second Amendment to the Omnibus Plan (filed as Exhibit 10 to the Registrant’s Form 8-K filed on May 26, 2010).

10.8*†	Black Hills Corporation 2015 Omnibus Incentive Plan (filed as Appendix B to the Registrant’s Proxy Statement filed March 19, 2015).

10.9*†	Form of Stock Option Agreement for Omnibus Plan effective for awards granted on or after January 1, 2014 (filed as Exhibit 10.7 to the Registrant’s Form 10-K for 2013).
Form of Stock Option Agreement effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.8 to Registrant’s Form 10-K for 2015).

10.10*†	Form of Restricted Stock Award Agreement effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.10 to Registrant’s Form 10-K for 2015).

10.11*†	Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Plan effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.12 to the Registrant’s Form 10-K for 2015).

10.12*†	Form of Performance Share Award Agreement effective for awards granted on or after January 1, 2016 (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).
Form of Performance Share Award Agreement effective for awards granted on or after January 1, 2017 (files as Exhibit 10 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2017).

10.13*†	Form of Short-term Incentive effective for awards granted on or after January 1, 2016 (filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).

10.14*†	Form of Indemnification Agreement (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on September 3, 2004).

10.15*†	Change in Control Agreement dated November 15, 2016 between Black Hills Corporation and David R. Emery (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on November 16, 2016).

10.16*†	Form of Change in Control Agreements between Black Hills Corporation and its non-CEO Senior Executive Officers (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on November 16, 2016).

10.17*†	Outside Directors Stock Based Compensation Plan as Amended and Restated effective January 1, 2009 (filed as Exhibit 10.23 to the Registrant’s Form 10-K for 2008).
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

Fifth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2018 (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2017).

10.18†	Sixth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2019.

10.19*†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees (filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).

10.20*	Equity Distribution Sales Agreement dated August 4, 2017 among Black Hills Corporation and the several Agents named therein (filed as Exhibit 1.1 to the Registrant’s Form 8-K filed on August 4, 2017).

10.21*
Third Amended and Restated Credit Agreement dated as of July 30, 2018 (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and U.S. Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 31, 2018).

10.22*
Amended and Restated Credit Agreement dated as of July 30, 2018 (relating to $300 million, two-year term loan), among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on July 31, 2018).

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

BLACK HILLS CORPORATION

		By:	/S/ LINDEN R. EVANS
Linden R. Evans, President and Chief Executive Officer
Dated:	February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ LINDEN R. EVANS	Director and	February 19, 2019
Linden R. Evans, President	Principal Executive Officer
and Chief Executive Officer

/S/ RICHARD W. KINZLEY	Principal Financial and	February 19, 2019
Richard W. Kinzley, Senior Vice President	Accounting Officer
and Chief Financial Officer

/S/ DAVID R. EMERY	Director and	February 19, 2019
David R. Emery, Executive Chairman	Executive Chairman

/S/ MICHAEL H. MADISON	Director	February 19, 2019
Michael H. Madison

/S/ STEVEN R. MILLS	Director	February 19, 2019
Steven R. Mills

/S/ ROBERT P. OTTO	Director	February 19, 2019
Robert P. Otto

/S/ REBECCA B. ROBERTS	Director	February 19, 2019
Rebecca B. Roberts

/S/ MARK A. SCHOBER	Director	February 19, 2019
Mark A. Schober

/S/ TERESA A. TAYLOR	Director	February 19, 2019
Teresa A. Taylor

/S/ JOHN B. VERING	Director	February 19, 2019
John B. Vering

/S/ THOMAS J. ZELLER	Director	February 19, 2019
Thomas J. Zeller