Form 10-Q
period 2019-06-30
BLACK HILLS CORP /SD/
filed 2019-08-06
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

	Commission File Number	001-31303

Black Hills Corporation
Incorporated in	South Dakota	IRS Identification Number		46-0458824

7001 Mount Rushmore Road	Rapid City		South Dakota	57702

Registrant’s telephone number		(605)	721-1700
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common stock, $1.00 par value	61,063,230	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
Arkansas Gas	Black Hills Energy Arkansas, Inc., a direct, wholly-owned subsidiary of Black Hills Gas Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
Black Hills Energy	The name used to conduct the business of our utility companies
Black Hills Power	Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Wyoming	Black Hills Wyoming, LLC, a direct, wholly-owned subsidiary of Black Hills Electric Generation
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

CAPP	Customer Appliance Protection Plan
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy and providing electric service)
Choice Gas Program
The unbundling of the natural gas service from the distribution component, which opens up the gas supply for competition allowing customers to choose from different natural gas suppliers. Black Hills Gas Distribution and Wyoming Gas distribute the gas and Black Hills Energy Services, Wyoming Gas and Black Hills Gas Distribution are Choice Gas suppliers.

CIAC	Contribution In Aid of Construction
City of Gillette	Gillette, Wyoming
Chief operating decision maker (CODM)	Chief Executive Officer
Colorado Electric	Black Hills Colorado Electric, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings (doing business as Black Hills Energy)
Colorado Gas	Black Hills Colorado Gas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings (doing business as Black Hills Energy)
Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Consolidated Indebtedness to Capitalization Ratio
Any indebtedness outstanding at such time, divided by capital at such time. Capital being consolidated net-worth (excluding noncontrolling interest) plus consolidated indebtedness (including letters of credit and certain guarantees issued) as defined within the current Revolving Credit Facility.

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

RSNs	Remarketable junior subordinated notes, issued on November 23, 2015 and retired on August 17, 2018.
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
SourceGas
SourceGas Holdings LLC and its subsidiaries, a gas utility owned by funds managed by Alinda Capital Partners and GE Energy Financial Services, a unit of General Electric Co. (NYSE:GE) that was acquired on February 12, 2016, and is now named Black Hills Gas Holdings, LLC (doing business as Black Hills Energy)

SourceGas Acquisition	The acquisition of SourceGas Holdings, LLC by Black Hills Utility Holdings
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
South Dakota Electric	Black Hills Power, which includes operations in South Dakota, Wyoming and Montana
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act enacted on December 22, 2017
Tech Services
Non-regulated product lines within Black Hills Corporation that 1) provide electrical system construction services to large industrial customers of our electric utilities, and 2) serve gas transportation customers throughout its service territory by constructing and maintaining customer-owner gas infrastructure facilities, typically through one-time contracts.

WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
Wyodak Plant	Wyodak, a 362 MW mine-mouth coal-fired plant in Gillette, Wyoming, owned 80% by Pacificorp and 20% by Black Hills Energy South Dakota. Our WRDC mine supplies all of the fuel for the plant.
Wyoming Electric	Includes Cheyenne Light’s electric utility operations
Wyoming Gas	Black Hills Wyoming Gas, LLC, an indirect and wholly-owned subsidiary of Black Hills Utility Holdings (doing business as Black Hills Energy)

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)

Revenue	$333,888	$355,704	$931,698	$931,093

Operating expenses:
Fuel, purchased power and cost of natural gas sold	89,826	104,661	338,605	352,300
Operations and maintenance	124,931	118,282	248,844	234,378
Depreciation, depletion and amortization	51,595	48,709	102,623	97,299
Taxes - property and production	13,142	13,976	26,661	27,276
Other operating expenses	393	525	833	2,015
Total operating expenses	279,887	286,153	717,566	713,268

Operating income	54,001	69,551	214,132	217,825

Other income (expense):
Interest charges -
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(36,058)	(35,365)	(72,032)	(70,803)
Allowance for funds used during construction - borrowed	1,397	511	2,355	644
Interest income	396	320	695	630
Allowance for funds used during construction - equity	127	242	175	310
Other income (expense), net	137	(1,551)	(700)	(1,723)
Total other income (expense)	(34,001)	(35,843)	(69,507)	(70,942)

Income before income taxes	20,000	33,708	144,625	146,883
Income tax benefit (expense)	(2,307)	(6,541)	(19,570)	19,261
Income from continuing operations	17,693	27,167	125,055	166,144
Net (loss) from discontinued operations	—	(2,427)	—	(4,770)
Net income	17,693	24,740	125,055	161,374
Net income attributable to noncontrolling interest	(3,110)	(2,823)	(6,664)	(6,453)
Net income available for common stock	$14,583	$21,917	$118,391	$154,921

Amounts attributable to common shareholders:
Net income from continuing operations	$14,583	$24,344	$118,391	$159,691
Net (loss) from discontinued operations	—	(2,427)	—	(4,770)
Net income available for common stock	$14,583	$21,917	$118,391	$154,921

Earnings (loss) per share of common stock, Basic -
Earnings from continuing operations	$0.24	$0.46	$1.97	$2.99
(Loss) from discontinued operations	—	(0.05)	—	(0.09)
Total earnings per share of common stock, Basic	$0.24	$0.41	$1.97	$2.90

Earnings (loss) per share of common stock, Diluted -
Earnings from continuing operations	$0.24	$0.45	$1.96	$2.94
(Loss) from discontinued operations	—	(0.05)	—	(0.09)
Total earnings per share of common stock, Diluted	$0.24	$0.40	$1.96	$2.85

Weighted average common shares outstanding:
Basic	60,467	53,355	60,195	53,337
Diluted	60,606	54,520	60,333	54,361

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Net income	$17,693	$24,740	$125,055	$161,374

Other comprehensive income (loss), net of tax:
Reclassification adjustments of benefit plan liability - prior service cost (net of tax of $5, $9, $10 and $19, respectively)	(15)	(35)	(29)	(70)
Reclassification adjustments of benefit plan liability - net gain (loss) (net of tax of $(52), $(135), $(105), and $(271), respectively)	169	487	336	973
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(172), $(152), $(335), and $(304), respectively)	541	561	1,091	1,122
Net unrealized gains (losses) on commodity derivatives (net of tax of $119, $(18), $65 and $51, respectively)	(399)	30	(219)	(198)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $19, $(45), $147 and $(190), respectively)	(64)	118	(490)	594
Other comprehensive income, net of tax	232	1,161	689	2,421

Comprehensive income	17,925	25,901	125,744	163,795
Less: comprehensive income attributable to noncontrolling interest	(3,110)	(2,823)	(6,664)	(6,453)
Comprehensive income available for common stock	$14,815	$23,078	$119,080	$157,342

See Note 13 for additional disclosures.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	June 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,642	$20,776
Restricted cash	3,602	3,369
Accounts receivable, net	166,513	269,153
Materials, supplies and fuel	102,830	117,299
Derivative assets, current	405	1,500
Income tax receivable, net	13,547	12,978
Regulatory assets, current	48,925	48,776
Other current assets	27,209	29,982
Total current assets	369,673	503,833

Investments	41,271	41,013

Property, plant and equipment	6,317,112	6,000,015
Less: accumulated depreciation and depletion	(1,224,600)	(1,145,136)
Total property, plant and equipment, net	5,092,512	4,854,879

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	13,867	14,337
Regulatory assets, non-current	234,124	235,459
Other assets, non-current	30,552	14,352
Total other assets, non-current	1,577,997	1,563,602

TOTAL ASSETS	$7,081,453	$6,963,327

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

(unaudited)	As of
	June 30, 2019	December 31, 2018
	(in thousands, except share amounts)
LIABILITIES AND TOTAL EQUITY
Current liabilities:
Accounts payable	$150,508	$210,609
Accrued liabilities	188,517	215,501
Derivative liabilities, current	1,491	947
Regulatory liabilities, current	39,642	29,810
Notes payable	102,500	185,620
Current maturities of long-term debt	5,743	5,743
Total current liabilities	488,401	648,230

Long-term debt	3,049,672	2,950,835

Deferred credits and other liabilities:
Deferred income tax liabilities, net	343,207	311,331
Regulatory liabilities, non-current	514,914	510,984
Benefit plan liabilities	146,648	145,147
Other deferred credits and other liabilities	118,613	109,377
Total deferred credits and other liabilities	1,123,382	1,076,839

Commitments and contingencies (See Notes 8, 10, 15, 16)

Equity:
Stockholders’ equity —
Common stock $1 par value; 100,000,000 shares authorized; issued 61,091,385 and 60,048,567 shares, respectively	61,091	60,049
Additional paid-in capital	1,522,208	1,450,569
Retained earnings	761,222	700,396
Treasury stock, at cost – 25,359 and 44,253 shares, respectively	(1,544)	(2,510)
Accumulated other comprehensive income (loss)	(26,227)	(26,916)
Total stockholders’ equity	2,316,750	2,181,588
Noncontrolling interest	103,248	105,835
Total equity	2,419,998	2,287,423

TOTAL LIABILITIES AND TOTAL EQUITY	$7,081,453	$6,963,327

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2019	2018
Operating activities:	(in thousands)
Net income	$125,055	$161,374
Loss from discontinued operations, net of tax	—	4,770
Income from continuing operations	125,055	166,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	102,623	97,299
Deferred financing cost amortization	4,219	3,694
Stock compensation	7,093	5,221
Deferred income taxes	21,935	(21,419)
Employee benefit plans	5,683	6,911
Other adjustments, net	8,991	4,884
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	14,911	18,492
Accounts receivable, unbilled revenues and other operating assets	99,925	50,711
Accounts payable and other operating liabilities	(107,563)	(96,394)
Regulatory assets - current	16,116	55,637
Regulatory liabilities - current	(6,348)	19,990
Other operating activities, net	(2,861)	(1,372)
Net cash provided by operating activities of continuing operations	289,779	309,798
Net cash provided by operating activities of discontinued operations	—	903
Net cash provided by operating activities	289,779	310,701

Investing activities:
Property, plant and equipment additions	(317,686)	(156,748)
Purchase of investment	—	(24,429)
Other investing activities	389	(373)
Net cash provided by (used in) investing activities of continuing operations	(317,297)	(181,550)
Net cash provided by investing activities of discontinued operations	—	18,024
Net cash provided by (used in) investing activities	(317,297)	(163,526)

Financing activities:
Dividends paid on common stock	(60,952)	(50,879)
Common stock issued	71,759	1,074
Net (payments) borrowings of short-term debt	(83,120)	(89,500)
Long-term debt - issuances	400,000	—
Long-term debt - repayments	(302,871)	(2,871)
Distributions to noncontrolling interest	(9,251)	(9,998)
Other financing activities	(1,948)	(1,527)
Net cash provided by (used in) financing activities	13,617	(153,701)
Net change in cash, cash equivalents and restricted cash	(13,901)	(6,526)
Cash, cash equivalents and restricted cash at beginning of period	24,145	18,240
Cash, cash equivalents and restricted cash at end of period	$10,244	$11,714

See Note 14 for supplemental disclosure of cash flow information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
December 31, 2018	60,048,567	$60,049	44,253	$(2,510)	$1,450,569	$700,396	$(26,916)	$105,835	$2,287,423
Net income available for common stock	—	—	—	—	—	103,808	—	3,554	107,362
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	457	—	457
Dividends on common stock ($0.505 per share)	—	—	—	—	—	(30,332)	—	—	(30,332)
Share-based compensation	48,956	49	(20,497)	1,078	(589)	—	—	—	538
Issuance of common stock	280,497	280	—	—	19,719	—	—	—	19,999
Issuance costs	—	—	—	—	(289)	—	—	—	(289)
Implementation of ASU 2016-02 Leases	—	—	—	—	—	3,390	—	—	3,390
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,846)	(4,846)
March 31, 2019	60,378,020	$60,378	23,756	$(1,432)	$1,469,410	$777,262	$(26,459)	$104,543	$2,383,702
Net income available for common stock	—	—	—	—	—	14,583	—	3,110	17,693
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	232	—	232
Dividends on common stock ($0.505 per share)	—	—	—	—	—	(30,620)	—	—	(30,620)
Share-based compensation	54,767	54	1,603	(112)	3,948	—	—	—	3,890
Issuance of common stock	658,598	659	—	—	49,342	—	—	—	50,001
Issuance costs	—	—	—	—	(492)	—	—	—	(492)
Implementation of ASU 2016-02 Leases	—	—	—	—	—	(3)	—	—	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,405)	(4,405)
June 30, 2019	61,091,385	$61,091	25,359	$(1,544)	$1,522,208	$761,222	$(26,227)	$103,248	$2,419,998

	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
December 31, 2017	53,579,986	$53,580	39,064	$(2,306)	$1,150,285	$548,617	$(41,202)	$111,232	$1,820,206
Net income available for common stock	—	—	—	—	—	133,004	—	3,630	136,634
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,260	—	1,260
Dividends on common stock ($0.475 per share)	—	—	—	—	—	(25,444)	—	—	(25,444)
Share-based compensation	64,770	65	14,895	(743)	1,433	—	—	—	755
Dividend reinvestment and stock purchase plan	4,061	4	—	—	215	—	—	—	219
Other stock transactions	—	—	—	—	—	(16)	18	—	2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,648)	(5,648)
March 31, 2018	53,648,817	$53,649	53,959	$(3,049)	$1,151,933	$656,161	$(39,924)	$109,214	$1,927,984
Net income available for common stock	—	—	—	—	—	21,917	—	2,823	24,740
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,161	—	1,161
Dividends on common stock ($0.475 per share)	—	—	—	—	—	(25,435)	—	—	(25,435)
Share-based compensation	13,033	13	11,022	(593)	3,019	—	—	—	2,439
Other stock transactions	—	—	—	—	(5)	(1)	—	—	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,350)	(4,350)
June 30, 2018	53,661,850	$53,662	64,981	$(3,642)	$1,154,947	$652,642	$(38,763)	$107,687	$1,926,533

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

Effective January 1, 2019, we changed our measure of segment performance to adjusted operating income, which impacted our segment disclosures for all periods presented. See Note 3 for more information.

On November 1, 2017, the BHC board of directors approved a complete divestiture of our Oil and Gas segment. We completed the divestiture in 2018. The Oil and Gas segment assets and liabilities were classified as held for sale and the results of operations were shown in income (loss) from discontinued operations, except for certain general and administrative costs and interest expense which do not meet the criteria for income (loss) from discontinued operations. At the time the assets were classified as held for sale, depreciation, depletion and amortization expenses were no longer recorded. Unless otherwise noted, the amounts presented in the accompanying notes to the Condensed Consolidated Financial Statements relate to the Company’s continuing operations. See Note 17 for more information on discontinued operations.

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Condensed Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2019 and December 31, 2018 financial information and are of a normal recurring nature. Certain industries in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for electric utilities is June through August while the normal peak usage season for gas utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and six months ended June 30, 2019 and June 30, 2018, and our financial condition as of June 30, 2019 and December 31, 2018 are not necessarily indicative of the results of operations and financial condition to be expected for any other period. All earnings per share amounts discussed refer to diluted earnings per share unless otherwise noted.

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

Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, ASU 2018-19

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU 2018-19 in November 2018. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the impacts of adopting this standard.

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

(2)    REVENUE

Revenue Recognition

As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as ASC 606). Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for goods or services, when control of the promised goods or services is transferred to our customers. The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reporting segments, for the three and six months ended June 30, 2019 and 2018. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended June 30, 2019	Electric Utilities	Gas Utilities	Power Generation (a)	Mining	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$139,732	$123,630	$—	$12,428	$(7,041)	$268,749
Transportation	—	28,623	—	—	(276)	28,347
Wholesale	6,781	—	15,062	—	(13,296)	8,547
Market - off-system sales	3,448	161	—	—	(1,335)	2,274
Transmission/Other	14,416	11,612	—	—	(4,199)	21,829
Revenue from contracts with customers	$164,377	$164,026	$15,062	$12,428	$(26,147)	$329,746
Other revenues	1,977	1,443	9,646	617	(9,541)	4,142
Total revenues	$166,354	$165,469	$24,708	$13,045	$(35,688)	$333,888

Timing of revenue recognition:
Services transferred at a point in time	$—	$—	$—	$12,428	$(7,041)	$5,387
Services transferred over time	164,377	164,026	15,062	—	(19,106)	324,359
Revenue from contracts with customers	$164,377	$164,026	$15,062	$12,428	$(26,147)	$329,746

Three Months Ended June 30, 2018	Electric Utilities	Gas Utilities	Power Generation (a)	Mining	Inter-company Revenues	Total
Customer Types:
Retail	$145,377	$135,863	$—	$16,345	$(7,979)	$289,606
Transportation	—	29,011	—	—	(301)	28,710
Wholesale	8,191	—	13,603	—	(12,473)	9,321
Market - Off-System Sales	4,938	162	—	—	(1,660)	3,440
Transmission/Other	13,356	11,672	—	—	(3,644)	21,384
Revenue from contracts with customers	$171,862	$176,708	$13,603	$16,345	$(26,057)	$352,461
Other Revenues	1,754	912	9,141	554	(9,118)	3,243
Total Revenues	$173,616	$177,620	$22,744	$16,899	$(35,175)	$355,704

Timing of Revenue Recognition:
Services transferred at a point in time	$—	$—	$—	$16,345	$(7,978)	$8,367
Services transferred over time	171,862	176,708	13,603	—	(18,079)	344,094
Revenue from Contracts with Customers	$171,862	$176,708	$13,603	$16,345	$(26,057)	$352,461

Six Months Ended June 30, 2019	Electric Utilities	Gas Utilities	Power Generation (a)	Mining	Inter-company Revenues (a)	Total
Customer types:	(in thousands)
Retail	$293,195	$477,905	$—	$28,257	$(15,169)	$784,188
Transportation	—	73,140	—	—	(708)	72,432
Wholesale	15,124	—	30,531	—	(26,509)	19,146
Market - off-system sales	10,140	378	—	—	(3,559)	6,959
Transmission/Other	28,591	24,802	—	—	(8,402)	44,991
Revenue from contracts with customers	$347,050	$576,225	$30,531	$28,257	$(54,347)	$927,716
Other revenues	2,231	324	19,422	1,217	(19,212)	3,982
Total revenues	$349,281	$576,549	$49,953	$29,474	$(73,559)	$931,698

Timing of revenue recognition:
Services transferred at a point in time	$—	$—	$—	$28,257	$(15,169)	$13,088
Services transferred over time	347,050	576,225	30,531	—	(39,178)	914,628
Revenue from contracts with customers	$347,050	$576,225	$30,531	$28,257	$(54,347)	$927,716

Six Months Ended June 30, 2018	Electric Utilities	Gas Utilities	Power Generation (a)	Mining	Inter-company Revenues (a)	Total
Customer Types:
Retail	$292,434	$477,257	$—	$32,902	$(15,821)	$786,772
Transportation	—	70,681	—	—	(710)	69,971
Wholesale	17,241	—	28,371	—	(25,521)	20,091
Market - Off-System Sales	9,082	589	—	—	(4,182)	5,489
Transmission/Other	26,427	24,341	—	—	(7,275)	43,493
Revenue from contracts with customers	$345,184	$572,868	$28,371	$32,902	$(53,509)	$925,816
Other Revenues	1,987	2,096	18,311	1,125	(18,242)	5,277
Total Revenues	$347,171	$574,964	$46,682	$34,027	$(71,751)	$931,093

Timing of Revenue Recognition:
Services transferred at a point in time	$—	$—	$—	$32,902	$(15,820)	$17,082
Services transferred over time	345,184	572,868	28,371	—	(37,689)	908,734
Revenue from contracts with customers	$345,184	$572,868	$28,371	$32,902	$(53,509)	$925,816

(a)
Due to the changes in our segment disclosures discussed in Note 3, Power Generation Wholesale revenue was revised for the three and six months ended June 30, 2018, which resulted in an increase of $0.9 million and $1.7 million, respectively. The changes to Power Generation Wholesale revenue were offset by changes to eliminations in Inter-company Revenues within Corporate and Other and there was no impact to our consolidated Total Revenues.

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

Accounting standards for presentation of segments requires an approach based on the way we organize the segments for making operating decisions and how the chief operating decision maker (CODM) assesses performance.  Effective January 1, 2019, we concluded that adjusted operating income, instead of net income available for common stock which was used previously, is the most relevant metric for measuring segment performance. The change to our segment performance measure resulted in a revision of the Company’s segment disclosures for all periods to report adjusted operating income as the measure of segment performance.

Prior to January 1, 2019, operating income for the Electric Utilities and Power Generation segments and Corporate and Other included the impacts of finance lease accounting relating to Colorado Electric’s PPA with Colorado IPP. This PPA provides 200 MW of energy and capacity to Colorado Electric from Colorado IPP’s combined-cycle turbines and expires on December 31, 2031. Finance lease accounting required us to de-recognize the asset from Colorado IPP (Power Generation segment), which legally owns the asset, and recognize it at Colorado Electric (Electric Utilities segment).

The CODM assesses the performance of our segments by using adjusted operating income, which recognizes intersegment revenues, costs, and assets for Colorado Electric’s PPA with Colorado IPP on an accrual basis rather than as a finance lease. Effective January 1, 2019, we changed how we account for this PPA at the segment level, which impacts disclosures for all periods for revenues, fuel and purchased power cost, operating income and total assets for the Electric Utilities and Power Generation segments as well as Corporate and Other. There were no adjustments to Gas Utilities and Mining segments and this change had no effect on our consolidated revenues, fuel and purchased power cost, operating income or total assets.

Segment information and Corporate and Other is as follows (in thousands):

Three Months Ended June 30, 2019	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$159,140	$1,977	$5,237	$—	$166,354
Gas Utilities	163,303	1,443	723	—	165,469
Power Generation (a)	1,765	434	13,297	9,212	24,708
Mining	5,538	288	6,890	329	13,045
Inter-company eliminations (a)	—	—	(26,147)	(9,541)	(35,688)
Total	$329,746	$4,142	$—	$—	$333,888

Three Months Ended June 30, 2018	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$166,565	$1,754	$5,297	$—	$173,616
Gas Utilities	176,399	912	309	—	177,620
Power Generation (a)	1,130	348	12,473	8,793	22,744
Mining	8,367	229	7,978	325	16,899
Inter-company eliminations (a)	—	—	(26,057)	(9,118)	(35,175)
Total	$352,461	$3,243	$—	$—	$355,704

Six Months Ended June 30, 2019	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$335,803	$2,231	$11,247	$—	$349,281
Gas Utilities	574,803	324	1,422	—	576,549
Power Generation (a)	4,022	870	26,509	18,552	49,953
Mining	13,088	557	15,169	660	29,474
Inter-company eliminations (a)	—	—	(54,347)	(19,212)	(73,559)
Total	$927,716	$3,982	$—	$—	$931,698

Six Months Ended June 30, 2018	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$333,743	$1,987	$11,441	$—	$347,171
Gas Utilities	572,141	2,096	727	—	574,964
Power Generation (a)	2,850	718	25,521	17,593	46,682
Mining	17,082	476	15,820	649	34,027
Inter-company eliminations (a)	—	—	(53,509)	(18,242)	(71,751)
Total	$925,816	$5,277	$—	$—	$931,093

(a)
Due to the changes in our segment disclosures, Power Generation Inter-company Operating Revenue for Contract Customers was revised for the three and six months ended June 30, 2018 which resulted in an increase of $0.9 million and $1.7 million, respectively. The changes to Power Generation were offset by changes to Inter-company eliminations within Corporate and Other and there was no impact on our consolidated Total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted operating income:
Electric Utilities (a)	$33,546	$41,200	$74,566	$79,680
Gas Utilities	8,557	16,485	111,871	111,928
Power Generation (a)	10,156	8,877	22,123	20,652
Mining	1,640	3,825	5,977	8,096
Corporate and Other (a)	102	(836)	(405)	(2,531)
Operating income	54,001	69,551	214,132	217,825

Interest expense, net	(34,265)	(34,534)	(68,982)	(69,529)
Other income (expense), net	264	(1,309)	(525)	(1,413)
Income tax benefit (expense) (b)	(2,307)	(6,541)	(19,570)	19,261
Income from continuing operations	17,693	27,167	125,055	166,144
Net (loss) from discontinued operations	—	(2,427)	—	(4,770)
Net income	17,693	24,740	125,055	161,374
Net income attributable to noncontrolling interest	(3,110)	(2,823)	(6,664)	(6,453)
Net income available for common stock	$14,583	$21,917	$118,391	$154,921
___________

(a)
Due to the changes in our segment disclosures, Adjusted operating income was revised for the three and six months ended June 30, 2018, which resulted in an increase (decrease) as follows (in millions):

Segment	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Electric Utilities	$1.6	$3.3
Power Generation	(1.4)	(3.0)
Corporate and Other	(0.2)	(0.3)
	$—	$—

(b)	Income tax benefit (expense) for the six months ended June 30, 2018 included a $49 million tax benefit resulting from legal entity restructuring. See Note 18 for more information.

Segment information and Corporate and Other balances included in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

Total assets (net of inter-company eliminations) as of:	June 30, 2019	December 31, 2018
Segment:
Electric Utilities (a)	$2,777,803	$2,707,695
Gas Utilities	3,645,840	3,623,475
Power Generation (a)	379,140	342,085
Mining	62,491	80,594
Corporate and Other	216,179	209,478
Total assets	$7,081,453	$6,963,327

___________

(a)
Due to the changes in our segment disclosures, Electric Utilities and Power Generation Total assets were revised as of December 31, 2018 which resulted in an increase (decrease) of ($188) million and $188 million, respectively. There was no impact on our consolidated Total assets.

(4)    ACCOUNTS RECEIVABLE

Following is a summary of Accounts receivable, net included in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	Accounts	Unbilled	Less Allowance for	Accounts
June 30, 2019	Receivable, Trade	Revenue	Doubtful Accounts	Receivable, net
Electric Utilities	$39,982	$31,573	$(526)	$71,029
Gas Utilities	67,686	23,753	(4,391)	87,048
Power Generation	2,867	—	—	2,867
Mining	2,505	—	—	2,505
Corporate	3,233	—	(169)	3,064
Total	$116,273	$55,326	$(5,086)	$166,513

	Accounts	Unbilled	Less Allowance for	Accounts
December 31, 2018	Receivable, Trade	Revenue	Doubtful Accounts	Receivable, net
Electric Utilities	$39,721	$35,125	$(448)	$74,398
Gas Utilities	96,123	90,521	(2,592)	184,052
Power Generation	1,876	—	—	1,876
Mining	3,988	—	—	3,988
Corporate	5,008	—	(169)	4,839
Total	$146,716	$125,646	$(3,209)	$269,153

(5)    REGULATORY ACCOUNTING

We had the following regulatory assets and liabilities (in thousands) as of:

	June 30, 2019	December 31, 2018
Regulatory assets
Deferred energy and fuel cost adjustments (a)	$34,257	$29,661
Deferred gas cost adjustments (a)	2,342	3,362
Gas price derivatives (a)	3,945	6,201
Deferred taxes on AFUDC (b)	7,716	7,841
Employee benefit plans (c)	109,899	110,524
Environmental (a)	931	959
Loss on reacquired debt (a)	20,140	21,001
Renewable energy standard adjustment (a)	1,994	1,722
Deferred taxes on flow through accounting (c)	36,552	31,044
Decommissioning costs (b)	11,518	11,700
Gas supply contract termination (a)	11,413	14,310
Other regulatory assets (a)	42,342	45,910
Total regulatory assets	283,049	284,235
Less current regulatory assets	(48,925)	(48,776)
Regulatory assets, non-current	$234,124	$235,459

Regulatory liabilities
Deferred energy and gas costs (a)	$16,808	$6,991
Employee benefit plan costs and related deferred taxes (c)	41,814	42,533
Cost of removal (a)	158,477	150,123
Excess deferred income taxes (c)	307,871	310,562
TCJA revenue reserve	11,436	18,032
Other regulatory liabilities (c)	18,150	12,553
Total regulatory liabilities	554,556	540,794
Less current regulatory liabilities	(39,642)	(29,810)
Regulatory liabilities, non-current	$514,914	$510,984
__________

(a)	We are allowed recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Matters

Except as discussed below, there have been no other significant changes to our Regulatory Matters from those previously disclosed in Note 13 of the Notes to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

Regulatory Activity

Renewable Ready Service Tariffs and Corriedale Wind Energy Project

South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready Service Tariffs and related jointly-filed CPCN to construct the $57 million, 40 MW Corriedale Wind Energy Project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial and industrial customers and governmental agencies. The project is expected to be in service in 2020.

Kansas

On June 25, 2019, Kansas Gas received approval from the Kansas Corporation Commission for an annual increase in revenue of $1.4 million, effective July 1, 2019, based on updates to the Gas System Reliability Surcharge Rider.

Wyoming Gas

On June 13, 2019, we received approval from the WPSC for a request to consolidate our Wyoming gas utility operations into a new utility entity.  The Wyoming portion of Black Hills Gas Distribution, LLC, Cheyenne Light’s natural gas utility operations, and Wyoming Gas (Northwest Wyoming) will be combined into a new company called Black Hills Wyoming Gas, LLC.  On June 3, 2019, Wyoming Gas filed a rate review application with the WPSC to consolidate the rates, tariffs and services of its four existing gas distribution territories in Wyoming. The rate review requests $16 million in new revenue to recover investments in safety, reliability and system integrity. Wyoming Gas is also requesting a new rider mechanism to recover safety and integrity investments in its system.

Blockchain Interruptible Service Tariff

On April 30, the WPSC approved Wyoming Electric’s application for a new Blockchain Interruptible Service Tariff. The utility has partnered with the economic development organization for City of Cheyenne and Laramie County to actively recruit blockchain customers to the state. This tariff is complementary to recently enacted Wyoming legislation supporting the development of blockchain within the state.

Nebraska

On March 29, 2019, Nebraska Gas filed an application with the NPSC requesting approval to merge its two gas distribution companies in Nebraska. A rate review is expected to be filed in 2020 to consolidate the rates, tariffs and services of its two existing natural gas distribution companies.

Colorado

On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting approval to consolidate rates, tariffs, and services of its two existing gas distribution territories in Colorado. The rate review requests $2.5 million in new revenue to recover investments in safety, reliability and system integrity. Colorado Gas is also requesting a new rider mechanism to recover safety and integrity investments in its system.

(6)    MATERIALS, SUPPLIES AND FUEL

The following amounts by major classification are included in Materials, supplies and fuel in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	June 30, 2019	December 31, 2018
Materials and supplies	$80,639	$75,081
Fuel - Electric Utilities	2,350	2,850
Natural gas in storage held for distribution	19,841	39,368
Total materials, supplies and fuel	$102,830	$117,299

(7)    EARNINGS PER SHARE

A reconciliation of share amounts used to compute Earnings (loss) per share in the accompanying Condensed Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income available for common stock	$14,583	$21,917	$118,391	$154,921

Weighted average shares - basic	60,467	53,355	60,195	53,337
Dilutive effect of:
Equity Units (a)	—	1,057	—	904
Equity compensation	139	108	138	120
Weighted average shares - diluted	60,606	54,520	60,333	54,361

__________

(a)	Calculated using the treasury stock method. On November 1, 2018, we completed settlement of the stock purchase contracts that were components of the Equity Units issued in November 2015.

The following outstanding securities were excluded in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Equity compensation	—	15	—	17
Anti-dilutive shares	—	15	—	17

(8)    NOTES PAYABLE, CURRENT MATURITIES AND DEBT

We had the following notes payable outstanding in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	June 30, 2019		December 31, 2018
	Balance Outstanding	Letters of Credit	Balance Outstanding	Letters of Credit
Revolving Credit Facility	$—	$10,429	$—	$22,311
CP Program	102,500	—	185,620	—
Total	$102,500	$10,429	$185,620	$22,311

Our $750 million corporate Revolving Credit Facility extends through July 30, 2023 with two, one year extension options (subject to consent from lenders). This facility includes an accordion feature that allows us, with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment, to increase total commitments up to $1.0 billion. Borrowings continue to be available under a base rate or various Eurodollar rate options. The interest costs associated with the letters of credit or borrowings and the commitment fee under the Revolving Credit Facility are determined based upon our Corporate credit rating from S&P, Fitch, and Moody's for our senior unsecured long-term debt. Based on our credit ratings, the margins for base rate borrowings, Eurodollar borrowings, and letters of credit were 0.125%, 1.125%, and 1.125%, respectively, at June 30, 2019. Based on our credit ratings, a 0.175% commitment fee was charged on the unused amount at June 30, 2019.

We have a $750 million, unsecured CP Program that is backstopped by the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility and the CP Program, either individually or in the aggregate, cannot exceed $750 million. The notes issued under the CP Program may have maturities not to exceed 397 days from the date of issuance and bear interest (or are sold at par less a discount representing an interest factor) based on, among other things, the size and maturity date of the note, the frequency of the issuance and our credit ratings. Under the CP Program, any borrowings rank equally with our unsecured debt. Notes under the CP Program are not registered and are offered and issued pursuant to a registration exemption. Our net payments under the CP Program during the six months ended June 30, 2019 were $83 million. At June 30, 2019, the weighted average interest rate on CP Program borrowings was 2.60%.

Debt Covenants

Under our Revolving Credit Facility and term loan agreements, we are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Our Consolidated Indebtedness to Capitalization Ratio was calculated by dividing (i) Consolidated Indebtedness, which includes letters of credit and certain guarantees issued, by (ii) Capital, which includes Consolidated Indebtedness plus Net Worth, which excludes noncontrolling interest in subsidiaries. As of June 30, 2019, we were in compliance with these covenants.

Long-Term Debt

On June 17, 2019, we amended our Corporate term loan due July 30, 2020. This amendment increased total commitments to $400 million from $300 million, extended the term through June 17, 2021, and has substantially similar terms and covenants as the amended and restated Revolving Credit Facility. The net proceeds from the increase in total commitments were used to pay down short-term debt. The interest cost associated with this term loan is determined based upon our corporate credit rating from S&P, Fitch, and Moody’s for our senior unsecured long-term debt. Based on our credit ratings, the margins for base rate borrowings and Eurodollar borrowings were 0.000% and 0.700%, respectively, at June 30, 2019.

(9)    EQUITY

At-the-Market Equity Offering Program

Our ATM equity offering program allows us to sell shares of our common stock with an aggregate value of up to $300 million. The shares may be offered from time to time pursuant to a sales agreement dated August 4, 2017. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC. During the three months ended June 30, 2019, we issued a total of 658,598 shares of common stock under the ATM equity offering program for proceeds of $49 million, net of $0.5 million in commissions. During the six months ended June 30, 2019, we issued a total of 939,095 shares of common stock under the ATM equity offering program for proceeds of $69 million, net of $0.7 million in commissions. As of June 30, 2019, there were no shares that were sold, but not settled.

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

We buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and/or sales during time frames ranging from July 2019 through May 2021; a portion of these swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Condensed Consolidated Balance Sheets. Effectiveness of our hedged position is evaluated at inception of the hedge, upon occurrence of a triggering event and as of the end of each quarter.

The contract or notional amounts and terms of the natural gas derivative commodity instruments held at our utilities are composed of both long and short positions. We were in a net long position as of:

	June 30, 2019		December 31, 2018
	Notional (MMBtus)	Maximum Term (months) (a)	Notional (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	2,480,000	18	4,000,000	24
Natural gas options purchased, net	2,160,000	9	4,320,000	13
Natural gas basis swaps purchased	2,360,000	18	3,960,000	24
Natural gas over-the-counter swaps, net (b)	6,020,000	23	3,660,000	24
Natural gas physical contracts, net (c)	1,717,075	9	18,325,852	30

__________

(a)	Term reflects the maximum forward period hedged.

(b)	As of June 30, 2019, 2,130,000 MMBtus were designated as cash flow hedges.

(c)	Volumes exclude contracts that qualify for the normal purchase, normal sales exception.

Based on June 30, 2019 prices, a $0.4 million gain would be realized, reported in pre-tax earnings and reclassified from AOCI during the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At June 30, 2019, the Company posted $0.5 million related to such provisions, which is included in Other current assets on the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

The impacts of cash flow hedges on our Condensed Consolidated Statements of Income is presented below for the three and six months ended June 30, 2019 and 2018. Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

Three Months Ended June 30, 2019
(in thousands)
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
Interest rate swaps	Interest expense	$(713)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	83
Total		$(630)

Three Months Ended June 30, 2018
(in thousands)
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
Interest rate swaps	Interest expense	$(713)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	(163)
Total		$(876)

Six Months Ended June 30, 2019
(in thousands)
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
Interest rate swaps	Interest expense	$(1,426)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	637
Total		$(789)

Six Months Ended June 30, 2018
(in thousands)
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
Interest rate swaps	Interest expense	$(1,426)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	(784)
Total		$(2,210)

The following tables summarize the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Increase (decrease) in fair value:
Forward commodity contracts	$(518)	$48
Recognition of (gains) losses in earnings due to settlements:
Interest rate swaps	713	713
Forward commodity contracts	(83)	163
Total other comprehensive income (loss) from hedging	$112	$924

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Increase (decrease) in fair value:
Forward commodity contracts	$(284)	$(249)
Recognition of (gains) losses in earnings due to settlements:
Interest rate swaps	1,426	1,426
Forward commodity contracts	(637)	784
Total other comprehensive income (loss) from hedging	$505	$1,961

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (in thousands). Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended June 30,
		2019	2018
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income

Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$(1,185)	$771
		$(1,185)	$771

		Six Months Ended June 30,
		2019	2018
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income

Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$(1,160)	$1,025
		$(1,160)	$1,025

As discussed above, financial instruments used in our regulated utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset or Regulatory liability accounts related to the hedges in our utilities were $3.9 million and $6.2 million for June 30, 2019 and December 31, 2018, respectively.

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

Recurring Fair Value Measurements

	As of June 30, 2019
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Utilities	$—	$986	$—	$(575)	$411
Total	$—	$986	$—	$(575)	$411

Liabilities:
Commodity derivatives — Utilities	$—	$5,567	$—	$(3,945)	$1,622
Total	$—	$5,567	$—	$(3,945)	$1,622

	As of December 31, 2018
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Utilities	$—	$2,927	$—	$(1,408)	$1,519
Total	$—	$2,927	$—	$(1,408)	$1,519

Liabilities:
Commodity derivatives — Utilities	$—	$6,801	$—	$(5,794)	$1,007
Total	$—	$6,801	$—	$(5,794)	$1,007

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

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets — current	$—	$415
Noncurrent commodity derivatives	Other assets, non-current	4	18
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities — current	(449)	(114)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(58)	(4)
Total derivatives designated as hedges		$(503)	$315

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets — current	$405	$1,085
Noncurrent commodity derivatives	Other assets, non-current	2	1
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities — current	(1,042)	(833)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(73)	(56)
Total derivatives not designated as hedges		$(708)	$197

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

(12)    FAIR VALUE OF FINANCIAL INSTRUMENTS

Other financial instruments for which the carrying value did not equal fair value were as follows (in thousands) as of:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a) (b)	$3,055,415	$3,337,314	$2,956,578	$3,039,108
__________

(a)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy.

(b)	Carrying amount of long-term debt is net of deferred financing costs.

(13)	OTHER COMPREHENSIVE INCOME (LOSS)

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

The following table details reclassifications out of AOCI and into net income. The amounts in parentheses below indicate decreases to net income in the Condensed Consolidated Statements of Income for the period, net of tax (in thousands):

	Location on the Condensed Consolidated Statements of Income	Amount Reclassified from AOCI
		Three Months Ended		Six Months Ended
		June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(713)	$(713)	$(1,426)	$(1,426)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	83	(163)	637	(784)
		(630)	(876)	(789)	(2,210)
Income tax	Income tax benefit (expense)	153	197	188	494
Total reclassification adjustments related to cash flow hedges, net of tax		$(477)	$(679)	$(601)	$(1,716)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$20	$44	$39	$89

Actuarial gain (loss)	Operations and maintenance	(221)	(622)	(441)	(1,244)
		(201)	(578)	(402)	(1,155)
Income tax	Income tax benefit (expense)	47	126	95	252
Total reclassification adjustments related to defined benefit plans, net of tax		$(154)	$(452)	$(307)	$(903)
Total reclassifications		$(631)	$(1,131)	$(908)	$(2,619)

Balances by classification included within AOCI, net of tax on the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2018	$(17,307)	$328	$(9,937)	$(26,916)
Other comprehensive income (loss)
before reclassifications	—	(219)	—	(219)
Amounts reclassified from AOCI	1,091	(490)	307	908
As of June 30, 2019	$(16,216)	$(381)	$(9,630)	$(26,227)

	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
Balance as of December 31, 2017	$(19,581)	$(518)	$(21,103)	$(41,202)
Other comprehensive income (loss)
before reclassifications	—	(198)	—	(198)
Amounts reclassified from AOCI	1,122	594	903	2,619
Reclassifications of certain tax effects from AOCI	15	—	3	18
As of June 30, 2018	$(18,444)	$(122)	$(20,197)	$(38,763)

(14)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Six Months Ended	June 30, 2019	June 30, 2018
	(in thousands)
Non-cash investing and financing activities —
Property, plant and equipment acquired with accrued liabilities	$83,486	$37,168

Cash (paid) refunded during the period —
Interest (net of amounts capitalized)	$(67,624)	$(67,119)
Income taxes	$1,790	$(14,837)

(15)    EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$1,345	$1,709	$2,691	$3,417
Interest cost	4,344	3,868	8,687	7,735
Expected return on plan assets	(6,100)	(6,185)	(12,200)	(12,370)
Prior service cost	7	14	13	29
Net loss (gain)	940	2,157	1,881	4,315
Net periodic benefit cost	$536	$1,563	$1,072	$3,126

Defined Benefit Postretirement Healthcare Plans

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$454	$572	$908	$1,145
Interest cost	563	521	1,123	1,042
Expected return on plan assets	(58)	(56)	(115)	(113)
Prior service cost (benefit)	(100)	(99)	(199)	(198)
Net loss (gain)	—	54	—	108
Net periodic benefit cost	$859	$992	$1,717	$1,984

Supplemental Non-qualified Defined Benefit and Defined Contribution Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit and Defined Contribution Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$692	$435	$1,977	$715
Interest cost	324	292	648	585
Prior service cost	1	1	1	1
Net loss (gain)	134	250	268	500
Net periodic benefit cost	$1,151	$978	$2,894	$1,801

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made in 2019 and anticipated contributions for 2019 and 2020 are as follows (in thousands):

	Contributions Made	Contributions Made	Additional Contributions	Contributions
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Anticipated for 2019	Anticipated for 2020
Defined Benefit Pension Plan	$—	$—	$12,700	$12,700
Non-pension Defined Benefit Postretirement Healthcare Plans	$1,108	$2,217	$2,217	$4,271
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$366	$732	$732	$1,562

(16)    COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 19 of our Notes to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K except for those described below.

Platte River Power Authority PPAs

•
On June 26, 2019, Colorado Electric entered into a PPA with Platte River Power Authority to purchase up to 60 MW of wind energy upon construction completion of a new wind project, which is expected in mid-2020. This agreement will expire May 31, 2030.

•
On June 26, 2019, Colorado Electric entered into a PPA with Platte River Power Authority to purchase 25 MW of unit contingent energy. This agreement is effective September 1, 2019 and will expire June 30, 2024.

The following is a schedule of unconditional purchase obligations required under the 25 MW Platte River Power Authority PPA (in thousands):

2019	$1,831
2020	$5,490
2021	$5,475
2022	$5,475
2023	$5,475
Thereafter	$2,729

(17)    DISCONTINUED OPERATIONS

Results of operations for discontinued operations were classified as Loss from discontinued operations, net of income taxes in the accompanying Condensed Consolidated Statements of Income. Prior periods relating to our discontinued operations were also reclassified to reflect consistency within our condensed consolidated financial statements.

Oil and Gas Segment

On November 1, 2017, the BHC Board of Directors approved a complete divestiture of our Oil and Gas segment. We completed the divestiture in 2018.

(18)    INCOME TAXES

Income tax benefit (expense) for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Income tax benefit (expense) for the three months ended June 30, 2019 was $(2.3) million compared to $(6.5) million reported for the same period in 2018. The decrease is driven by a lower 2019 forecasted annual effective tax rate primarily due to an increase of federal production tax credits and related state investment credits associated with new wind assets; and a current year $1.6 million flow-through discrete tax benefit related to repair costs and certain indirect costs.

Income tax benefit (expense) for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

Income tax benefit (expense) for the six months ended June 30, 2019 was $(20) million compared to $19 million reported for the same period in 2018. The increase in tax expense was primarily due to a prior year $49 million tax benefit resulting from legal entity restructuring partially offset by a prior year $(2.3) million income tax expense associated with changes in the prior estimated impact of tax reform on deferred income taxes.

For the six months ended June 30, 2019 the effective tax rate was 13.5% compared to 19.0% excluding the legal entity restructuring and tax reform adjustments, for the same period in 2018. The lower effective tax rate is primarily due to $3.5 million of federal production tax credits and related state investment credits associated with new wind assets, a $1.7 million tax benefit for deferred tax amortization related to tax reform and a $1.6 million flow-through discrete tax benefit related to repair costs and certain indirect costs.

(19)    ACCRUED LIABILITIES

The following amounts by major classification are included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	June 30, 2019	December 31, 2018
Accrued employee compensation, benefits and withholdings	$50,996	$63,742
Accrued property taxes	34,966	42,510
Customer deposits and prepayments	40,716	43,574
Accrued interest and contract adjustment payments	32,213	31,759
CIAC current portion	1,485	1,485
Other (none of which is individually significant)	28,141	32,431
Total accrued liabilities	$188,517	$215,501

(20)     LEASES

Lessee
We lease from third parties certain office and operation center facilities, communication tower sites, equipment, and materials storage. Our leases have remaining terms ranging from less than one year to 37 years, including options to extend that are reasonably certain to be exercised.
The components of lease expense were as follows (in thousands):

	Income Statement Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Operations and maintenance	$385	$696
Finance lease cost:
Amortization of right-of-use asset	Depreciation, depletion and amortization	27	44
Interest on lease liabilities	Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	6	9
Total lease cost		$418	$749

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Location	As of June 30, 2019
Assets:
Operating lease assets	Other assets, non-current	$5,161
Finance lease assets	Other assets, non-current	521
Total lease assets		$5,682

Liabilities:
Current:
Operating leases	Accrued liabilities	$1,003
Finance lease	Accrued liabilities	106

Noncurrent:
Operating leases	Other deferred credits and other liabilities	4,470
Finance lease	Other deferred credits and other liabilities	419
Total lease liabilities		$5,998

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid included in the measurement of lease liabilities:
Operating cash flows from operating leases	$528
Operating cash flows from finance lease	$9
Financing cash flows from finance lease	$40
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,738
Finance lease	$67

As of June 30, 2019
Weighted average remaining lease term (years):
Operating leases	8 years
Finance lease	5 years

Weighted average discount rate:
Operating leases	4.25%
Finance lease	4.20%

As of June 30, 2019, scheduled maturities of lease liabilities for future years were as follows (in thousands):

	Operating Leases	Finance Lease	Total
2019 (a)	$705	$63	$768
2020	976	126	1,102
2021	858	126	984
2022	736	126	862
2023	708	126	834
Thereafter	2,654	10	2,664
Total lease payments (b)	$6,637	$577	$7,214
Less imputed interest	1,164	52	1,216
Present value of lease liabilities	$5,473	$525	$5,998

(a)	Includes lease liabilities for the remaining six months of 2019.

(b)	Lease payments exclude payments to landlords for common area maintenance, real estate taxes, and insurance.

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

Lessor

We lease to third parties certain generating station ground leases, communication tower sites, and a natural gas pipeline. These leases have remaining terms ranging from less than one year to 35 years.

The components of lease revenue were as follows (in thousands):

	Income Statement Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease income	Revenue	$567	$1,205

As of June 30, 2019, scheduled maturities of lease receivables for future years were as follows (in thousands):

Operating Leases
2019 (a)	$1,085
2020	2,010
2021	1,843
2022	1,793
2023	1,799
Thereafter	55,481
Total lease receivables	$64,011

(a)	Includes lease receivables for the remaining six months of 2019.

(21)     SUBSEQUENT EVENTS

On August 2, 2019, Black Hills Wyoming and Wyoming Electric filed a request with FERC for approval of a new 60 MW PPA. If approved, Black Hills Wyoming will deliver 60 MW of energy to Wyoming Electric from its Wygen I power plant starting January 1, 2023, and continuing for 20 years. A decision from FERC is expected by the end of 2019.

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

Effective January 1, 2019, we changed our measure of segment performance to adjusted operating income, which impacted our segment disclosures for all periods presented. See Note 3 for more information.

Certain industries in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our electric utilities is June through August while the normal peak usage season for our gas utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the six months ended June 30, 2019 and 2018, and our financial condition as of June 30, 2019 and December 31, 2018, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

See Forward-Looking Information in the Liquidity and Capital Resources section of this Item 2, beginning on Page 57.

The segment information does not include inter-company eliminations. Minor differences in amounts may result due to rounding. All amounts are presented on a pre-tax basis unless otherwise indicated.

Results of Operations

Executive Summary, Significant Events and Overview

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(in millions, except per share amounts)	Income	EPS	Income	EPS	Income	EPS	Income	EPS

Net income from continuing operations available for common stock	$14.6	$0.24	$24.3	$0.45	$118.4	$1.96	$159.7	$2.94
Net (loss) from discontinued operations	—	—	(2.4)	(0.05)	—	—	(4.8)	(0.09)
Net income available for common stock	$14.6	$0.24	$21.9	$0.40	$118.4	$1.96	$154.9	$2.85

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.

The variance to the prior year included the following:

•
Electric Utilities’ adjusted operating income decreased $7.7 million primarily due to cooler spring weather compared to prior year and higher operating expenses driven by outside services and employee costs;

•
Gas Utilities’ adjusted operating income decreased $7.9 million primarily due to direct and indirect impacts from significant rainfall and flooding in our service territories and higher operating expenses driven by outside services and employee costs;

•
Power Generation’s adjusted operating income increased $1.3 million primarily due to higher revenue from increased wind MWh sold and higher power purchase agreement prices partially offset by higher depreciation from new wind assets;

•	Mining’s adjusted operating income decreased $2.2 million primarily due to lower tons sold driven by planned and unplanned generating facility outages partially offset by lower operating expenses;

•	Corporate and Other expenses decreased $0.9 million primarily due to prior year expenses related to the oil and gas segment that were not reclassified to discontinued operations; and

•	A current year $1.6 million flow-through discrete tax benefit related to repair costs and certain indirect costs.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018.

The variance to the prior year included the following:

•
Electric Utilities’ adjusted operating income decreased $5.1 million primarily due to cooler spring weather compared to prior year and higher operating expenses driven by outside services and employee costs;

•
Gas Utilities’ adjusted operating income decreased $0.1 million primarily due to higher operating expenses driven by outside services and employee costs offset by new rates and favorable winter weather compared to prior year;

•	Power Generation’s adjusted operating income increased $1.5 million primarily due to higher revenue from increased wind MWh sold partially offset by higher depreciation from new wind assets;

•	Mining’s adjusted operating income decreased $2.1 million primarily due to lower tons sold driven by planned and unplanned generating facility outages partially offset by lower operating expenses;

•	Corporate and Other expenses decreased $2.1 million primarily due to prior year expenses related to the oil and gas segment that were not reclassified to discontinued operations;

•
A prior year $49 million tax benefit resulting from legal entity restructuring partially offset by a prior year $2.3 million income tax expense associated with changes in the prior estimated impact of tax reform on deferred income taxes; and

•
A lower current year effective tax rate primarily due to $3.5 million of federal production tax credits and related state investment credits associated with new wind assets, a $1.7 million tax benefit for deferred tax amortization related to tax reform and a $1.6 million flow-through discrete tax benefit related to repair costs and certain indirect costs.

The following table summarizes select financial results by operating segment and details significant items (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
Revenue
Revenue	$369,576	$390,879	$(21,303)	$1,005,257	$1,002,844	$2,413
Inter-company eliminations	(35,688)	(35,175)	(513)	(73,559)	(71,751)	(1,808)
	$333,888	$355,704	$(21,816)	$931,698	$931,093	$605
Adjusted operating income (a)
Electric Utilities	$33,546	$41,200	$(7,654)	$74,566	$79,680	$(5,114)
Gas Utilities	8,557	16,485	(7,928)	111,871	111,928	(57)
Power Generation	10,156	8,877	1,279	22,123	20,652	1,471
Mining	1,640	3,825	(2,185)	5,977	8,096	(2,119)
Corporate and Other	102	(836)	938	(405)	(2,531)	2,126
Operating income	54,001	69,551	(15,550)	214,132	217,825	(3,693)

Interest expense, net	(34,265)	(34,534)	269	(68,982)	(69,529)	547
Other income (expense), net	264	(1,309)	1,573	(525)	(1,413)	888
Income tax benefit (expense)	(2,307)	(6,541)	4,234	(19,570)	19,261	(38,831)
Income from continuing operations	17,693	27,167	(9,474)	125,055	166,144	(41,089)
Net (loss) from discontinued operations	—	(2,427)	2,427	—	(4,770)	4,770
Net income	17,693	24,740	(7,047)	125,055	161,374	(36,319)
Net income attributable to noncontrolling interest	(3,110)	(2,823)	(287)	(6,664)	(6,453)	(211)
Net income available for common stock	$14,583	$21,917	$(7,334)	$118,391	$154,921	$(36,530)
__________

(a)
In 2019, we changed our measure of segment performance to adjusted operating income, which impacted our segment disclosures for all periods presented. See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

Overview of Business Segments and Corporate Activity

Electric Utilities Segment

•	Colorado Electric and Wyoming Electric set new all-time and summer peak loads:

•	On July 19, 2019, Colorado Electric set a new peak load of 422 MW, exceeding the previous peak of 413 MW set in June 2018.

•	On July 19, 2019, Wyoming Electric set a new peak load of 265 MW, exceeding the previous peak of 254 MW set in July 2018.

•
South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready Service Tariffs and related jointly-filed CPCN to construct the $57 million, 40 MW Corriedale Wind Energy Project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial and industrial customers and governmental agencies. The project is expected to be in service in 2020.

•
Electric Utilities experienced cooler spring weather during the three and six months ended June 30, 2019 compared to the same periods in 2018. Cooling degree days for the three and six months ended June 30, 2019 were 38% lower than normal compared to 109% higher than normal for the same periods in 2018.

Heating degree days for the three and six months ended June 30, 2019 were 12% and 8% higher than normal, compared to 12% lower and 7% higher than normal for the same periods in 2018.

•
South Dakota Electric continued construction on a 175-mile electric transmission line from Rapid City, South Dakota, to Stegall, Nebraska. The 94-mile final segment of the transmission line is expected to be in service in the fall of 2019.

Gas Utilities Segment

•
Gas Utilities experienced colder winter and spring weather during the three and six months ended June 30, 2019 compared to the same periods in 2018. Heating degree days for the three and six months ended June 30, 2019 were 5% and 10% higher than normal, compared to 1% lower and 1% higher than normal for the same periods in 2018.

•	Regulatory activity:

◦
On June 3, 2019, Wyoming Gas filed a rate review application with the WSPC to consolidate the rates, tariffs and services of its four existing gas distribution territories in Wyoming. The rate review also requests $16 million in new revenue to recover investments in safety, reliability and system integrity. Wyoming Gas is also requesting a new rider mechanism to recover safety and integrity investments in its system. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details.

◦
On March 29, 2019, Nebraska Gas filed an application with the NPSC requesting approval to merge its two natural gas distribution companies in Nebraska. A rate review is expected to be filed in 2020 to consolidate the rates, tariffs and services of its two existing natural gas distribution companies.

◦
On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting approval to consolidate rates, tariffs and services of its two existing gas distribution territories in Colorado. The rate review also requests $2.5 million in new revenue to recover costs and investments in safety, reliability and system integrity. Colorado Gas is also requesting a new rider mechanism to recover safety and integrity investments in its system.

•
On May 10, 2019, Wyoming Gas commenced construction on the $54 million, 35-mile Natural Bridge pipeline project to enhance supply reliability and delivery capacity for customers in central Wyoming. The new 12-inch steel pipeline will interconnect from a supply point near Douglas, Wyoming, to existing facilities near Casper, Wyoming. The pipeline is expected to be in service in late 2019.

Power Generation Segment

•
On August 2, 2019 Black Hills Wyoming and Wyoming Electric jointly filed a request with FERC for approval of a new 60 MW PPA. If approved, Black Hills Wyoming will deliver 60 MW of energy to Wyoming Electric from its Wygen I power plant starting January 1, 2023, and continuing for 20 years. A decision from FERC is expected later this year.

•
On March 11, 2019, Black Hills Electric Generation commenced construction on the $71 million, 60 MW Busch Ranch II Wind Farm. The wind generation project remains on schedule to be in service in the fall of 2019.

Corporate and Other

•	On July 23, 2019, Fitch affirmed South Dakota Electric’s credit rating at A.

•	During the six months ended June 30, 2019, we issued a total of 939,095 shares of common stock under the ATM equity offering program for net proceeds of $69 million.

•
On June 17, 2019, we amended our Corporate term loan due July 30, 2020. This amendment increased total commitments to $400 million from $300 million, extended the term through June 17, 2021 on substantially similar terms and covenants. The net proceeds were used to pay down short-term debt.

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

Electric Utilities

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(in thousands)
Revenue	$166,354	$173,616	$(7,262)	$349,281	$347,171	$2,110

Total fuel and purchased power	62,128	65,942	(3,814)	135,411	134,680	731

Gross margin (non-GAAP)	104,226	107,674	(3,448)	213,870	212,491	1,379

Operations and maintenance	48,734	45,101	3,633	95,878	90,194	5,684
Depreciation and amortization	21,947	21,373	574	43,427	42,617	810
Total operating expenses	70,681	66,474	4,207	139,305	132,811	6,494

Adjusted operating income (a)	$33,545	$41,200	$(7,655)	$74,565	$79,680	$(5,115)
________________

(a)
Due to the changes in our segment disclosures discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, Electric Utilities Adjusted operating income was revised for the three and six months ended June 30, 2018, which resulted in an increase of $1.6 million and $3.3 million, respectively.

Results of Operations for the Electric Utilities for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018:

Gross margin for the three months ended June 30, 2019 decreased as a result of the following:

(in millions)
Weather	$(2.5)
Lower commercial demand	(1.8)
Lower residential customer usage	(1.5)
Reduction in purchased power capacity charges	1.6
Rider recovery	0.2
Other	0.6
Total decrease in Gross margin (non-GAAP)	$(3.4)

Operations and maintenance increased primarily due to $1.5 million of higher employee costs driven by additional headcount and $1.2 million of higher outside services expenses. Various other expenses comprise the remainder of the increase compared to the same period in the prior year.

Results of Operations for the Electric Utilities for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018:

Gross margin for the six months ended June 30, 2019 increased as a result of the following:

(in millions)
Reduction in purchased power capacity charges	$3.2
Higher off-system power marketing and ancillary wheeling	0.7
Rider recovery	0.7
Weather	(1.9)
Lower commercial demand	(1.9)
Lower residential customer usage	(1.4)
Other	2.0
Total increase in Gross margin (non-GAAP)	$1.4

Operations and maintenance increased primarily due to $2.8 million of higher outside services expenses and $2.6 million of higher employee costs driven by additional headcount.

Operating Statistics

	Electric Revenue (in thousands)				Quantities sold (MWh)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Residential	$45,700	$50,116	$103,338	$105,857	301,481	328,638	690,659	711,908
Commercial	59,739	64,902	120,702	126,886	490,329	509,984	995,902	1,010,120
Industrial	31,697	31,220	64,137	62,020	445,837	418,596	872,451	819,305
Municipal	4,253	4,666	8,392	8,807	38,283	42,657	74,919	78,981
Subtotal Retail Revenue - Electric	141,389	150,904	296,569	303,570	1,275,930	1,299,875	2,633,931	2,620,314
Contract Wholesale	6,781	8,191	15,124	17,241	194,222	218,132	417,242	455,836
Off-system/Power Marketing Wholesale	3,448	4,939	10,140	9,083	135,091	178,854	275,941	307,895
Other	14,736	9,582	27,448	17,277	—	—	—	—
Total Revenue and Energy Sold	166,354	173,616	349,281	347,171	1,605,243	1,696,861	3,327,114	3,384,045
Other Uses, Losses or Generation, net	—	—	—	—	89,866	125,606	186,866	216,461
Total Revenue and Energy	166,354	173,616	349,281	347,171	1,695,109	1,822,467	3,513,980	3,600,506
Less cost of fuel and purchased power (a)	62,128	65,942	135,411	134,680
Gross Margin (non-GAAP) (a)	$104,226	$107,674	$213,870	$212,491
________________

(a)
Due to the changes in our segment disclosures discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, cost of fuel and purchased power was revised for the three and six months ended June 30, 2018, which resulted in an increase of $1.7 million and $3.3 million, respectively. There were corresponding decreases to Gross margin for each period.

Three Months Ended June 30,	Electric Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Quantities Sold (MWh) (a)
	2019	2018	2019	2018	2019	2018
Colorado Electric (b)	$55,412	$62,532	$31,051	$35,801	485,346	542,528
South Dakota Electric	69,246	70,676	50,865	49,922	757,640	837,943
Wyoming Electric	41,696	40,408	22,310	21,951	452,123	441,996
Total Electric Revenue, Gross Margin (non-GAAP), and Quantities Sold	$166,354	$173,616	$104,226	$107,674	1,695,109	1,822,467

	Electric Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Quantities Sold (MWh) (a)
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Colorado Electric (b)	$115,259	$120,885	$62,495	$67,547	977,028	1,029,528
South Dakota Electric	148,287	144,491	107,173	101,298	1,602,641	1,666,120
Wyoming Electric	85,735	81,795	44,202	43,646	934,311	904,858
Total Electric Revenue, Gross Margin (non-GAAP), and Quantities Sold	$349,281	$347,171	$213,870	$212,491	3,513,980	3,600,506
________________

(a)	Total MWh for 2019 includes Other Uses, Losses or Generation, net, which are approximately 5%, 5%, and 6% for Colorado Electric, South Dakota Electric, and Wyoming Electric, respectively.

(b)
Due to the changes in our segment disclosures discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, Gross margin was revised for the three and six months ended June 30, 2018, which resulted in a decrease of $(1.7) million and $(3.3) million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased (MWh)	2019	2018	2019	2018

Coal-fired	471,840	568,733	1,057,135	1,164,333
Natural Gas and Oil	86,475	105,304	211,132	146,627
Wind	56,505	68,501	111,924	142,482
Total Generated	614,820	742,538	1,380,191	1,453,442
Purchased	1,080,289	1,079,929	2,133,789	2,147,064
Total Generated and Purchased	1,695,109	1,822,467	3,513,980	3,600,506

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased (MWh)	2019	2018	2019	2018
Generated:
Colorado Electric	91,886	132,927	192,416	224,975
South Dakota Electric	315,925	411,839	773,294	824,033
Wyoming Electric	207,009	197,772	414,481	404,434
Total Generated	614,820	742,538	1,380,191	1,453,442
Purchased:
Colorado Electric	393,460	409,601	784,612	804,553
South Dakota Electric	441,715	426,104	829,347	842,087
Wyoming Electric	245,114	244,224	519,830	500,424
Total Purchased	1,080,289	1,079,929	2,133,789	2,147,064

Total Generated and Purchased	1,695,109	1,822,467	3,513,980	3,600,506

	Three Months Ended June 30,
Degree Days		2019		2018
	Actual	Variance from Normal	Actual Variance to Prior Year	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	603	(5)%	31%	460	(27)%
South Dakota Electric	1,279	25%	23%	1,037	1%
Wyoming Electric	1,359	12%	29%	1,053	(14)%
Combined (a)	986	12%	27%	777	(12)%

Cooling Degree Days:
Colorado Electric	147	(30)%	(70)%	494	136%
South Dakota Electric	38	(62)%	(71)%	132	33%
Wyoming Electric	29	(42)%	(72)%	102	104%
Combined (a)	86	(38)%	(71)%	292	109%

	Six Months Ended June 30,
	2019			2018
Heating Degree Days	Actual	Variance from Normal	Actual Variance to Prior Year	Actual	Variance from Normal

Colorado Electric	3,152	(4)%	10%	2,866	12%
South Dakota Electric	5,195	23%	10%	4,736	12%
Wyoming Electric	4,557	3%	13%	4,037	(9)%
Combined (a)	4,132	8%	10%	3,741	7%

Cooling Degree Days:
Colorado Electric	147	(30)%	(70)%	494	136%
South Dakota Electric	38	(62)%	(71)%	132	33%
Wyoming Electric	29	(42)%	(72)%	102	104%
Combined (a)	86	(38)%	(71)%	292	109%
__________

(a)	Combined actuals are calculated based on the weighted average number of total customers by state.

Electric Utilities Power Plant Availability	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Coal-fired plants (a)	79.2%	91.2%	87.7%	93.1%
Natural gas-fired plants and Other plants (b)	89.3%	98.1%	90.0%	97.2%
Wind	94.5%	96.7%	95.6%	96.9%
Total availability	86.4%	95.8%	89.7%	95.9%

Wind capacity factor	34.8%	41.7%	38.7%	46.1%
__________

(a)	2019 included planned outages at Neil Simpson II and Wygen III and unplanned outages at Wyodak Plant.

(b)	2019 included planned outages at Neil Simpson CT and Lange CT.

Gas Utilities

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(in thousands)
Revenue:
Natural gas - regulated	$149,942	$161,212	$(11,270)	$533,817	$531,480	$2,337
Other - non-regulated services	15,527	16,408	(881)	42,732	43,484	(752)
Total revenue	165,469	177,620	(12,151)	576,549	574,964	1,585

Cost of sales:
Natural gas - regulated	51,108	62,453	(11,345)	252,158	267,537	(15,379)
Other - non-regulated services	5,876	5,601	275	12,105	10,202	1,903
Total cost of sales	56,984	68,054	(11,070)	264,263	277,739	(13,476)

Gross margin (non-GAAP)	108,485	109,566	(1,081)	312,286	297,225	15,061

Operations and maintenance	77,130	71,667	5,463	155,068	142,573	12,495
Depreciation and amortization	22,797	21,414	1,383	45,346	42,724	2,622
Total operating expenses	99,927	93,081	6,846	200,414	185,297	15,117

Adjusted operating income	$8,558	$16,485	$(7,927)	$111,872	$111,928	$(56)

Results of Operations for the Gas Utilities for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018:

Gross margin for the three months ended June 30, 2019 decreased as a result of:

(in millions)
Weather (a)	$(2.4)
Lower mark-to-market on non-utility natural gas commodity contracts	(2.1)
Lower transport and transmission	(0.6)
New rates	3.6
Higher customer growth - distribution	1.0
Other	(0.6)
Total decrease in Gross margin (non-GAAP)	$(1.1)

(a) Weather impacts for the three months ended June 30, 2019 compared to the same period in the prior year were primarily driven by direct and indirect impacts from significant rainfall and flooding within the Gas Utilities' service territories.

Operations and maintenance increased primarily due to $2.8 million of higher outside services expenses and $1.6 million of higher employee costs driven by additional headcount. Various other expenses comprise the remainder of the increase compared to the same period in the prior year.

Depreciation and amortization increased primarily due to a higher asset base driven by prior and current year capital expenditures.

Results of Operations for the Gas Utilities for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018:

Gross margin for the six months ended June 30, 2019 increase as a result of:

(in millions)
New rates	$12.4
Weather	2.8
Higher customer growth - distribution	2.8
Higher transport and transmission	1.1
Excess deferred taxes returned to customers	(2.7)
Lower mark-to-market on non-utility natural gas commodity contracts	(2.5)
Other	1.2
Total increase in Gross margin (non-GAAP)	$15.1

Operations and maintenance increased primarily due to $6.5 million of higher outside services expenses and $3.8 million of higher employee costs driven by additional headcount. Various other expenses comprise the remainder of the increase compared to the same period in the prior year.

Depreciation and amortization increased primarily due to a higher asset base driven by previous year capital expenditures.

Operating Statistics

	Gas Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018

Residential	$85,093	$91,000	$52,670	$52,697	7,919,158	8,837,588
Commercial	30,984	34,031	14,926	14,807	4,194,879	4,615,571
Industrial	3,980	6,565	1,320	1,639	997,942	1,747,702
Other (a)	887	255	887	255	—	—
Total Distribution	120,944	131,851	69,803	69,398	13,111,979	15,200,861

Transportation and Transmission	28,998	29,361	29,031	29,361	32,767,310	32,846,279

Total Regulated	149,942	161,212	98,834	98,759	45,879,289	48,047,140

Non-regulated Services	15,527	16,408	9,651	10,807

Total Gas Revenue & Gross Margin (non-GAAP)	$165,469	$177,620	$108,485	$109,566

	Gas Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018

Residential	$326,222	$325,751	$157,727	$149,474	40,757,176	38,933,825
Commercial	127,123	129,036	50,084	47,010	19,185,727	18,564,692
Industrial	9,994	12,547	3,337	3,313	2,180,469	2,931,319
Other (a)	(3,467)	(7,276)	(3,467)	(7,276)	—	—
Total Distribution	459,872	460,058	207,681	192,521	62,123,372	60,429,836

Transportation and Transmission	73,945	71,422	73,978	71,422	79,083,470	77,579,754

Total Regulated	533,817	531,480	281,659	263,943	141,206,842	138,009,590

Non-regulated Services	42,732	43,484	30,627	33,282

Total Gas Revenue & Gross Margin	$576,549	$574,964	$312,286	$297,225

(a)	Other revenue reflects the impact of revenue reserved in accordance with the TCJA.

	Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018

Arkansas	$26,236	$27,095	$18,617	$16,471	4,542,917	5,282,607
Colorado	36,713	32,138	19,755	18,562	6,067,353	4,705,454
Iowa	23,714	27,102	14,588	14,648	7,484,272	7,429,328
Kansas	17,379	21,002	11,957	11,870	6,290,716	6,929,756
Nebraska	39,315	48,993	27,709	32,801	14,816,996	16,405,326
Wyoming	22,112	21,290	15,859	15,214	6,677,035	7,294,669
Total Gas Revenue & Gross Margin (non-GAAP)	$165,469	$177,620	$108,485	$109,566	45,879,289	48,047,140

	Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018

Arkansas	$105,627	$97,483	$62,899	$52,388	16,967,113	17,161,233
Colorado	113,184	103,536	57,355	51,707	19,244,278	16,408,805
Iowa	89,355	94,986	37,638	37,074	23,147,959	22,932,317
Kansas	58,596	63,383	30,076	29,767	16,733,986	17,227,084
Nebraska	148,112	155,754	83,782	86,661	43,816,014	44,392,550
Wyoming	61,675	59,822	40,536	39,628	21,297,492	19,887,601
Total Gas Revenue & Gross Margin (non-GAAP)	$576,549	$574,964	$312,286	$297,225	141,206,842	138,009,590

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

	Three Months Ended June 30,
	2019			2018
Heating Degree Days	Actual	Variance from Normal	Actual Variance to Prior Year	Actual	Variance from Normal
Arkansas (a)	246	(25)%	(39)%	400	21%
Colorado	1,017	6%	38%	735	(23)%
Iowa	738	8%	(8)%	801	17%
Kansas (a)	425	(5)%	(16)%	508	14%
Nebraska	664	5%	(6)%	708	12%
Wyoming	1,397	15%	30%	1,072	(12)%
Combined (b)	795	5%	7%	740	(1)%

	Six Months Ended June 30,
Degree Days	2019			2018
Heating Degree Days:	Actual	Variance from Normal	Actual Variance to Prior Year	Actual	Variance from Normal
Arkansas (a)	2,347	(4)%	(4)%	2,448	1%
Colorado	4,047	4%	18%	3,439	(12)%
Iowa	4,568	13%	5%	4,332	7%
Kansas (a)	3,204	10%	8%	2,978	2%
Nebraska	4,147	13%	6%	3,915	7%
Wyoming	4,910	11%	14%	4,316	(2)%
Combined (b)	4,244	10%	9%	3,899	1%
__________

(a)	Arkansas and Kansas have weather normalization mechanisms that mitigate the weather impact on gross margins.

(b)
The combined heating degree days are calculated based on a weighted average of total customers by state excluding Kansas due to its weather normalization mechanism. Arkansas is excluded based on the weather normalization mechanism in effect from November through April.

Regulatory Matters

For more information on recent regulatory activity and enacted regulatory provisions with respect to the states in which our Utilities operate, see Note 5 of the Notes to Condensed Consolidated Financial Statements and Part I, Items 1 and 2 and Part II, Item 8 of our 2018 Annual Report on Form 10-K filed with the SEC.

Power Generation

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(in thousands)
Revenue	$24,708	$22,744	$1,964	$49,953	$46,682	$3,271

Operations and maintenance	9,833	9,959	(126)	18,521	18,086	435
Depreciation and amortization	4,719	3,908	811	9,309	7,944	1,365
Total operating expense	14,552	13,867	685	27,830	26,030	1,800

Adjusted operating income (a)	$10,156	$8,877	$1,279	$22,123	$20,652	$1,471
________________

(a)
Due to the changes in our segment disclosures discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, Power Generation Adjusted operating income was revised for the three and six months ended June 30, 2018, which resulted in a decrease of $(1.4) million and $(3.0) million, respectively.

Results of Operations for Power Generation for the Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018: Revenue increased in the current year due to increased wind MWh sold and higher PPA prices. Operating expenses increased in the current year due to higher depreciation and property taxes from new wind assets.

The following table summarizes MWh for our Power Generation segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Quantities Sold, Generated and Purchased (MWh) (a)
Sold
Black Hills Colorado IPP (b)	210,316	208,888	416,289	441,263
Black Hills Wyoming (c)	149,713	144,460	313,762	310,061
Black Hills Electric Generation (d)	47,796	—	81,549	—
Total Sold	407,825	353,348	811,600	751,324

Generated
Black Hills Colorado IPP (b)	210,316	208,888	416,289	441,263
Black Hills Wyoming (c)	132,189	128,819	264,782	262,848
Black Hills Electric Generation (d)	47,796	—	81,549	—
Total Generated	390,301	337,707	762,620	704,111

Purchased
Black Hills Wyoming (c)	13,761	17,122	39,340	49,039
Total Purchased	13,761	17,122	39,340	49,039
____________

(a)	Company uses and losses are not included in the quantities sold, generated, and purchased.

(b)	Decrease from the prior year is a result of the impact of Colorado Electric’s wind generation replacing natural-gas generation.

(c)
Under the 20-year economy energy PPA with the City of Gillette effective September 2014, Black Hills Wyoming purchases energy on behalf of the City of Gillette and sells that energy to the City of Gillette. MWh sold may not equal MWh generated and purchased due to a dispatch agreement Black Hills Wyoming has with South Dakota Electric to cover energy imbalances.

(d)	Increase from prior year is driven by Black Hills Electric Generation’s acquisition of new wind assets.

The following table provides certain operating statistics for our plants within the Power Generation segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contracted power plant fleet availability:
Coal-fired plant	95.8%	89.1%	95.3%	91.9%
Natural gas-fired plants (a)	88.7%	99.5%	92.1%	99.5%
Wind (b)	94.1%	N/A	92.3%	N/A
Total availability	91.5%	96.8%	92.8%	97.5%

Wind capacity factor (b)	23.1%	N/A	25.7%	N/A
____________

(a)	2019 included a planned outage at Pueblo Airport Generation.

(b)	Change from the prior year is driven by Black Hills Electric Generation’s acquisition of new wind assets.

Mining

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(in thousands)
Revenue	$13,045	$16,899	$(3,854)	$29,474	$34,027	$(4,553)

Operations and maintenance	9,175	11,124	(1,949)	19,088	22,046	(2,958)
Depreciation, depletion and amortization	2,230	1,950	280	4,409	3,885	524
Total operating expenses	11,405	13,074	(1,669)	23,497	25,931	(2,434)

Adjusted operating income	$1,640	$3,825	$(2,185)	$5,977	$8,096	$(2,119)

The following table provides certain operating statistics for our Mining segment (in thousands, except for Revenue per ton):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tons of coal sold	754	963	1,751	2,041
Cubic yards of overburden moved	2,045	2,380	4,039	4,402

Revenue per ton	$16.48	$16.97	$16.14	$16.12

Results of Operations for Mining for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018:

Current year revenue decreased due to 22% fewer tons sold driven primarily by planned and unplanned generation facility outages. Operating expenses decreased primarily due to lower royalties and production taxes on decreased revenues, and lower major maintenance expenses.

Results of Operations for Mining for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018:

Current year revenue decreased due to 14% fewer tons sold driven primarily by planned and unplanned generation facility outages. Operating expenses decreased primarily due to lower royalties and production taxes on decreased revenues, and lower major maintenance expenses.

Corporate and Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(in thousands)
Adjusted operating income (loss) (a)	$102	$(836)	$938	$(405)	$(2,531)	$2,126
________________

(a)
Due to the changes in our segment disclosures as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, Corporate and Other Adjusted operating income (loss) was revised for the three and six months ended June 30, 2018, which resulted in a decrease of $(0.2) million and $(0.3) million, respectively.

Results of Operations for Corporate and Other for the Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018:

The variance in Adjusted operating income (loss) was primarily due to prior year expenses related to the oil and gas segment that were not reclassified to discontinued operations.

Consolidated interest expense, Other income (expense) and Income tax benefit (expense) for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the three months ended June 30, 2019 was $(2.3) million compared to $(6.5) million for the same period in 2018. The decrease is driven by a lower 2019 forecasted annual effective tax rate primarily due to an increase of federal production tax credits and state investment credits associated with new wind assets; and a current year $1.6 million flow-through discrete tax benefit related to repair costs and certain indirect costs.

Consolidated interest expense, Other income (expense) and Income tax benefit (expense) for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the six months ended June 30, 2019 was $(20) million compared to $19 million for the same period in 2018. The increase in tax expense was primarily due to a prior year $49 million tax benefit resulting from legal entity restructuring and partially offset by a prior year $(2.3) million income tax expense associated with changes in the prior estimated impact of tax reform on deferred income taxes.

For the six months ended June 30, 2019 the effective tax rate was 13.5% compared to 19.0% excluding the legal entity restructuring and tax reform adjustments, for the same period in 2018. The lower effective tax rate is primarily due to $3.5 million of federal production tax credits and related state investment credits associated with new wind assets, a $1.7 million tax benefit for deferred tax amortization related to tax reform and a $1.6 million flow-through discrete tax benefit related to repair costs and certain indirect costs.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates from those reported in our 2018 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting estimates, see Part II, Item 7 of our 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2018 Annual Report on Form 10-K filed with the SEC except as described below.

Collateral Requirements

Our utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions and the amounts owed by or to the counterparty. At June 30, 2019, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts.

Income Tax

The TCJA required revaluation of federal deferred tax assets and liabilities using the new lower corporate tax rate of 21%. We have reached agreements with regulators in six states and are working with regulators in our seventh state, as well as FERC regarding returning benefits to customers. Our working capital requirements increased as a result of complying with the TCJA and providing the benefits of the TCJA to customers. These agreements will negatively impact our cash flows by approximately $40 million to $45 million per year for each of the next several years.

Cash Flow Activities

The following table summarizes our cash flows for the six months ended June 30, 2019 (in thousands):

Cash provided by (used in):	2019	2018	Variance
Operating activities	$289,779	$310,701	$(20,922)
Investing activities	$(317,297)	$(163,526)	$(153,771)
Financing activities	$13,617	$(153,701)	$167,318

Year-to-Date 2019 Compared to Year-to-Date 2018

Operating Activities

Net cash provided by operating activities was $290 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $311 million for the same period in 2018 for a decrease of $21 million. The variance was primarily attributable to:

•	Cash earnings (income from continuing operations plus non-cash adjustments) were $13 million higher for the six months ended June 30, 2019 compared to the same period in the prior year;

•
Net cash inflows from changes in operating assets and liabilities were $14 million for the six months ended June 30, 2019, compared to net cash inflows of $47 million in the same period in the prior year. This $33 million decrease was primarily due to:

◦
Cash inflows increased by approximately $46 million primarily as a result of higher collections of accounts receivable, partially offset by higher materials inventory to support capital projects for the six months ended June 30, 2019 compared to the same period in the prior year;

◦
Cash outflows increased by approximately $11 million as a result of decreases in accounts payable and accrued liabilities driven by higher employee costs, higher gas purchases and other working capital requirements; and

◦
Cash inflows decreased by approximately $66 million as a result of changes in our current regulatory assets and liabilities driven by differences in fuel cost adjustments as well as revenue reserved in the prior year due to the TCJA tax rate change that has subsequently been returned to customers.

Investing Activities

Net cash used in investing activities was $317 million for the six months ended June 30, 2019, compared to net cash used in investing activities of $164 million for the same period in 2018 for a variance of $154 million. The variance was primarily attributable to:

•
Capital expenditures of approximately $318 million for the six months ended June 30, 2019 compared to $157 million for the same period in the prior year. Higher current year expenditures are primarily driven by the Busch Ranch II wind project at our Power Generation segment, construction of the final segment of the 175-mile transmission line from Rapid City, South Dakota, to Stegall, Nebraska at our Electric Utilities segment and the 35-mile Natural Bridge pipeline project at our Gas Utilities segment; and

•
A $24 million investment made in the prior year partially offset by an $18 million change in net cash provided by investing activities from discontinued operations primarily due to the prior year sale of assets held for sale.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $14 million, compared to $154 million of net cash used in financing activities for the same period in 2018 for a variance of $167 million. This variance is primarily due to:

•	We amended our Corporate term loan due July 30, 2020, which increased total commitments to $400 million from $300 million;

•	Current year issuance of common stock for net proceeds of approximately $69 million through our ATM equity offering program;

•	$10 million of higher current year dividend payments; and

•
Lower current year net repayments of short-term borrowings of $6 million. Repayments of short-term borrowings, driven by proceeds received from the amendment to the Corporate term loan and the ATM equity offering program, were mostly offset by higher borrowings driven by increased capital expenditures.

Dividends

Dividends paid on our common stock totaled $61 million for the six months ended June 30, 2019, or $0.505 per share per quarter. On July 31, 2019, our board of directors declared a quarterly dividend of $0.505 per share payable September 1, 2019, equivalent to an annual dividend of $2.02 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Financing Transactions and Short-Term Liquidity

Revolving Credit Facility and CP Program

Our Revolving Credit Facility had the following borrowings, outstanding letters of credit, and available capacity (in millions):

		Current	Revolver Borrowings at	CP Program Borrowings at	Letters of Credit at	Available Capacity at
Credit Facility	Expiration	Capacity	June 30, 2019	June 30, 2019	June 30, 2019	June 30, 2019
Revolving Credit Facility	July 30, 2023	$750	$—	$103	$10	$637

The weighted average interest rate on CP Program borrowings at June 30, 2019 was 2.60%. Revolving Credit Facility and CP Program financing activity for the six months ended June 30, 2019 was (dollars in millions):

For the Six Months Ended June 30, 2019
Maximum amount outstanding - commercial paper (based on daily outstanding balances)	$237
Maximum amount outstanding - revolving credit facility (based on daily outstanding balances)	$—
Average amount outstanding - commercial paper (based on daily outstanding balances)	$160
Average amount outstanding - revolving credit facility (based on daily outstanding balances)	$—
Weighted average interest rates - commercial paper	2.68%
Weighted average interest rates - revolving credit facility	—%

Covenant Requirements

The Revolving Credit Facility contains customary affirmative and negative covenants, such as limitations on certain liens, restrictions on certain transactions, and maintenance of a certain Consolidated Indebtedness to Capitalization Ratio. Subject to applicable cure periods, a violation of any of these covenants would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. We were in compliance with these covenants as of June 30, 2019. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information.

Covenants within Wyoming Electric’s financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of June 30, 2019, we were in compliance with these covenants.
Financing Activities

Financing activities for the six months ended June 30, 2019 consisted of the following:

•
On June 17, 2019, we amended our Corporate term loan due July 30, 2020. This amendment increased total commitments to $400 million from $300 million, extended the term through June 17, 2021 and continues to have substantially similar terms and covenants as the amended and restated Revolving Credit Facility. The net proceeds used to pay down short-term debt. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information.

•
We issued a total of 939,095 shares of common stock under the ATM equity offering program for proceeds of $69 million, net of $0.7 million in commissions. As of June 30, 2019, there were no shares that were sold, but not settled.

•	Short-term borrowings from our CP Program.

Future Financing Plans

•	Evaluate refinancing options for our $200 million senior notes due July 15, 2020.

•	Continue to assess equity needs to support our capital expenditure plan.

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

The following table represents the credit ratings and outlook and risk profile of BHC at June 30, 2019:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable
__________

(a)	On February 28, 2019, S&P affirmed our BBB+ rating and maintained a Stable outlook.

(b)	On December 12, 2018, Moody’s affirmed our Baa2 rating and maintained a Stable outlook.

(c)	On October 11, 2018, Fitch affirmed our BBB+ rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric at June 30, 2019:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On April 30, 2019, S&P affirmed A rating.

(b)	On December 12, 2018, Moody’s affirmed A1 rating.

(c)	On July 23, 2019, Fitch affirmed A rating.

Capital Requirements

Capital Expenditures

	Actual	Planned	Planned	Planned	Planned	Planned
Capital Expenditures by Segment	Six Months Ended June 30, 2019 (a)	2019 (b)	2020	2021	2022	2023
(in millions)
Electric Utilities (c)	$87	$205	$221	$203	$170	$137
Gas Utilities (c)	185	464	323	289	277	274
Power Generation	41	84	9	8	10	4
Mining	5	8	7	11	10	7
Corporate and Other	14	16	22	8	5	7
	$332	$777	$582	$519	$472	$429
__________
(a)    Expenditures for the six months ended June 30, 2019 include the impact of accruals for property, plant and equipment.
(b)    Includes actual capital expenditures for the six months ended June 30, 2019.
(c)    Planned capital expenditures increased for 2019 through 2023 primarily due to increased programmatic integrity spending.

We continue to evaluate potential future acquisitions and other growth opportunities when they arise. As a result, capital expenditures may vary significantly from the estimates identified above.

Contractual Obligations

There have been no significant changes in contractual obligations from those previously disclosed in Note 19 of our Notes to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K except for the items described in Notes 8, 16, and 20 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Commitments

There have been no significant changes to off-balance sheet commitments from those previously disclosed in Item 7 of our 2018 Annual Report on Form 10-K filed with the SEC except for the items described in Note 8 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Information regarding our quantitative and qualitative disclosures about market risk is disclosed in Item 7A of our Annual Report on Form 10-K. During the six months ended June 30, 2019, there were no material changes to our quantitative and qualitative disclosures about market risk.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at June 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Exhibit 10.1
First Amendment dated as of June 17, 2019 to Amended and Restated Credit Agreement dated as of July 30, 2018, among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Form 8–K filed on June 17, 2019).

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

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	August 6, 2019