Form 10-K
period 2019-12-31
BLACK HILLS CORP /SD/
filed 2020-02-14
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

	Commission File Number	001-31303

BLACK HILLS CORPORATION

Incorporated in	South Dakota	IRS Identification Number		46-0458824

7001 Mount Rushmore Road	Rapid City	South Dakota	57702

Registrant’s telephone number, including area code	(605)	721-1700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s
most recently completed second fiscal quarter, June 30, 2019, was		$4,727,278,183

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at January 31, 2020
Common stock, $1.00 par value	61,475,403	shares

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement being prepared for the solicitation of proxies in connection with the 2020 Annual Meeting of Stockholders to be held on April 28, 2020, are incorporated by reference in Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
Aquila Transaction	Our July 14, 2008 acquisition of five utilities from Aquila, Inc.
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
Basin Electric	Basin Electric Power Cooperative
BHC	Black Hills Corporation; the Company
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC, a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Energy	The name used to conduct the business of our utility companies
Black Hills Energy Services
Black Hills Energy Services Company, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas commodity supply for the Choice Gas Programs (doing business as Black Hills Energy).

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

Busch Ranch II	60 MW wind farm near Pueblo, Colorado owned by Black Hills Electric Generation to provide wind energy to Colorado Electric through a power purchase agreement expiring in November 2044.
CAPP
Customer Appliance Protection Plan, which provides appliance repair services to residential natural gas customers through on-going monthly service agreements. The consolidation of the existing Service Guard and CAPP plans into the revamped Service Guard Comfort Plan is currently underway across our service territories.

CFTC	United States Commodity Futures Trading Commission
Cheyenne Prairie	132 MW natural-gas fired generating facility jointly owned by South Dakota Electric and Wyoming Electric in Cheyenne, Wyoming. Cheyenne Prairie was placed into commercial service on October 1, 2014.
Choice Gas Program
Regulator approved programs in Wyoming and Nebraska that allow certain utility customers to select their natural gas commodity supplier, providing the unbundling of the commodity service from the distribution delivery service.

City of Gillette	Gillette, Wyoming
City of Cheyenne	Cheyenne, Wyoming

Colorado Electric	Black Hills Colorado Electric, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing electric service to customers in Colorado (doing business as Black Hills Energy).
Colorado Gas	Black Hills Colorado Gas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Colorado (doing business as Black Hills Energy).
Common Use System (CUS)
The Common Use System is a joint transmission system we participate in with Basin Electric and Powder River Energy Corporation. The Common Use System provides transmission service over these utilities' combined 230-kilovolt (kV) and limited 69-kV transmission facilities within areas of southwestern South Dakota and northeastern Wyoming.

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

Corriedale
Wind project near Cheyenne, Wyoming, that will be a 52.5 MW wind farm jointly owned by South Dakota Electric and Wyoming Electric and will serve as the dedicated wind energy supply to the Renewable Ready program.

CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CP Program	Commercial Paper Program
CPUC	Colorado Public Utilities Commission
CT	Combustion turbine
CTII	The 40 MW Gillette CT, a simple-cycle, gas-fired combustion turbine owned by the City of Gillette.
Cushion Gas
The portion of natural gas necessary to force saleable gas from a storage field into the transmission system and for system balancing, representing a permanent investment necessary to use storage facilities and maintain reliability.

CVA	Credit Valuation Adjustment
DC	Direct current
Dividend payout ratio	Annual dividends paid on common stock divided by net income from continuing operations available for common stock
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSM	Demand Side Management
DRSPP	Dividend Reinvestment and Stock Purchase Plan
Dth	Dekatherm. A unit of energy equal to 10 therms or one million British thermal units (MMBtu).
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP measurement
ECA	Energy Cost Adjustment -- adjustments that allow us to pass the prudently-incurred cost of fuel and purchased energy through to customers.
Economy Energy	Purchased energy that costs less than that produced with the utilities’ owned generation.
EIA	Environmental Improvement Adjustment -- annual adjustment mechanism that allows us to recover from customers eligible investments in, and expense related to, new environmental measures.
EPA	United States Environmental Protection Agency
Equity Unit
Each Equity Unit has a stated amount of $50, consisting of a purchase contract issued by BHC to purchase shares of BHC common stock and a 1/20, or 5% undivided beneficial ownership interest in $1,000 principal amount of BHC RSNs due 2028. On November 1, 2018, we completed settlement of the stock purchase contracts that are components of the Equity Units issued in November 2015.

EWG	Exempt Wholesale Generator
FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
GCA	Gas Cost Adjustment -- adjustments that allow us to pass the prudently-incurred cost of gas and certain services through to customers.
GHG	Greenhouse gases
Global Settlement	Settlement with a utilities commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
Happy Jack	Happy Jack Wind Farm, LLC, owned by Duke Energy Generation Services
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

HomeServe	We offer HomeServe products to our natural gas residential customers interested in purchasing additional home repair service plans.
Iowa Gas
Black Hills Iowa Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Iowa (doing business as Black Hills Energy).

IPP	Independent power producer
IRS	United States Internal Revenue Service
ITC	Investment tax credit
Kansas Gas
Black Hills Kansas Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Kansas (doing business as Black Hills Energy).

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
Mcfd	Thousand cubic feet per day
MDU	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
MEAN	Municipal Energy Agency of Nebraska
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MSHA	Mine Safety and Health Administration
MTPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
N/A	Not Applicable
NAV	Net Asset Value
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NOL	Net operating loss
NPSC	Nebraska Public Service Commission
NYSE	New York Stock Exchange
OPEB	Other Post-Employment Benefits
OSHA	Occupational Safety & Health Administration
OSM	United States Department of the Interior’s Office of Surface Mining

PacifiCorp	PacifiCorp, a wholly owned subsidiary of MidAmerican Energy Holdings Company, itself an affiliate of Berkshire Hathaway.
PCA
Power Cost Adjustment -- annual adjustment mechanism that allows us to pass a portion of prudently-incurred delivered power costs, including fuel, purchased capacity and energy, and transmission costs, through to customers.

PCCA	Power Capacity Cost Adjustment -- annual adjustment that allows us to pass the prudently-incurred purchased capacity costs, incremental to costs included in base rates, through to customers.
Peak View	60 MW wind generating project owned by Colorado Electric, placed in service on November 7, 2016 and adjacent to Busch Ranch I.
PPA	Power Purchase Agreement
PRPA	Platte River Power Authority
PSA	Power Sales Agreement
PSCo	Public Service Company of Colorado
Pueblo Airport Generation
420 MW combined cycle gas-fired power generation plants jointly owned by Colorado Electric (220 MW) and Black Hills Colorado IPP (200 MW). Black Hills Colorado IPP owns and operates this facility. The plants commenced operation on January 1, 2012.

PTC	Production tax credit
PUHCA 2005	Public Utility Holding Company Act of 2005
Revolving Credit Facility
Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended and restated on July 30, 2018 and now terminates on July 30, 2023.

Renewable Ready
Voluntary renewable energy subscription program for large commercial, industrial and governmental agency customers. The Corriedale wind project will provide 52.5 MW of energy for Renewable Ready subscribers in Wyoming and western South Dakota.

RMNG
Rocky Mountain Natural Gas LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas transmission and wholesale services in western Colorado (doing business as Black Hills Energy).

RSNs	Remarketable junior subordinated notes, issued on November 23, 2015 and retired on August 17, 2018.
SCADA	Supervisory control and data acquisition
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Service Guard
Home appliance repair product offering for both natural gas and electric residential customers through on-going monthly service agreements. The consolidation of the existing Service Guard and CAPP plans into the revamped Service Guard Comfort Plan is currently underway across our service territories.

Service Guard Comfort Plan	New plan that will consolidate Service Guard and CAPP and provide similar services.
Silver Sage	Silver Sage Windpower, LLC, owned by Duke Energy Generation Services
SO2	Sulfur dioxide
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
SPP	Southwest Power Pool, Inc. which oversees the bulk electric grid and wholesale power market in the central United States
SourceGas Transaction
On February 12, 2016, Black Hills Utility Holdings acquired SourceGas pursuant to a purchase and sale agreement executed on July 12, 2015 for approximately $1.89 billion, which included the assumption of $760 million in debt at closing.

South Dakota Electric
Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota and Wyoming (doing business as Black Hills Energy).

SSIR	System Safety and Integrity Rider
System Peak Demand	Represents the highest point of retail customer usage for a single hour.
TCA	Transmission Cost Adjustment -- annual adjustment mechanism that allows us to recover from customers eligible transmission investments prior to the next rate review.
TCJA	Tax Cuts and Jobs Act enacted on December 22, 2017

Tech Services
Non-regulated product lines within Black Hills Corporation that 1) provide electrical system construction services to large industrial customers of our electric utilities, and 2) serve gas transportation customers throughout its service territory by constructing and maintaining customer-owner gas infrastructure facilities, typically through one-time contracts.

TFA	Transmission Facility Adjustment -- annual adjustment mechanism that allows us to recover charges for qualifying new and modified transmission facilities from customers.
VEBA	Voluntary Employee Benefit Association
VIE	Variable Interest Entity
WDEQ	Wyoming Department of Environmental Quality
WECC	Western Electricity Coordinating Council
Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential
Working Capacity	Total gas storage capacity minus cushion gas
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings (doing business as Black Hills Energy)
Wyoming Electric
Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in the Cheyenne, Wyoming area (doing business as Black Hills Energy).

Wyoming Gas	Black Hills Wyoming Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Wyoming (doing business as Black Hills Energy).

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

Forward-Looking Information

This Form 10-K contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 - Management’s Discussion & Analysis of Financial Condition and Results of Operations.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K, including statements contained within Item 1A - Risk Factors.

PART I

ITEMS 1 AND 2.	BUSINESS AND PROPERTIES

History and Organization

Black Hills Corporation, a South Dakota corporation (together with its subsidiaries, referred to herein as the “Company,” “we,” “us” or “our”), is a customer-focused, growth-oriented utility company headquartered in Rapid City, South Dakota. Our predecessor company, Black Hills Power and Light Company, was incorporated and began providing electric utility service in 1941. It was formed through the purchase and combination of several existing electric utilities and related assets, some of which had served customers in the Black Hills region since 1883. In 1956, with the purchase of the WRDC mine, we began producing and selling energy through non-regulated businesses.

We operate our business in the United States, reporting our operating results through our regulated Electric Utilities, regulated Gas Utilities, Power Generation and Mining segments. Certain unallocated corporate expenses that support our operating segments are presented as Corporate and Other.

Our Electric Utilities segment generates, transmits and distributes electricity to approximately 214,000 electric utility customers in Colorado, Montana, South Dakota and Wyoming. Our Electric Utilities own 939 MW of generation and 8,892 miles of electric transmission and distribution lines.

Our Gas Utilities segment serves approximately 1,066,000 natural gas utility customers in Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming. Our Gas Utilities own and operate approximately 4,775 miles of intrastate gas transmission pipelines and 41,210 miles of gas distribution mains and service lines, seven natural gas storage sites, nearly 49,000 horsepower of compression and over 500 miles of gathering lines.

Our Power Generation segment produces electric power from its wind, natural gas and coal-fired generating plants and sells the electric capacity and energy primarily to our utilities under long-term contracts. Our Mining segment produces coal at our mine near Gillette, Wyoming, and sells and delivers it primarily under long-term contracts to adjacent mine-mouth electric generation facilities owned by our Electric Utilities and Power Generation businesses.

Electric Utilities Segment

We conduct electric utility operations through our Colorado, South Dakota and Wyoming subsidiaries. Our electric generating facilities and power purchase agreements provide for the supply of electricity principally to our distribution systems. Additionally, we sell excess power to other utilities and marketing companies, including our affiliates. We also provide non-regulated services through our Tech Services product lines.

Capacity and Demand. System peak demand for the Electric Utilities’ retail customers for each of the last three years are listed below:

	System Peak Demand (in MW)
	2019		2018		2017
	Summer	Winter	Summer	Winter	Summer	Winter
Colorado Electric (a)	422	297	413	313	398	299
South Dakota Electric	335	320	355	314	370	310
Wyoming Electric (b)	265	247	254	238	249	230
________________________

(a)
The Colorado Electric July 2019 summer peak load of 422 surpassed previous summer peak record load of 413 set in June 2018. The October 2018 winter peak load of 313 surpassed previous winter peak load of 310 set in February 2011.

(b)
The Wyoming Electric July 2019 summer peak load of 265 surpassed previous summer peak record load of 254 set in July 2018. The December 2019 winter peak load of 247 surpassed the previous winter peak record load of 238 set in December 2018.

Regulated Power Plants. As of December 31, 2019, our Electric Utilities’ ownership interests in electric generating plants were as follows:

Unit	Fuel Type	Location	Ownership Interest %	Owned Capacity (MW)	In Service Date
Colorado Electric:
Busch Ranch I (a)	Wind	Pueblo, Colorado	50%	14.5	2012
Peak View (b)	Wind	Pueblo, Colorado	100%	60.0	2016
Pueblo Airport Generation	Gas	Pueblo, Colorado	100%	180.0	2011
Pueblo Airport Generation CT	Gas	Pueblo, Colorado	100%	40.0	2016
AIP Diesel	Oil	Pueblo, Colorado	100%	10.0	2001
Diesel #1 and #3-5	Oil	Pueblo, Colorado	100%	8.0	1964
Diesel #1-5	Oil	Rocky Ford, Colorado	100%	10.0	1964
South Dakota Electric:
Cheyenne Prairie (c)	Gas	Cheyenne, Wyoming	58%	55.0	2014
Wygen III (d)	Coal	Gillette, Wyoming	52%	57.2	2010
Neil Simpson II	Coal	Gillette, Wyoming	100%	90.0	1995
Wyodak Plant (e)	Coal	Gillette, Wyoming	20%	72.4	1978
Neil Simpson CT	Gas	Gillette, Wyoming	100%	40.0	2000
Lange CT	Gas	Rapid City, South Dakota	100%	40.0	2002
Ben French Diesel #1-5	Oil	Rapid City, South Dakota	100%	10.0	1965
Ben French CTs #1-4	Gas/Oil	Rapid City, South Dakota	100%	80.0	1977-1979
Wyoming Electric:
Cheyenne Prairie (c)	Gas	Cheyenne, Wyoming	42%	40.0	2014
Cheyenne Prairie CT (c)	Gas	Cheyenne, Wyoming	100%	37.0	2014
Wygen II	Coal	Gillette, Wyoming	100%	95.0	2008
Total MW Capacity				939.1
________________________

(a)
Busch Ranch I is operated by Colorado Electric. In 2013, the facility was awarded a one-time cash grant in lieu of ITCs under the Section 1603 program created under the American Recovery and Reinvestment Act. Black Hills Electric Generation owns the remaining 50% interest in the wind farm. Colorado Electric has a PPA with Black Hills Electric Generation for its share of power from the wind farm.

(b)
The Peak View facility qualifies for PTCs at $25/MWh under IRC 45 during the 10-year period beginning on the date the facility was originally placed in service. The PTCs for this facility flow back to customers through a rider mechanism as a reduction to Colorado Electric’s margins. Peak View was placed in service in November 2016.

(c)
Cheyenne Prairie serves the utility customers of South Dakota Electric and Wyoming Electric. The facility includes one simple-cycle, 37 MW combustion turbine that is wholly-owned by Wyoming Electric and one combined-cycle, 95 MW unit that is jointly-owned by Wyoming Electric (40 MW) and South Dakota Electric (55 MW).

(d)
Wygen III, a 110 MW mine-mouth coal-fired power plant, is operated by South Dakota Electric. South Dakota Electric owns 52% of the power plant, MDU owns 25% and the City of Gillette owns the remaining 23% interest. Our adjacent WRDC mine supplies all of the fuel for the plant.

(e)
Wyodak Plant, a 362 MW mine-mouth coal-fired power plant, is owned 80% by PacifiCorp and 20% by South Dakota Electric. This baseload plant is operated by PacifiCorp and our WRDC mine supplies all of the fuel for the plant.

The Electric Utilities’ annual weighted average cost of fuel utilized to generate electricity and the average price paid for purchased power (excluding contracted capacity) per MWh for the years ended December 31 was as follows:

Fuel Source (dollars per MWh)	2019	2018	2017
Coal	$11.46	$11.10	$10.95

Natural Gas	$25.92	$33.42	$34.05

Diesel Oil (a)	$209.86	$329.27	$210.11

Total Weighted Average Fuel Cost	$13.86	$13.53	$12.80

Purchased Power - Coal, Gas and Oil	$43.73	$45.62	$45.63

Purchased Power - Renewable Sources	$48.61	$54.31	$53.08
______________

(a)
Included in the Price per MWh for Diesel Oil are unit start-up costs. The diesel-fueled generating units are generally used as supplemental peaking units and the cost per MWh is reflective of how often the units are started and how long the units are run.

Our Electric Utilities’ power supply by resource as a percent of the total power supply for our energy needs for the years ended December 31 was as follows:

Power Supply	2019	2018	2017
Coal	30%	32%	32%
Gas, Oil and Wind	12	10	8
Total Generated	42	42	40
Purchased (a)	58	58	60
Total	100%	100%	100%
______________

(a)	Wind represents approximately 6%, 6% and 6% of our purchased power in 2019, 2018, and 2017, respectively.

Power Purchase and Power Sales Agreements. We have executed various PPAs to support our Electric Utilities’ capacity and energy needs beyond our regulated power plants’ generation. Our Electric Utilities also have various long-term PSAs. Key contracts are disclosed in Note 19 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Transmission and Distribution. Through our Electric Utilities, we own electric transmission and distribution systems composed of high voltage lines (greater than 69 kV) and low voltage lines (69 kV or less). We also jointly own an electric transmission system, referred to as the Common Use System, with Basin Electric and Powder River Energy Corporation.

At December 31, 2019, our Electric Utilities owned the electric transmission and distribution lines shown below:

Utility	State	Transmission (in Line Miles)	Distribution (in Line Miles)
Colorado Electric	Colorado	598	3,120
South Dakota Electric	South Dakota, Wyoming	1,219	2,557
South Dakota Electric - Jointly Owned (a)	South Dakota, Wyoming	43	—
Wyoming Electric	Wyoming	49	1,306
		1,909	6,983
__________________________

(a)
South Dakota Electric owns 35% of a DC transmission tie that interconnects the Western and Eastern transmission grids, which are independently-operated transmission grids serving the western and eastern United States, respectively. This transmission tie allows us to buy and sell energy in the Eastern grid without having to isolate and physically reconnect load or generation between the two transmission grids, thus enhancing the reliability of our system. It accommodates scheduling transactions in both directions simultaneously, provides additional opportunities to sell excess generation or to make economic purchases to serve our native load and contract obligations, and enables us to take advantage of power price differentials between the two grids. See Note 4 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Material contracts are disclosed in Note 19 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Additional contracts disclosed below are also key to allowing us to serve our customer load:

Colorado Electric is party to a joint dispatch agreement with PSCo and PRPA.  This FERC-approved agreement, effective in 2017, is structured to allow PSCo, as administrator, to receive load and generation bid information for all three parties and, on an intra-hour basis, serve the combined utility load utilizing the combined bid generating resources on a least-cost basis.  In other words, if one party has excess generation at a lower cost than another party’s generation, the administrator will increase dispatch of the lower-cost generation and decrease dispatch of the higher-cost generation.  This results in lower energy costs to customers through more efficient dispatch of low-cost generating resources. Under the agreement, Colorado Electric retains the ability to participate or not participate in the joint dispatch at its discretion.

South Dakota Electric has firm network transmission access to deliver power on PacifiCorp’s system to Sheridan, Wyoming, to serve our power sales contract with MDU through December 31, 2023, with the right to renew pursuant to the terms of PacifiCorp’s transmission tariff.

Wyoming Electric has a firm network transmission agreement with Western Area Power Administration’s Loveland Area Project that allows us to serve our existing load in Cheyenne, Wyoming.

Operating Agreements. Our Electric Utilities have the following material operating agreements:

•	Shared Services Agreements -

◦
South Dakota Electric, Wyoming Electric, and Black Hills Wyoming are parties to a shared facilities agreement, whereby each entity is charged for the use of assets located at the Gillette, Wyoming energy complex by the affiliate entity.

◦	Black Hills Colorado IPP and Colorado Electric are also parties to a facility fee agreement, whereby Colorado Electric charges Black Hills Colorado IPP for the use of Colorado Electric assets.

◦
South Dakota Electric and BHSC are parties to a shared facilities agreement, whereby BHSC is charged for the use of the Horizon Point facility that is owned by South Dakota Electric and BHSC provides certain operations and maintenance services at the facility.

◦	South Dakota Electric and Wyoming Electric receive certain staffing and management services from BHSC for Cheyenne Prairie.

•	Jointly Owned Facilities agreements are discussed in Note 4 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Seasonal Variations of Business. Our Electric Utilities are seasonal businesses and weather patterns may impact their operating performance. Demand for electricity is sensitive to seasonal cooling, heating and industrial load requirements, as well as market price. In particular, demand is often greater in the summer and winter months for cooling and heating, respectively.

Competition. We generally have limited competition for the retail generation and distribution of electricity in our service areas. Various legislative or regulatory restructuring and competitive initiatives have been discussed in several of the states in which our utilities operate. These initiatives would be aimed at increasing competition or providing for distributed generation. To date, these initiatives have not had a material impact on our utilities. In Colorado, our electric utility is subject to rules which may require competitive bidding for generation supply. Because of these rules, we face competition from other utilities and non-affiliated independent power producers for the right to provide electric energy and capacity for Colorado Electric when resource plans require additional resources.

Rates and Regulation. Our Electric Utilities are subject to the jurisdiction of the public utilities commissions in the states where they operate and the FERC for certain assets. These commissions oversee services and facilities, rates and charges, accounting, valuation of property, depreciation rates and various other matters. The public utility commissions determine the rates we are allowed to charge for our utility services. Rate decisions are influenced by many factors, including the cost of providing service, capital expenditures, the prudence of costs we incur, views concerning appropriate rates of return, general economic conditions and the political environment. Certain commissions also have jurisdiction over the issuance of debt or securities and the creation of liens on property located in their states to secure bonds or other securities. The following table provides regulatory information for each of our Electric Utilities:

Subsidiary	Jurisdic-tion	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Tariffed Mechanisms	Percentage of Power Marketing Profit Shared with Customers

Colorado Electric	CO	9.37%	7.43%	47.6%/52.4%	$539.6	1/2017	ECA, TCA, PCCA, Energy Efficiency Cost Recovery/DSM, Renewable Energy Standard Adjustment	90%
	CO	9.37%	6.02%	67.3%/32.7%	$57.9	1/2017	Clean Air Clean Jobs Act Adjustment Rider	N/A
South Dakota Electric	WY	9.9%	8.13%	46.7%/53.3%	$46.8	10/2014	ECA	65%
	SD	Global Settlement	7.76%	Global Settlement	$543.9	10/2014	ECA, Energy Efficiency Cost Recovery/DSM, TFA, EIA	70%
	FERC	10.8%	8.76%	43%/57%	$138.4 (a)	2/2009	FERC Transmission Tariff	N/A
Wyoming Electric	WY	9.9%	7.98%	46%/54%	$376.8	10/2014	PCA, Energy Efficiency Cost Recovery/DSM, Rate Base Recovery on Acquisition Adjustment	N/A
	FERC	10.6%	8.51%	46%/54%	$31.5	5/2014	FERC Transmission Tariff	N/A
__________

(a)
Includes $121.3 million in 2019 rate base for the Common Use System formula rate that is updated annually and $17.1 million in rate base for the DC transmission tie that is based on the approved stated rate from 2005.

The regulatory provisions for recovering the costs to supply electricity vary by state. In all states, subject to thresholds noted below, we have cost adjustment mechanisms for our Electric Utilities that allow us to pass the prudently-incurred cost of fuel and purchased power through to customers. These mechanisms allow the utility operating in that state to collect, or refund the difference between the cost of commodities and certain services embedded in our base rates and the actual cost of the commodities and certain services without filing a general rate review. In addition, some states allow for recovery of new capital investment placed in service between base rate reviews through approved rider tariffs. These tariffs allow the utility a return on the investment.

A summary of mechanisms we have in place are shown in the table below:

Electric Utility Jurisdiction	Cost Recovery Mechanisms
	Environmental Cost	Energy Efficiency	Transmission Expense	Fuel Cost	Transmission Capital	Purchased Power
Colorado Electric		☑	☑	☑	☑	☑
South Dakota Electric (SD)	☑	☑	☑	☑	☑	☑
South Dakota Electric (WY)		☑	☑	☑		☑
South Dakota Electric (FERC)					☑
Wyoming Electric		☑	☑	☑		☑

See Note 13 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding current electric rate activity.

The significant mechanisms we have in place include the following by utility:

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

South Dakota Electric has:

•
An approved annual EIA tariff which recovers costs associated with generation plant environmental improvements. South Dakota Electric also has a TFA tariff which recovers the costs associated with transmission facility improvements. The EIA and TFA were suspended for a six-year moratorium period effective July 1, 2017. On January 7, 2020, South Dakota Electric received approval from the SDPUC on a settlement reached with the SDPUC staff agreeing to extend the 6-year moratorium period by an additional 3 years whereby rate increases for these recovery mechanisms will not go into effect prior to July 1, 2026. See Note 13 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

•
An annual cost adjustment clause which provides for the over or under recovery of fuel, transmission and purchased power cost incurred to serve South Dakota customers. Additionally, this ECA contains an off-system sales sharing mechanism in which South Dakota customers will receive a credit equal to 100% of off-system power marketing operating income from the first $1.0 million of power marketing margin from short-term sales and a credit equal to 70% of power marketing margins from short-term sales in excess of the first $1.0 million. South Dakota Electric retains the remaining 30%. For the period of July 1, 2017 through March 31, 2023, the 100% credit of power marketing margin increased from $1.0 million to $2.0 million. The ECA methodology allows us to directly assign renewable resources and firm purchases to the customer load. In Wyoming, a similar fuel and purchased power cost adjustment is also in place.

•	An approved FERC Transmission Tariff based on a formulaic approach that determines the revenue component of South Dakota Electric’s open access transmission tariff.

Wyoming Electric has:

•
An annual cost adjustment mechanism that allows us to pass the prudently-incurred power costs above costs included in base rates through to electric customers. The annual cost adjustment allows for recovery of 85% of coal and coal-related cost per kWh variances from base and recovery of 95% of purchased power, transmission, and natural gas cost per kWh variances from base.

Tariff Filings. See Note 13 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for tariff filings and additional information regarding current rate activity.

Operating Statistics. The following tables summarize information for our Electric Utilities:

	For the year ended December 31,
Degree Days	2019		2018		2017
	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	5,453	(3)%	5,119	4%	4,693	(16)%
South Dakota Electric	8,284	16%	7,749	8%	6,870	(4)%
Wyoming Electric	7,406	1%	7,036	(7)%	6,623	(12)%

Combined (a)	6,813	5%	6,405	3%	5,826	(11)%

Cooling Degree Days:
Colorado Electric	1,226	37%	1,420	58%	1,027	14%
South Dakota Electric	404	(36)%	488	(23)%	709	11%
Wyoming Electric	462	33%	430	24%	429	23%

Combined (a)	791	14%	902	29%	798	14%
________________

(a)	The combined degree days are calculated based on a weighted average of total customers by state.

	Electric Revenue (in thousands)			Quantities Sold (MWh)
	For the year ended December 31,			For the year ended December 31,
	2019	2018	2017	2019	2018	2017
Residential	$216,108	$218,558	$210,172	1,440,551	1,450,585	1,390,952
Commercial	246,704	250,894	258,754	2,055,253	2,034,917	2,038,495
Industrial	131,831	124,668	122,958	1,787,412	1,682,074	1,598,755
Municipal	17,206	17,871	18,144	157,298	160,913	160,882
Subtotal Retail Revenue - Electric	611,849	611,991	610,028	5,440,514	5,328,489	5,189,084
Contract Wholesale (a)	19,078	33,688	30,435	368,360	900,854	722,659
Off-system/Power Marketing Wholesale	25,622	24,800	21,111	701,633	673,994	661,263
Other	56,203	40,972	43,076	—	—	—
Total Revenue and Energy Sold	712,752	711,451	704,650	6,510,507	6,903,337	6,573,006
Other Uses, Losses or Generation, net (b)	—	—	—	393,573	470,250	468,179
Total Revenue and Energy	712,752	711,451	704,650	6,904,080	7,373,587	7,041,185
Less cost of fuel and purchased power (c)	268,297	283,840	274,363
Gross Margin (non-GAAP) (c) (d)	$444,455	$427,611	$430,287

	Electric Revenue (in thousands)			Gross Margin (non-GAAP) (d) (in thousands)			Quantities Sold (MWh)
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Colorado Electric (c)	$247,332	$251,218	$251,090	$137,323	$138,901	$140,121	2,180,985	2,151,918	2,091,676
South Dakota Electric (a)	291,219	298,080	288,433	218,104	205,194	200,795	2,798,887	3,360,396	3,187,392
Wyoming Electric	174,201	162,153	165,127	89,028	83,516	89,371	1,924,208	1,861,273	1,762,117
Total Revenue, Gross Margin (non-GAAP), and Quantities Sold	$712,752	$711,451	$704,650	$444,455	$427,611	$430,287	6,904,080	7,373,587	7,041,185
________________

(a)
2019 revenue and purchased power, as well as associated quantities, for a certain wholesale contract have been presented on a net basis.  Prior year amounts were presented on a gross basis and, due to their immaterial nature, were not revised.  This 2019 presentation change has no impact on Gross margin.

(b)	Total MWh includes Other Uses, Losses or Generation, net, which is approximately 5%, 6%, and 6% for Colorado Electric, South Dakota Electric and Wyoming Electric, respectively.

(c)
Due to the changes in our segment disclosures discussed in Note 5 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, cost of fuel and purchased power was revised for the years ended December 31, 2018 and December 31, 2017 which resulted in an increase of $6.7 million and $6.0 million, respectively. There were corresponding decreases to Gross margin for both years. These changes had no impact on consolidated financial results.

(d)
For further information on Gross Margin, see “Non-GAAP Financial Measure” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

	For the year ended December 31,
Quantities Generated and Purchased (MWh)	2019	2018	2017

Coal-fired	2,226,028	2,368,506	2,230,617
Natural Gas and Oil	600,002	446,373	307,815
Wind	238,999	253,180	239,472
Total Generated	3,065,029	3,068,059	2,777,904
Purchased (a)	3,839,051	4,305,528	4,263,281
Total Generated and Purchased	6,904,080	7,373,587	7,041,185

	For the year ended December 31,
Quantities Generated and Purchased (MWh)	2019	2018	2017
Generated:
Colorado Electric	443,770	481,446	397,965
South Dakota Electric	1,768,456	1,734,222	1,581,915
Wyoming Electric	852,803	852,391	798,024
Total Generated	3,065,029	3,068,059	2,777,904
Purchased:
Colorado Electric	1,737,215	1,670,472	1,693,711
South Dakota Electric (a)	1,030,431	1,626,174	1,605,477
Wyoming Electric	1,071,405	1,008,882	964,093
Total Purchased	3,839,051	4,305,528	4,263,281

Total Generated and Purchased	6,904,080	7,373,587	7,041,185
________________

(a)
2019 purchased power quantities for a wholesale contract have been presented on a net basis.  Prior year amounts were presented on a gross basis and, due to their immaterial nature, were not revised.  This 2019 presentation change has no impact on Gross margin.

	As of December 31,
Customers at End of Year	2019	2018	2017
Residential	183,232	181,459	179,911
Commercial	29,921	29,299	29,354
Industrial	83	84	86
Other	1,024	1,030	914
Total Electric Customers at End of Year	214,260	211,872	210,265

	As of December 31,
Customers at End of Year	2019	2018	2017
Colorado Electric	97,890	96,645	95,951
South Dakota Electric	73,052	72,533	72,184
Wyoming Electric	43,318	42,694	42,130
Total Electric Customers at End of Year	214,260	211,872	210,265

Gas Utilities Segment

We conduct natural gas utility operations through our Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming subsidiaries. Our Gas Utilities transport and distribute natural gas through our distribution network to approximately 1,066,000 customers. Additionally, we sell contractual pipeline capacity and gas commodities to other utilities and marketing companies, including our affiliates, on an as-available basis.

We also provide non-regulated services to our regulated customers. Black Hills Energy Services provides natural gas supply to approximately 49,000 retail distribution customers under the Choice Gas Program in Nebraska and Wyoming. Additionally, we provide services under the Service Guard Comfort Plan and Tech Services and also offer HomeServe products.

We procure natural gas for our distribution customers from a diverse mix of producers, processors and marketers and generally use hedging, physical fixed-price purchases and market-based price purchases to achieve dollar-cost averaging within our natural gas portfolio. The majority of our procured natural gas is transported in interstate pipelines under firm transportation service agreements.

In addition to company-owned storage assets in Arkansas, Colorado and Wyoming, we also contract with many of the third-party transportation providers noted above for natural gas storage service to provide gas supply during the winter heating season and to meet peak day customer demand for natural gas.

The following table summarizes certain information regarding our regulated underground gas storage facilities as of December 31, 2019:

State	Working Capacity (Mcf)	Cushion Gas (Mcf)	Total Capacity (Mcf)	Maximum Daily Withdrawal Capability (Mcfd)

Arkansas	8,442,700	13,149,040	21,591,740	196,000
Colorado	2,360,895	6,165,315	8,526,210	30,000
Wyoming	5,733,900	17,145,600	22,879,500	36,000
Total	16,537,495	36,459,955	52,997,450	262,000

The following tables summarize certain operating information for our Gas Utilities.

System Infrastructure (in line miles) as of	Intrastate Gas Transmission Pipelines	Gas Distribution Mains	Gas Distribution Service Lines
December 31, 2019
Arkansas	942	4,880	1,161
Colorado	693	6,814	2,554
Iowa	165	2,813	2,138
Kansas	330	2,910	1,355
Nebraska	1,311	8,664	3,230
Wyoming	1,334	3,472	1,219
Total	4,775	29,553	11,657

	For the year ended December 31,
Degree Days	2019		2018		2017
	Actual	Variance From Normal	Actual	Variance From Normal	Actual	Variance From Normal
Heating Degree Days:
Arkansas (a)	3,897	(4)%	4,169	3%	3,295	(19)%
Colorado	6,672	1%	6,136	(7)%	5,728	(14)%
Iowa	7,200	6%	7,192	6%	6,149	(9)%
Kansas (a)	5,190	6%	5,242	7%	4,452	(9)%
Nebraska	6,578	7%	6,563	6%	5,554	(10)%
Wyoming	8,010	7%	7,425	(1)%	7,123	(5)%
Combined (b)	6,840	5%	6,628	2%	5,862	(10)%
________________

(a)	Arkansas and Kansas have weather normalization mechanisms that mitigate the weather impact on gross margins.

(b)
The combined heating degree days are calculated based on a weighted average of total customers by state excluding Kansas due to its weather normalization mechanism. Arkansas Gas is partially excluded based on the weather normalization mechanism in effect from November through April.

Seasonal Variations of Business. Our Gas Utilities are seasonal businesses and weather patterns may impact their operating performance. Demand for natural gas is sensitive to seasonal heating and industrial load requirements, as well as market price. In particular, demand is often greater in the winter months for heating. Natural gas is used primarily for residential and commercial heating, so the demand for this product depends heavily upon weather throughout our service territories and as a result, a significant amount of natural gas revenue is normally recognized in the heating season consisting of the first and fourth quarters. Demand for natural gas can also be impacted by summer weather patterns that are cooler than normal and/or provide higher than normal precipitation; both of which can reduce natural gas demand for irrigation.

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

Rates and Regulation. Our Gas Utilities are subject to the jurisdiction of the public utility commissions in the states where they operate. These commissions oversee services and facilities, rates and charges, accounting, valuation of property, depreciation rates and various other matters. The public utility commissions determine the rates we are allowed to charge for our utility services. Rate decisions are influenced by many factors, including the cost of providing service, capital expenditures, the prudence of costs we incur, views concerning appropriate rates of return, general economic conditions and the political environment. Certain commissions also have jurisdiction over the issuance of debt or securities and the creation of liens on property located in their states to secure bonds or other securities.

Our Gas Utilities are authorized to use natural gas cost recovery mechanisms that allow them to adjust their rates to reflect changes in the wholesale cost of natural gas and to ensure that they recover all the costs prudently incurred in purchasing gas for their customers.  In addition to natural gas cost recovery mechanisms, we have other recovery mechanisms, which vary by utility, but allow us to recover certain costs or earn a return on capital investments, such as energy efficiency plan costs and system safety and integrity investments.  The following table provides regulatory information for each of our natural gas utilities:

Subsidiary	Jurisdic-tion	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Tariffed Mechanisms
Gas Utilities:
Arkansas Gas	AR	9.61%	6.82% (a)	50.9%/49.1%	$451.5 (b)	10/2018	GCA, Main Replacement Program, At-Risk Meter Relocation Program, Legislative or Regulatory Mandated Expenditures, Energy Efficiency, Weather Normalization Adjustment, Billing Determinant Adjustment
Colorado Gas	CO	9.6%	8.41%	50%/50%	$57.5	12/2012	GCA, Energy Efficiency Cost Recovery/DSM
Colorado Gas Dist.	CO	10.0%	8.02%	49.52%/ 50.48%	$127.1	12/2010	GCA, Energy Efficiency Cost Recovery/DSM
RMNG	CO	9.9%	6.71%	53.37%/ 46.63%	$118.7	6/2018	System Safety Integrity Rider, Liquids/Off-system/Market Center Services Revenue Sharing
Iowa Gas	IA	Global Settlement	Global Settlement	Global Settlement	$109.2	2/2011	GCA, Energy Efficiency Cost Recovery, Capital Infrastructure Automatic Adjustment Mechanism, Farm Tap Tracker Adjustment, Gas Supply Optimization revenue sharing
Kansas Gas	KS	Global Settlement	Global Settlement	Global Settlement	$127.9	1/2015	GCA, Weather Normalization Tariff, Gas System Reliability Surcharge, Ad Valorem Tax Surcharge, Cost of Bad Debt Collected through GCA, Pension Levelized Adjustment
Nebraska Gas	NE	10.1%	9.11%	48%/52%	$161.0	9/2010	GCA, Cost of Bad Debt Collected through GCA, Infrastructure System Replacement Cost Recovery Surcharge, Farm Tap Recovery Mechanism
Nebraska Gas Dist.	NE	9.6%	7.67%	48.84%/ 51.16%	$87.6/ $69.8 (c)	6/2012	Choice Gas Program, System Safety and Integrity Rider, Bad Debt expense recovered through Choice Supplier Fee
Wyoming Gas	WY	9.4%	6.98	49.77%/50.23%	$354.4	3/2020	GCA, Energy Efficiency Cost Recovery, Rate Base Recovery on Acquisition Adjustment, Wyoming Integrity Rider, Choice Gas Program
__________

(a)	Arkansas Gas return on rate base is adjusted to remove current liabilities from rate review capital structure for comparison with other subsidiaries.

(b)	Arkansas Gas rate base is adjusted to include current liabilities for comparison with other subsidiaries.

(c)
Total Nebraska Gas Distribution rate base of $87.6 million includes amounts allocated to serve non-jurisdictional customers. Jurisdictional Nebraska rate base totals $69.8 million and is used for calculation of jurisdictional base rates.

All of our Gas Utilities, except where the Choice Gas Program is the only option, have GCAs that allow us to pass the prudently-incurred cost of gas and certain services through to the customer between rate reviews. Some of the mechanisms we have in place include the following:

Gas Utility Jurisdiction	Cost Recovery Mechanisms
	Energy Efficiency	Integrity Additions	Bad Debt	Weather Normal	Pension Recovery	Gas Cost	Billing Determinant Adjustment
Arkansas Gas	☑	☑		☑		☑	☑
Colorado Gas	☑					☑
Colorado Gas Distribution	☑					☑
RMNG	N/A	☑	N/A	N/A	N/A	N/A	N/A
Iowa Gas	☑	☑				☑
Kansas Gas		☑	☑	☑	☑	☑
Nebraska Gas		☑	☑			☑
Nebraska Gas Distribution		☑	☑
Wyoming Gas (a)	☑	☑				☑
__________

(a)	The Wyoming Gas integrity rider is effective March 1, 2020.

See Note 13 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding current rate activity.

Operating Statistics

	Revenue (in thousands)			Gross Margin (non-GAAP) (a) (in thousands)			Quantities Sold and Transported (Dth)
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017

Residential	$551,701	$567,785	$499,852	$285,802	$276,858	$255,626	66,956,080	65,352,164	54,645,598
Commercial	212,229	214,718	197,054	88,264	82,529	78,249	32,241,441	30,753,361	27,315,871
Industrial	24,832	26,466	24,454	8,053	7,056	6,226	6,548,023	6,309,211	5,855,053
Other	(1,361)	(7,899)	8,647	(1,361)	(7,899)	8,647	—	—	—
Total Distribution	787,401	801,070	730,007	380,758	358,544	348,748	105,745,544	102,414,736	87,816,522

Transportation and Transmission	144,710	141,854	135,824	144,710	141,850	135,824	153,101,264	148,299,003	141,600,080

Total Regulated	932,111	942,924	865,831	525,468	500,394	484,572	258,846,808	250,713,739	229,416,602

Non-regulated Services	77,919	82,383	81,799	58,664	62,760	53,455	—	—	—

Total Revenue, Gross Margin (non-GAAP) and Quantities Sold	$1,010,030	$1,025,307	$947,630	$584,132	$563,154	$538,027	258,846,808	250,713,739	229,416,602

	Revenue (in thousands)			Gross Margin (non-GAAP) (a) (in thousands)			Quantities Sold & Transported (Dth)
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017

Arkansas	$185,201	$176,660	$153,691	$115,899	$100,917	$94,007	30,496,243	30,931,390	26,491,537
Colorado	199,369	188,002	180,852	106,776	99,851	100,718	33,908,529	29,857,063	28,436,744
Iowa	151,619	161,843	143,446	70,290	68,384	66,619	41,795,729	40,668,682	37,013,645
Kansas	105,906	112,306	105,576	58,020	55,226	53,841	32,650,854	31,387,672	28,251,947
Nebraska	255,622	278,969	252,631	155,901	164,513	154,259	81,481,192	81,658,938	73,890,509
Wyoming	112,313	107,527	111,434	77,246	74,263	68,583	38,514,261	36,209,994	35,332,220
Total Revenue, Gross Margin (non-GAAP) and Quantities Sold	$1,010,030	$1,025,307	$947,630	$584,132	$563,154	$538,027	258,846,808	250,713,739	229,416,602
________________

(a)
For further information on Gross Margin, see “Non-GAAP Financial Measure” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

	As of December 31,
Customers at End of Year	2019	2018	2017

Residential	831,351	821,624	806,744
Commercial	82,912	82,498	86,461
Industrial	2,208	2,221	2,214
Transportation/Other	149,971	147,550	146,839
Total Customers at End of Year	1,066,442	1,053,893	1,042,258

	As of December 31,
Customers at End of Year	2019	2018	2017

Arkansas	174,447	171,978	169,303
Colorado	191,950	186,759	181,876
Iowa	159,641	158,485	157,444
Kansas	115,846	114,840	114,082
Nebraska	293,576	291,723	290,264
Wyoming	130,982	130,108	129,289
Total Customers at End of Year	1,066,442	1,053,893	1,042,258

Utility Regulation Characteristics

State Regulations

Certain states where we conduct electric utility operations have adopted renewable energy portfolio standards that require or encourage our Electric Utilities to source, by a certain future date, a minimum percentage of the electricity delivered to customers from renewable energy generation facilities. As of December 31, 2019, we were subject to the following renewable energy portfolio standards or objectives:

•
Colorado. Colorado adopted a renewable energy standard that has two components: (i) electric resource standards and (ii) a 2% maximum annual retail rate impact for compliance with the electric resource standards. The electric resource standards require our Colorado Electric subsidiary to generate, or cause to be generated, electricity from renewable energy sources equaling: (i) 20% of retail sales from 2015 to 2019; and (ii) 30% of retail sales by 2020. Of these amounts, 3% must be generated from distributed generation sources with one-half of these resources being located at customer facilities. The net annual incremental retail rate impact from these renewable resource acquisitions (as compared to non-renewable resources) is limited to 2%. The standard encourages the CPUC to consider earlier and timely cost recovery for utility investment in renewable resources, including the use of a forward rider mechanism. We have been and currently remain in compliance with these standards.

On November 26, 2019, Black Hills Electric Generation placed in service Busch Ranch II. Black Hills Electric Generation provides the wind energy generated from Busch Ranch II to Colorado Electric under a 25-year PPA, which expires in November 2044. This renewable energy will enable Colorado Electric to comply with Colorado's Renewable Energy Standard.

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

Absent a specific renewable energy mandate in the territories we serve, our current strategy is to proactively integrate alternative and renewable energy into our utility energy supply while mitigating customer rate impacts. Mandatory portfolio standards have increased, and will likely continue to increase, the power supply costs of our Electric Utilities’ operations. Although we will seek to recover these higher costs in rates, we can provide no assurance that we will be able to secure full recovery of the costs we pay to be in compliance with standards or objectives. We cannot at this time reasonably forecast the potential costs associated with any new renewable energy standards that have been or may be proposed at the federal or state level.

Federal Regulation

Energy Policy Act. BHC is a holding company whose assets consist primarily of investments in our subsidiaries, including subsidiaries that are public utilities and a holding company regulated by FERC under the Federal Power Act and PUHCA 2005.

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

Our Electric Utilities and Power Generation entities are authorized by FERC to make wholesale sales of electric capacity and energy at market-based rates under tariffs on file with FERC. As a condition of their market-based rate authority, each files Electric Quarterly Reports with FERC. Our Electric Utilities own and operate FERC-jurisdictional interstate transmission facilities and provide open access transmission service under tariffs on file with FERC. Our Electric Utilities are subject to routine audit by FERC with respect to their compliance with FERC’s regulations.

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

Power Generation Segment

Our Power Generation segment, which operates through Black Hills Electric Generation and its subsidiaries, acquires, develops, constructs and operates our non-regulated power plants. As of December 31, 2019, we held varying interests in independent power plants with a total net ownership of approximately 423 MW.

We produce electric power from our generating plants and sell the electric capacity and energy, primarily to affiliates under a combination of mid- to long-term contracts, which mitigates the impact of a potential downturn in future power prices. We currently sell a majority of our non-regulated generating capacity under contracts having terms greater than one year.

As of December 31, 2019, the power plant ownership interests held by our Power Generation segment include:

Power Plants	Fuel Type	Location	Ownership Interest	Owned Capacity (MW)	In Service Date
Wygen I (a)	Coal	Gillette, Wyoming	76.5%	68.9	2003
Pueblo Airport Generation	Gas	Pueblo, Colorado	50.1%	200.0	2012
Busch Ranch I (b)	Wind	Pueblo, Colorado	50.0%	14.5	2012
Busch Ranch II (c) (e)	Wind	Pueblo, Colorado	100.0%	60.0	2019
Top of Iowa (d) (e)	Wind	Joice, Iowa	100.0%	80.0	2019
				423.4
_________________________

(a)
The Wygen I generation facility is a mine-mouth, coal-fired power plant with a total capacity of 90 MW located at our Gillette, Wyoming energy complex. We own 76.5% of the plant and MEAN owns the remaining 23.5%.

(b)	On December 11, 2018, Black Hills Electric Generation purchased a 50% ownership interest in Busch Ranch I. This facility originally qualified under the Section 1603 program grant in lieu of ITCs.

(c)	On November 26, 2019, Black Hills Electric Generation placed in service Busch Ranch II.

(d)	On February 5, 2019, Black Hills Electric Generation purchased 80 MW of wind generating assets in Iowa. A third-party operates the facility and we sell the wind energy generated in the MISO market.

(e)	This facility qualifies for PTCs at $25/MWh under IRC 45 during the 10-year period beginning on the date the facility was originally placed in service.

Power Sales Agreements. Our Power Generation facilities have various long-term power sales agreements. See Note 19 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Third Party Noncontrolling Interest in Subsidiary. In 2016, Black Hills Electric Generation sold a 49.9%, noncontrolling interest in Black Hills Colorado IPP for $216 million to a third party buyer. See Note 12 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

The following table summarizes MWh for our Power Generation segment:

	For the year ended December 31,
Quantities Sold, Generated and Purchased (MWh) (a)	2019	2018	2017
Sold
Black Hills Colorado IPP	935,997	1,000,577	943,618
Black Hills Wyoming(b)	629,788	582,938	645,810
Black Hills Electric Generation (c)	167,296	5,873	—
Total Sold	1,733,081	1,589,388	1,589,428

Generated
Black Hills Colorado IPP	935,997	1,000,577	943,618
Black Hills Wyoming (b)	557,119	501,945	577,124
Black Hills Electric Generation (c)	167,296	5,873	—
Total Generated	1,660,412	1,508,395	1,520,742

Purchased
Black Hills Wyoming (b)	74,199	83,213	69,377
Total Purchased	74,199	83,213	69,377
____________________

(a)	Company use and losses are not included in the quantities sold, generated and purchased.

(b)
Under the 20-year economy energy PPA (discussed in Note 19 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K) with the City of Gillette, Black Hills Wyoming purchases energy on behalf of the City of Gillette and sells that energy to the City of Gillette. MWh sold may not equal MWh generated and purchased due to a dispatch agreement Black Hills Wyoming has with South Dakota Electric to cover energy imbalances.

(c)
Black Hills Electric Generation amounts in this table are related to wind facilities held by our Power Generation segment. Change from 2018 to 2019 is driven by acquisition, and placing in service, of new wind assets.

Operating Agreements. Our Power Generation segment has the following material operating agreements:

•	Black Hills Wyoming’s economy energy PPA and other ancillary agreements are discussed in Note 19 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Operating and Maintenance Services Agreement

◦
In conjunction with the sale of a noncontrolling interest in 2016, an operating and maintenance services agreement was entered into between Black Hills Electric Generation and Black Hills Colorado IPP.  This agreement sets forth the obligations and responsibilities of Black Hills Electric Generation as the operator of the generating facility owned by Black Hills Colorado IPP.  This agreement became effective on the date of the noncontrolling interest purchase and remains effective as long as the operator or one of its affiliates is responsible for managing the generating facilities in accordance with the noncontrolling interest agreement, or until termination by owner or operator.

•	Shared Services Agreements

◦	South Dakota Electric, Wyoming Electric and Black Hills Wyoming are parties to a shared facilities agreement, whereby each entity is charged for the use of assets by the affiliate entity.

◦	Black Hills Colorado IPP and Colorado Electric are parties to a facility fee agreement, whereby Colorado Electric charges Black Hills Colorado IPP for the use of Colorado Electric’s assets.

◦
Black Hills Colorado IPP, Wyoming Electric and South Dakota Electric are parties to a Spare Turbine Use Agreement, whereby Black Hills Colorado IPP charges South Dakota Electric and Wyoming Electric a monthly fee for the availability of a spare turbine to support the operation of Cheyenne Prairie.

◦	Black Hills Colorado IPP and Black Hills Wyoming receive certain staffing and management services from BHSC.

•	Jointly owned facilities agreements are discussed in Note 4 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The Energy Policy Act of 1992. The passage of the Energy Policy Act of 1992 encouraged independent power production by providing certain exemptions from regulation for EWGs. EWGs are exclusively in the business of owning or operating, or both owning and operating, eligible power facilities and selling electric energy at wholesale. EWGs are subject to FERC regulation, including rate regulation. We own five EWGs: Wygen I, Pueblo Airport Generation, Busch Ranch I, Busch Ranch II and Top of Iowa. Our EWGs were granted market-based rate authority, which allows FERC to waive certain accounting, record-keeping and reporting requirements imposed on public utilities with cost-based rates.

Mining Segment

Our Mining segment operates through our WRDC subsidiary. We surface mine, process and sell low-sulfur sub-bituminous coal at our mine near Gillette, Wyoming. The WRDC mine, which we acquired in 1956 from Homestake Mining Company, is located in the Powder River Basin in eastern Wyoming. We produced approximately 3.7 million tons of coal in 2019.

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

In a basin characterized by thick coal seams, our overburden ratio, a comparison of the cubic yards of dirt removed to a ton of coal uncovered, has in recent years trended upwards. The overburden ratio at December 31, 2019 was 2.30 which increased from the prior year as we continued mining in areas with higher overburden. We expect our stripping ratio to be approximately 2.18 by the end of 2020 as we mine in areas with comparable overburden.

Mining rights to the reserves are based on three federal leases and one state lease. The federal leases expire between March 31, 2021 and September 30, 2025 and the state lease expires on August 1, 2023. The duration of the leases varies; however, the lease terms generally are extended to the exhaustion of economically recoverable reserves, as long as active mining continues. We pay federal and state royalties of 12.5% of the selling price of all coal. As of December 31, 2019, we estimated our recoverable reserves to be approximately 185 million tons, based on a life-of-mine engineering study utilizing currently available drilling data and geological information prepared by internal engineering studies. The recoverable reserve life is equal to approximately 50 years at the current production levels. Our recoverable reserve estimates are periodically updated to reflect past production and other geological and mining data. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. Our recoverable reserves include reserves that can be economically and legally extracted at the time of their determination.

Substantially all of the mine’s production is currently sold under contracts to:

•	South Dakota Electric for use at the 90 MW Neil Simpson II plant to which we sell approximately 500,000 tons each year. This contract is for the life of the plant;

•	Wyoming Electric for use at the 95 MW Wygen II plant to which we sell approximately 550,000 tons each year. This contract is for the life of the plant;

•
The 362 MW Wyodak Plant owned 80% by PacifiCorp and 20% by South Dakota Electric. PacifiCorp is obligated to purchase a minimum of 1.5 million tons each year of the contract term, subject to adjustments for planned outages. South Dakota Electric is also obligated to purchase a minimum of 375,000 tons per year for its 20% share of the power plant, subject to adjustments for planned outages. This contract expires December 31, 2022 and negotiations are underway to extend the contract;

•
The 110 MW Wygen III power plant owned 52% by South Dakota Electric, 25% by MDU and 23% by the City of Gillette to which we sell approximately 600,000 tons each year. This contract expires June 1, 2060;

•	The 90 MW Wygen I power plant owned 76.5% by Black Hills Wyoming and 23.5% by MEAN to which we sell approximately 500,000 tons each year. This contract expires June 30, 2038; and

•	Certain regional industrial customers served by truck to which we sell a total of approximately 150,000 tons each year. These contracts have terms of one to five years.

Our Mining segment sells coal to South Dakota Electric and Wyoming Electric for all of their requirements under cost-based agreements that regulate earnings from these affiliate sales to a specified return on our mine’s cost-depreciated investment base. The return calculated annually is 400 basis points above Moody’s A-Rated Utility Bond Index applied to our Mining investment base. South Dakota Electric made a commitment to the SDPUC, the WPSC and the City of Gillette that coal for South Dakota Electric’s operating plants would be furnished and priced as provided by that agreement for the life of the Neil Simpson II plant and through June 1, 2060, for Wygen III. The agreement with Wyoming Electric provides coal for the life of the Wygen II plant.

The price of unprocessed coal sold to PacifiCorp for the Wyodak Plant is determined by the supply agreement described above. The agreement included a price adjustment in 2019. The price adjustment essentially allowed us to retain the full economic advantage of the mine’s location adjacent to the plant. The price adjustment was based on market price plus considerations for the avoided costs of rail transportation and an unloading facility, which PacifiCorp would have to incur if it purchased from another mine. In addition, the agreement also provided for the monthly escalation of price based on an escalation factor.

In October 2019, negotiations were completed for the price re-opener in the contract with Wyodak Plant. The new price was reset at $17.94 per ton effective July 1, 2019, compared to the prior contract price of $18.25 per ton. The current contract price is comprised of three components: 1) avoided transportation costs (approximately 20% of current price); 2) avoided costs of an unloading facility (approximately 30% of current price); and 3) a rolling 12-month average of the Coal Daily spot market price of 8,400 Btu Powder River Basin coal (approximately 50% of current price).

WRDC supplies coal to Black Hills Wyoming for the Wygen I generating facility for requirements under an agreement using a base price that includes price escalators and quality adjustments through June 30, 2038 and includes actual cost per ton plus a margin equal to the yield for Moody’s A-Rated Utility Bond Index plus 400 basis points with the base price being adjusted on a 5-year interval. The agreement stipulates that WRDC will supply coal to the 90 MW Wygen I plant through June 30, 2038.

Competition. Our strategy is to sell the majority of our production to on-site, mine-mouth generation facilities under long-term supply contracts. Historically, any off-site sales have been to consumers within close proximity to the WRDC mine. Rail transport market opportunities for WRDC are limited due to the lower heating value (Btu) of the coal, combined with the fact that the WRDC mine is served by only one railroad, resulting in less competitive transportation rates. Management continues to explore the limited market opportunities for our product through truck transport.

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

Mine Reclamation. Reclamation is required during production and after mining has been completed. Under applicable law, we must submit applications to, and receive approval from, the WDEQ for any mining and reclamation plans that provide for orderly mining, reclamation and restoration of the WRDC mine. We have approved mining permits and are in compliance with other permitting programs administered by various regulatory agencies. The WRDC mine is permitted to operate under a five-year mining permit issued by the State of Wyoming. In 2016, that five-year permit was re-issued. Based on extensive reclamation studies, we have accrued approximately $14 million for reclamation costs as of December 31, 2019. See additional information in Note 8 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Environmental Matters

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

Our operations are currently in compliance with both EPA and State of Colorado rules. Future modifications to our gathering and transmissions systems are anticipated to trigger EPA methane rules. We plan to develop a corporate-wide methane control strategy to address GHG emissions as we anticipate this will be a requirement in future rule-making efforts.

Water Issues. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/ wastewater discharges and protection of surface waters from oil pollution. Generally, such regulations are promulgated under the Clean Water Act and govern overall water/wastewater discharges through EPA’s surface water discharge and storm water permits. All of our facilities that are required to have such permits have those permits in place and are in compliance with discharge limitations and plan implementation requirements. The EPA proposed effluent limitation guidelines and standards on June 7, 2013, and published the final rule on November 3, 2015. In 2017, the EPA postponed the implementation of the rule and set a timeline in 2018 to revise the rule. To date, the rule is being reviewed by the Office of Management and Budget. This rule will have an impact on the Wyodak Plant. Until the EPA issues the rule for publication, we cannot quantify what the potential impact may be on the Wyodak Plant. The terms of this new regulation may impact the next permit renewal, which will be in 2020.

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

Regional Haze (Impacts to the Wyodak Plant). The EPA Regional Haze rule was promulgated to improve visibility in our National Parks and Wilderness Areas. The State of Wyoming proposed controls in its Regional Haze State Implementation Plan (SIP) which allowed PacifiCorp to install low-NOx burners in the Wyodak Plant, of which South Dakota Electric owns 20%. The EPA did not agree with the State of Wyoming’s determination and overruled it in a Federal Implementation Plan (FIP). The State of Wyoming and other interested parties are challenging the EPA’s determination. If the challenge is unsuccessful, additional capital investment would be necessary to bring the Wyodak Plant into compliance. South Dakota Electric’s 20% share of this capital investment for the facility would be approximately $27 million if PacifiCorp is required to install a Selective Catalytic Reactor for NOx control. The case is currently held in abeyance at the 10th circuit court as the parties work on a settlement. Basin Electric, who is part of the legal action, settled with the EPA. In lieu of going to court, PacifiCorp entered into mediation with the EPA and conservation groups. PacifiCorp submitted a “Request for Reconsideration” on October 24, 2019 to the EPA and provided a copy to the court. The purpose of the submittal is to revisit the emission impacts and cost of additional investment.

Mining. Operations at the WRDC mine must regularly address issues related to the proximity of the mine disturbance boundary to the City of Gillette and to residential and industrial properties. Homeowner complaints and challenges to the permits may occur as mining operations move closer to residential areas. Specific concerns could include damage to wells, fugitive dust emissions, vibration and an emissions cloud from blasting.

Former Manufactured Gas Plants (FMGP). Federal and state laws authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment. We are currently in discussions with the EPA, state regulators, and/or other third-parties to determine the ultimate resolution to these sites. As of December 31, 2019, our Gas Utilities have two active FMGP sites, which are located in Council Bluffs, Iowa, and McCook, Nebraska. For the Council Bluffs site, the delay in clean-up is due to identifying the Potential Responsible Parties (PRPs or Successors to the Operators) to pay for the clean-up. We are the landowner and not the Successors to the Operator, whom would be responsible for paying for the majority of clean-up.  We have been working with the EPA to identify the PRPs. The EPA has sent out information requests to the PRPs seeking transaction documents to determine the Successors to the Operators of the site who created the contamination. For the McCook, Nebraska site, we have been contacted by a third-party who intends to manage and pay for the clean-up at this site. The third-party is conducting site assessments and working with the State of Nebraska on a clean-up plan.

Affordable Clean Energy Rule. The EPA was directed to repeal, revise, and replace the Clean Power Plan rule. On August 31, 2018, the EPA published the proposed Affordable Clean Energy rule. This rule focuses on heat-rate improvements on coal-fired boiler units. In July 2019, the rule was finalized and applies only to our coal-fired plants. These plants have implemented or plan to implement a majority of the efficiency requirements listed in the rule.

OSM Coal Combustion Residual Rule (CCR). The EPA issued the CCR which is currently effective and establishes requirements to protect surface and groundwater from impacts of coal ash impoundments. WRDC is exempt from the EPA CCR because ash is used for backfill reclamation in areas previously mined. The current administration has not pursued further modification of the CCR.

Environmental risk changes constantly with the implementation of new or modified regulations, changing stakeholder interests and needs, and through the introduction of innovative work practices and technologies. We assess risk annually and develop mitigation strategies to successfully and responsibly manage and ensure compliance across the enterprise. For additional information on environmental matters, see Item 1A and Note 19 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Properties

In addition to the facilities previously disclosed in Items 1 and 2, we own or lease several facilities throughout our service territories. Our owned facilities are as follows:

•	In Rapid City, South Dakota, we have a 220,000 square foot corporate headquarters building, Horizon Point, which was completed in 2017.

•	In Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming we own various office, service center, storage, shop and warehouse space totaling over 1,030,000 square feet utilized by our Gas Utilities.

•
In Colorado, South Dakota, and Wyoming we own various office, service center, storage, shop and warehouse space totaling approximately 305,000 square feet utilized by our Electric Utilities and Mining segments.

In addition to our owned properties, we lease 92,527 square feet of properties within our service areas.

Substantially all of the tangible utility properties of South Dakota Electric and Wyoming Electric are subject to liens securing first mortgage bonds issued by South Dakota Electric and Wyoming Electric, respectively.

Employees

At December 31, 2019, we had 2,944 employees. Approximately 25% of our employees are represented by a union. We have not experienced any labor stoppages in recent years. At December 31, 2019, approximately 22% of our total employees and 25% of our Electric and Gas Utilities employees were eligible for regular (age 65 with at least 5 years of service) or early (ages 55 to 64 with at least 5 years of service) retirement.

The following table sets forth the number of employees included in continuing operations:

Number of Employees
At December 31, 2019
Corporate and Shared Services	1,273
Electric Utilities and Gas Utilities	1,609
Power Generation and Mining	62
Total	2,944

At December 31, 2019, certain employees of our Electric Utilities and Gas Utilities were covered by the following collective bargaining agreements:

Utility	Number of Employees	Union Affiliation	Expiration Date of Collective Bargaining Agreement
Colorado Electric	102	IBEW Local 667	April 15, 2023
South Dakota Electric	135	IBEW Local 1250	March 31, 2024
Wyoming Electric	23	IBEW Local 111	June 30, 2024
Iowa Gas	113	IBEW Local 204	July 31, 2020
Kansas Gas	18	Communications Workers of America, AFL-CIO Local 6407	December 31, 2024
Nebraska Gas	99	IBEW Local 244	March 13, 2022
Nebraska Gas (a)	146	CWA Local 7476	October 30, 2019
Wyoming Gas (a)	101	CWA Local 7476	October 30, 2019
Total	737
__________

(a)
In the 2016 negotiations with the CWA Local 7476, the union agreed to disclaim their interest in Colorado Gas employees and to split the remaining bargaining unit into two distinct bargaining units, Nebraska Gas and Wyoming Gas. There are ongoing negotiations with both bargaining units at this time.

ITEM 1A.	RISK FACTORS

OPERATING RISKS

The nature of our business subjects us to a number of uncertainties and risks. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. These risk factors and other risk factors that we discuss in our periodic reports filed with the SEC should be considered for a better understanding of our Company.

Our continued success is dependent on execution of our strategic business plans and growth strategy.

Our results of operations depend, in significant part, on our ability to execute our strategic business plans and growth strategy. Technology advancements, disruptive forces and innovations in the marketplace and changing business or regulatory conditions may negatively impact our current plans and strategies. An inability to successfully and timely adapt to changing conditions and execute our strategic plans and growth strategy could materially affect our financial operating results including earnings, cash flow and liquidity.

We may be subject to unfavorable federal and state regulatory outcomes.

Our regulated Electric and Gas Utilities are subject to cost-of-service regulation and earnings oversight from federal and eight state utility commissions. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our retail electric and gas utility rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. The rates that we are allowed to charge may or may not match our related costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our various regulatory authorities will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will result in full recovery of our costs and the allowed return on invested capital. In addition, rate decisions could be influenced by many factors, including general economic conditions and the political environment.

Each of our Electric and Gas Utilities are permitted to recover certain costs (such as increased fuel and purchased power costs) outside of a base rate review. To the extent we are able to pass through such costs to our customers, and the state utility commission subsequently determines that such costs should not have been paid by the customers, we may be required to refund such costs. Any such costs not recovered through rates, or any such refund, could adversely affect financial operating results including earnings, cash flow and liquidity.

We may be subject to future laws, regulations, or actions associated with fossil-fuel generation and GHG emissions.

We own and operate regulated and unregulated electric power plants that burn fossil fuels (natural gas and coal) and a surface mine that extracts and sells coal. We also purchase and deliver natural gas to our customers. These business activities are subject to evolving public concern regarding fossil fuels, GHG emissions (such as carbon dioxide and methane) and their impact on the climate.

Increased rules and regulations associated with fossil fuels and GHG emissions could result in the impairment or retirement of some of our existing or future transmission, distribution, generation and storage facilities or coal mine. Further, these rules could create the need to purchase or build clean-energy fuel sources to fulfill obligations to our customers. These actions could also result in increased operating costs which could adversely impact customers and our financial operating results including earnings, cash flow and liquidity.

Our financial performance depends on the successful management of our facilities operations, including ongoing operation, construction, expansion, and refurbishment.

Operation, construction, expansion and refurbishment of electric generating facilities, electric and natural gas transmission and distribution systems, natural gas storage facilities, and a coal mine involve risks that could result in fires, explosions, property damage and personal injury, including death. These risks include:

•
Inherent dangers. Electricity and natural gas are dangerous for employees and the general public; contact with power lines, natural gas pipelines, electrical or natural gas service facilities and equipment can result in fires and explosions, causing significant property damage and personal injuries, including death;

•
Weather, natural conditions and disasters. Severe weather events could negatively impact operations, including our ability to provide energy safely and reliably and our ability to complete construction, expansion or refurbishment of facilities as planned. Extreme natural conditions and other disasters such as wind, lightning, flooding and winter storms, can cause wildfires, electric transmission or distribution pole failures, natural gas pipeline interruptions, outages, property damage and personal injury;

•	Operating hazards. Operating hazards such as leaks, mechanical problems and accidents, including fires or explosions could impact employee and public safety, reliability and customer confidence;

•
Labor and labor relations. The cost of recruiting and retaining skilled technical labor or the unavailability of such resources could have a negative impact on our operations. Our ability to transition and replace our retirement-eligible utility employees is a risk; at December 31, 2019, approximately 25% of our Electric Utilities and Gas Utilities employees were eligible for regular or early retirement. Our ability to avoid or minimize supply interruptions, work stoppages and labor disputes is also a risk; approximately 25% of our employees are represented by a total of eight collective bargaining agreements.

•
Equipment and processes. Breakdown or failure of equipment or processes, the unavailability or increased cost of equipment, and performance below expected levels of output or efficiency could negatively impact our results of operations. New plants may employ recently developed and technologically complex equipment, including newer environmental emission control technology.

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

•
Natural gas supply for generation and distribution. Our utilities purchase natural gas from a number of suppliers for our generating facilities and for distribution to our customers. Our results of operations could be negatively impacted by the lack of availability and cost of natural gas, and disruptions in the delivery of natural gas due to various factors, including but not limited to, transportation delays, labor relations, weather and environmental regulations, which could limit our utilities’ ability to operate their facilities;

•	Replacement power. The cost of supplying or securing replacement power during scheduled and unscheduled outages of generation facilities could negatively impact our results of operations;

•
Governmental permits. The inability to obtain required governmental permits and approvals along with the cost of complying with or satisfying conditions imposed upon such approvals could negatively impact our ability to operate and our results of operations;

•
Operational limitations. Operational limitations imposed by environmental and other regulatory requirements and contractual agreements, including those that restrict the timing of generation plant scheduled outages, could negatively impact our results of operations;

•
Increased costs. Increased capital and operating costs to comply with increasingly stringent environmental and pipeline safety laws and regulations; unexpected engineering, environmental and geological problems; and unanticipated cost overruns could negatively impact our results of operations;

•	Public opposition. Opposition by members of public or special-interest groups could negatively impact our ability to operate our businesses.

•
Disruption in the functioning of our information technology and network infrastructure which is vulnerable to disability, failures and unauthorized access. If our information technology systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions.

The ongoing operation of our business involves the risks described above, in addition to risks associated with threats to our overall business model, such as electrification initiatives. Any of these risks could cause us to experience negative financial results and damage to our reputation and public confidence. These risks could cause us to incur significant costs or be unable to deliver energy and/or operate below expected capacity levels, which in turn could reduce revenues or cause us to incur higher operating and maintenance costs and penalties. While we maintain insurance and obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance and our rights under contracts, warranties or performance guarantees may not be timely or adequate to cover lost revenues, increased expenses, liability or liquidated damage payments.

Our energy production, transmission and distribution activities, and our storage facilities for our natural gas involve numerous risks that may result in accidents and other catastrophic events.

Inherent in our businesses are a variety of hazards and operating risks, such as leaks, blowouts, fires, releases of hazardous materials, explosions and operational problems. Many of our transmission and distribution assets are located near populated residential areas, commercial business centers and industrial sites.

These hazards could result in injury or loss of human life, cause environmental pollution, significantly damage property or natural resources or impair our ability to operate our facilities. While we maintain liability and property insurance coverage, such policies are subject to certain limits and deductibles. The occurrence of any of these events may not be fully covered by our insurance and could have a material adverse effect on our financial operating results including earnings, cash flow and liquidity.

Customer growth and usage in our service territories may fluctuate with current economic conditions, emerging technologies or responses to price increases.

Our financial operating results are impacted by demand in our service territories. Customer growth and usage may be impacted by a number of factors, including the voluntary reduction of consumption of electricity and natural gas by our customers in response to increases in prices and energy efficiency programs, economic conditions impacting customers’ disposable income and the use of distributed generation resources or other emerging technologies. Continued technological improvements may make customer and third-party distributed generation and energy storage systems, including fuel cells, micro-turbines, wind turbines, solar cells and batteries, more cost effective and feasible for our customers. If more customers utilize their own generation, demand for energy from us would decline. Such developments could affect the price of energy and delivery of energy, require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives.  Each of these factors could materially affect our financial operating results including earnings, cash flow and liquidity.

Cyberattacks, terrorism, or other malicious acts could disrupt our operations, or lead to a loss or misuse of confidential and proprietary information.

To effectively operate our business, we rely upon a sophisticated electronic control system, SCADA, information technology systems and network infrastructure to collect and retain sensitive information including personal information about our customers and employees. Cyberattacks, terrorism or other malicious acts targeting electronic control systems could result in a full or partial disruption of our electric and/or gas operations. Attacks targeting other key information technology systems, including our third-party vendors’ information systems, could further add to a full or partial disruption of our operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

We have instituted security measures and safeguards to protect our operational systems and information technology assets, including certain safeguards required by FERC. The security measures and safeguards we have implemented may not always be effective. Despite our implementation of security measures and safeguards, all of our information technology systems may be vulnerable to disability, failures or unauthorized access

Risks associated with deployment of capital may impact our ability to execute our business plans and growth strategy.

We have significant capital investment programs planned for the next five years. The successful execution of our capital investment strategy depends on, or could be affected by, a variety of factors that include, but are not limited to: extreme weather conditions, effective management of projects, availability of qualified construction personnel including contractors, changes in commodity and other prices, governmental approvals and permitting and regulatory cost recovery.

Weather conditions may cause fluctuation in customer usage as well as service disruptions.

Our utility businesses are seasonal businesses and weather conditions and patterns can have a material impact on our operating performance. Demand for electricity is typically greater in the summer and winter months associated with cooling and heating, respectively. Demand for natural gas depends heavily upon winter-weather patterns throughout our service territory and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our utility operations have historically generated lower revenues and income when weather conditions are cooler than normal in the summer and warmer than normal in the winter. Demand for natural gas is also impacted by summer weather patterns that are cooler than normal and provide higher than normal precipitation; both of which can reduce natural gas demand for irrigation. Unusually mild summers and winters, therefore, could have an adverse effect on our results of operations, financial position or cash flows.

Our businesses are located in areas that could be subject to severe weather events such as snow and ice storms, tornadoes, strong winds, significant thunderstorms, flooding and drought. These events could result in lost operating revenues due to outages, property damage, including inoperable generation facilities and downed transmission and distribution lines, and storm restoration activities. We may not be able to recover the costs incurred following these weather events resulting in a negative impact on our financial operating results including earnings, cash flow and liquidity.

We may be subject to increased risks of regulatory penalties.

Business activities in the energy sector are heavily regulated, primarily by agencies of the federal government. Many agencies employ mandatory civil penalty structures for regulatory violations. The FERC, NERC, CFTC, EPA, OSHA, SEC and MSHA may impose significant civil and criminal penalties to enforce compliance requirements relative to our business, which could have a material adverse effect on our financial operating results including earnings, cash flow and liquidity.

Certain Federal laws provide special protection to certain designated animal species. These laws and any state equivalents provide for significant civil and criminal penalties for non-permitted activities that result in harm to or harassment of certain protected animals, including damage to their habitats. If such species are located in an area in which we conduct operations, or if additional species in those areas become subject to protection, our operations and development projects, particularly transmission, generation, wind and pipeline projects, could be restricted or delayed, or we could be required to implement expensive mitigation measures.

Municipal governments may seek to limit or deny our franchise privileges.

Municipal governments within our utility service territories possess the power of condemnation and could establish a municipal utility within a portion of our current service territories by limiting or denying franchise privileges for our operations and exercising powers of condemnation over all or part of our utility assets within municipal boundaries. We regularly engage in negotiations on renewals of franchise agreements with our municipal governments. We have from time to time faced challenges or ballot initiatives on franchise renewals. To date, we have been successful in resolving or defending each of these challenges. Although condemnation is a process that is subject to constitutional protections requiring just and fair compensation, as with any judicial procedure, the outcome is uncertain. If a municipality sought to pursue this course of action, we cannot assure that we would secure adequate recovery of our investment in assets subject to condemnation. We also cannot quantify the impact that such action would have on the remainder of our business operations.

FINANCING RISKS

A sub-investment grade credit rating could impact our ability to access capital markets.

Our issuer credit rating is Baa2 (Stable outlook) by Moody’s; BBB+ (Stable outlook) by S&P; and BBB+ (Stable outlook) by Fitch. Reduction of our credit ratings could impair our ability to refinance or repay our existing debt and complete new financings on reasonable terms, if at all. A credit rating downgrade, particularly to sub-investment grade, could also result in counterparties requiring us to post additional collateral under existing or new contracts. In addition, a ratings downgrade would increase our interest expense under some of our existing debt obligations, including borrowings under our credit facilities, potentially significantly increasing our cost of capital and other associated operating costs.

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

We use derivative instruments for our hedging activities for our Gas and Electric Utilities’ operations. We may also use interest rate derivative instruments to minimize the impact of interest rate fluctuations. As a result of Dodd-Frank regulations promulgated by the CFTC, we may be required to post collateral for certain swap transactions we enter into. In addition, our exchange-traded futures contracts are subject to futures margin posting requirements, which could have a significant impact on our business by reducing our ability to execute derivative transactions to reduce commodity price uncertainty and to protect cash flows. Requirements to post collateral may cause significant liquidity issues by reducing our ability to use cash for investment or other corporate purposes, or may require us to increase our level of debt. In addition, a requirement for our counterparties to post collateral could result in additional costs being passed on to us, thereby decreasing our profitability.

Our hedging activities that are designed to protect against commodity price and financial market risks may cause fluctuations in reported financial results due to mark-to-market accounting treatment.

We use various financial contracts and derivatives, including futures, forwards, options and swaps to manage commodity price and financial market risks. The timing of the recognition of gains or losses on these economic hedges in accordance with GAAP does not always match up with the gains or losses on the commodities being hedged. Fluctuating commodity prices could have a negative effect on our liquidity, financial condition, and results of operations.

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

Market performance or changes in key valuation assumptions could require us to make significant unplanned contributions to our pension plans and other postretirement benefit plans.

Assumptions related to interest rates, expected return on investments, mortality and other key actuarial assumptions have a significant impact on our funding requirements and the expense recognized related to these plans. An adverse change to key assumptions associated with our defined benefit retirement plans may require significant unplanned contributions to the plans which could adversely affect our financial operating results including earnings, cash flow and liquidity.

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

Our ability to execute our operating strategy is highly dependent upon our access to capital. Historically, we have addressed our liquidity needs (including funds required to make scheduled principal and interest payments, refinance debt, pay dividends and fund working capital and planned capital expenditures) with operating cash flow, borrowings under credit facilities, proceeds of debt and equity offerings and proceeds from asset sales. Our ability to access the capital markets and the costs and terms of available financing depend on many factors, including changes in our credit ratings, changes in the federal or state regulatory environment affecting energy companies, volatility in commodity or electricity prices and general economic and market conditions.

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

National and regional economic conditions may cause increased counterparty credit risk, late payments and uncollectible accounts.

A future recession, if one occurs, may lead to an increase in late payments from retail, commercial and industrial utility customers, as well as from our non-utility customers. If late payments and uncollectible accounts increase, earnings and cash flows from our continuing operations may be reduced.

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

Costs associated with our healthcare plans and other benefits could increase significantly.

The costs of providing healthcare benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to healthcare plans for our employees and former employees, will continue to rise. Significant regulatory developments have, and likely will continue to, require changes to our current employee benefit plans and in our administrative and accounting processes. Our electric and gas utility rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. Within our utility rates we have generally recovered the cost of providing employee benefits. As benefit costs continue to rise, there can be no assurance that the state public utility commissions will allow recovery. The increasing cost, or inadequate recovery of, rising employee benefit costs may adversely affect our financial operating results including earnings, cash flow, or liquidity.

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

ENVIRONMENTAL RISKS

Developments in federal and state laws concerning GHG regulations and air emissions relating to climate could materially increase our generation costs and render some of our generating units uneconomical to operate and maintain.

To the extent climate change occurs, our businesses could be adversely impacted. Warmer temperatures during the heating season in our utility service territories, or cooler temperatures during the cooling season in our electric service territories could adversely affect financial results through lower natural gas volumes delivered, lower MWh sold and associated lower revenues.

We own and operate regulated and non-regulated fossil-fuel generating plants in Colorado, South Dakota and Wyoming. Developments under federal and state laws and regulations governing air emissions from fossil-fuel generating plants may result in more stringent emission limitations, which could have a material impact on our costs of operations. Various pending or final state and EPA regulations that will impact our facilities are also discussed in Item 1 of this Annual Report on Form 10-K under the section “Environmental Matters”.

There is uncertainty surrounding current climate regulation due to legal challenges, new federal climate legislation anticipated in the future, or state climate legislation and regulation. We cannot definitively estimate the effect of GHG legislation or regulation on our results of operations, financial position or cash flows.

New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, the closure or reduction of load of coal-fired power generation facilities and potential increased load of our combined cycle natural gas-fired generation units. To the extent our regulated fossil-fuel generating plants are included in rate base we will attempt to recover costs associated with complying with emission standards or other requirements. We will also attempt to recover the emission compliance costs of our non-regulated fossil-fuel generating plants from utility and other purchasers of the power generated by those non-regulated power plants. Any unrecovered costs could have a material impact on our results of operations and financial condition. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain; this could cause those generating units to be de-commissioned, potentially resulting in impairment costs. We will attempt to recover any remaining asset value; however, any unrecovered costs could have a material impact on our results of operations and financial condition.

The costs to achieve or maintain compliance with existing or future governmental laws, regulations or requirements, or failure to comply, could increase significantly.

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

Existing or proposed legislation focusing on emissions enacted by the United States or individual states could make coal a less attractive fuel alternative for our customers and could impose a tax or fee on the producer of the coal. If our customers decrease the volume of coal they purchase from us or switch to alternative fuels as a result of existing or future environmental regulations aimed at reducing emissions, our financial operating results including earnings, cash flow and liquidity could be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding our legal proceedings is incorporated herein by reference to the “Legal Proceedings” sub-caption within Item 8, Note 19, “Commitments and Contingencies”, of our Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Sections 1503(a) of Dodd-Frank is included in Exhibit 95 of this Annual Report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

David R. Emery, age 57, has been Executive Chairman since January 1, 2019, Chairman and Chief Executive Officer from 2016 through 2018, and Chairman, President and Chief Executive Officer from 2005 through 2015. Prior to that, he held various positions with the Company, including President and Chief Executive Officer and member of the Board of Directors from 2004 to 2005, President and Chief Operating Officer — Retail Business Segment from 2003 to 2004 and Vice President — Fuel Resources from 1997 to 2003. Mr. Emery has 30 years of experience with the Company.

Linden R. Evans, age 57, has been President and Chief Executive Officer since January 1, 2019, President and Chief Operating Officer from 2016 through 2018, and President and Chief Operating Officer — Utilities from 2004 through 2015. Mr. Evans served as the Vice President and General Manager of our former communication subsidiary in 2003 and 2004, and Associate Counsel from 2001 to 2003. Mr. Evans has 18 years of experience with the Company.

Scott A. Buchholz, age 58, has been our Senior Vice President — Chief Information Officer since the closing of the Aquila Transaction in 2008. Prior to joining the Company, he was Aquila’s Vice President of Information Technology from 2005 until 2008, Six Sigma Deployment Leader/Black Belt from 2004 until 2005, and General Manager, Corporate Information Technology from 2002 until 2004. Mr. Buchholz has 39 years of experience with the Company, including 28 years with Aquila.

Brian G. Iverson, age 57, has been Senior Vice President, General Counsel and Chief Compliance Officer since August 26, 2019. He served as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary from February 1, 2019 to August 26, 2019, Senior Vice President, General Counsel and Chief Compliance Officer from 2016 to February 2019, Senior Vice President - Regulatory and Governmental Affairs and Assistant General Counsel from 2014 to 2016, Vice President and Treasurer from 2011 to 2014, Vice President - Electric Regulatory Services from 2008 to 2011 and as Corporate Counsel from 2004 to 2008. Mr. Iverson has 16 years of experience with the Company.

Richard W. Kinzley, age 54, has been Senior Vice President and Chief Financial Officer since 2015. He served as Vice President - Corporate Controller from 2013 to 2014, Vice President - Strategic Planning and Development from 2008 to 2013, and as Director of Corporate Development from 2000 to 2008. Mr. Kinzley has 20 years of experience with the Company.

Jennifer C. Landis, age 45, has been Senior Vice President - Chief Human Resources Officer since February 1, 2017. She served as Vice President of Human Resources from April 2016 through January 2017, Director of Corporate Human Resources and Talent Management from 2013 to April 2016, and Director of Organization Development from 2008 to 2013. Ms. Landis has 18 years of experience with the Company.

Karen Beachy, age 48, has been Senior Vice President - Growth and Strategy since August 26, 2019. She served as Vice President - Growth and Strategy from 2018 to August 2019, Vice President - Supply Chain from 2016 to 2018, and Director of Supply Chain from 2014 to 2016. Ms. Beachy has 5 years of experience with the Company.

Stuart Wevik, age 58, has been Senior Vice President - Utility Operations since August 26, 2019. He served as Group Vice President - Electric Utilities from 2016 to August 2019, Vice President - Utility Operations from 2008 to 2016, Vice President - Operations from 2004 to 2008 and Vice President and General Manager from 2003 to 2004. Mr. Wevik has 34 years of experience with the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BKH. As of December 31, 2019, we had 3,586 common shareholders of record and 32,285 beneficial owners, representing all 50 states, the District of Columbia and 6 foreign countries.

We have paid a regular quarterly cash dividend each year since the incorporation of our predecessor company in 1941 and expect to continue paying a regular quarterly dividend for the foreseeable future. At its January 29, 2020 meeting, our Board of Directors declared a quarterly dividend of $0.535 per share, equivalent to an annual dividend rate of $2.14 per share. This equivalent rate, if declared and paid in 2020, will represent 50 consecutive years of annual dividend increases.

For additional discussion of our dividend policy and factors that may limit our ability to pay dividends, see “Liquidity and Capital Resources” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

UNREGISTERED SECURITIES ISSUED

There were no unregistered securities sold during 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no equity securities acquired for the twelve months ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

(Minor differences may result due to rounding)

Years Ended December 31,	2019		2018		2017		2016 (a)		2015
(dollars in thousands, except per share amounts)

Total Assets	$7,558,457		$6,963,327		$6,658,902		$6,541,773		$4,626,643

Property, Plant and Equipment
Property, plant and equipment	$6,784,679		$6,000,015		$5,567,518		$5,315,296		$3,849,309
Accumulated depreciation and depletion	(1,281,493)		(1,145,136)		(1,026,088)		(929,119)		(794,695)
Total property, plant and equipment, net	$5,503,186		$4,854,879		$4,541,430		$4,386,177		$3,054,614

Capital Expenditures
Continuing Operations	$849,755		$502,424		$337,689		$460,450		$289,896
Discontinued Operations (b)	—		2,402		23,222		6,669		168,925
Total Capital Expenditures	$849,755		$504,826		$360,911		$467,119		$458,821

Capitalization (excluding noncontrolling interests)
Current maturities of long-term debt	$5,743		$5,743		$5,743		$5,743		$—
Notes payable	349,500		185,620		211,300		96,600		76,800
Long-term debt, net of current maturities	3,140,096		2,950,835		3,109,400		3,211,189		1,853,682
Total stockholders’ equity	2,362,123		2,181,588		1,708,974		1,614,639		1,465,867
Total capitalization	$5,857,462		$5,323,786		$5,035,417		$4,928,171		$3,396,349

Total Operating Revenues	$1,734,900		$1,754,268		$1,680,266		$1,538,916		$1,261,322

Net Income Available for Common Stock
Income from continuing operations available for common stock	199,310	(c) (g)	265,329	(c)(f)	194,133	(c) (d)	137,132	(c) (d)	141,548	(d)
Income (loss) from discontinued operations, net of tax (b)	—		(6,887)		(17,099)		(64,162)		(173,659)
Net income (loss) available for common stock	$199,310		$258,442		$177,034		$72,970		$(32,111)

Common Stock Data(e) (in thousands)
Shares outstanding, average basic	60,662		54,420		53,221		51,922		45,288
Shares outstanding, average diluted	60,798		55,486		55,120		53,271		45,288
Shares outstanding, end of year	61,477		60,004		53,541		53,382		51,192

SELECTED FINANCIAL DATA continued

Years Ended December 31,	2019	2018	2017	2016	2015
(dollars in thousands, except per share amounts)

Earnings (Loss) Per Share of Common Stock (in dollars)
Basic earnings (loss) per average share -
Continuing operations	$3.52	$5.14	$3.92	$2.83	$3.12
Discontinued operations (b)	—	(0.13)	(0.32)	(1.23)	(3.83)
Non-controlling interest (c)	(0.23)	(0.26)	(0.27)	(0.19)	—
Total	$3.29	$4.75	$3.33	$1.41	$(0.71)
Diluted earnings (loss) per average share -
Continuing operations	$3.51	$5.04	$3.78	$2.75	$3.12
Discontinued operations (b)	—	(0.12)	(0.31)	(1.20)	(3.83)
Non-controlling interest (c)	(0.23)	(0.26)	(0.26)	(0.18)	—
Total	$3.28	$4.66	$3.21	$1.37	$(0.71)

Cash Dividends Paid on Common Stock	$124,647	$106,591	$96,744	$87,570	$72,604

Dividends Declared per Share	$2.05	$1.93	$1.81	$1.68	$1.62

Book Value Per Share, End of Year	$38.42	$36.36	$31.92	$30.25	$28.63

____________________________________

(a)
Effective February 12, 2016, we completed the SourceGas Transaction. Total cash consideration paid, net of debt assumed and working capital adjustment received, was $1.124 billion, funded with a combination of the issuance of 6.3 million shares of our common stock on November 23, 2015, 5.98 million equity units issued on November 23, 2015, $546 million of net proceeds from the issuance of senior unsecured notes on January 13, 2016, cash on hand and draws under our revolving credit facility.

(b)
On November 1, 2017, we made the decision to divest our Oil and Gas assets which was completed in 2018. Oil and Gas results are shown in discontinued operations. 2017 includes a non-cash after-tax fair value impairment on held-for-sale assets of $13 million. 2016 includes non-cash after-tax impairment charges to crude oil and natural gas properties of $67 million. 2015 includes non-cash after-tax impairment charges to crude oil and natural gas properties of $158 million.

(c)
On April 14, 2016, Black Hills Electric Generation sold a 49.9% interest in Black Hills Colorado IPP. Net income available for common stock for 2019, 2018, 2017 and 2016 was reduced by $14 million, $14 million, $14 million and $9.6 million, respectively, attributable to this noncontrolling interest.

(d)	2017, 2016 and 2015 include incremental SourceGas Transaction costs, after-tax of $2.8 million, $30 million and $6.7 million, respectively.

(e)
In 2019, we issued 1.33 million shares at an average share price of $75.28 under our ATM equity offering program. On November 1, 2018, we issued 6.3 million shares of common stock upon conversion of our Equity Units. In 2016, we issued 1.97 million shares at an average share price of $60.95 under our ATM equity offering program.

(f)
The increase in 2018 included a $73 million tax benefit resulting from legal entity restructuring. See Note 15 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

(g)
2019 includes a non-cash after-tax impairment of $15 million in our investment in equity securities of a privately held oil and gas company. See Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

For additional information on our business segments see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note 5 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEMS 7 & and 7A.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Executive Summary

We are a customer-focused, growth-oriented electric and natural gas utility company with a mission of improving life with energy and a vision to be the energy partner of choice. The Company provides electricity and natural gas through its Electric and Gas Utilities to 1.3 million customers in 824 communities in eight states, including Arkansas, Colorado, Iowa, Kansas, Montana, Nebraska, South Dakota and Wyoming. The Company conducts its utility operations under the name Black Hills Energy predominantly in rural areas of the Rocky Mountains and Midwestern states. The Company’s Electric Utilities are supported by our Power Generation and Mining segments. The Power Generation segment produces electric power from its five generating facilities and sells most of the electric capacity and energy to our Electric Utilities under long-term contracts. Our Mining segment produces coal at our only location near Gillette, Wyoming, and sells nearly all production to fuel the on-site, mine-mouth power generation facilities.

The Company has provided energy and served customers for 136 years, since the 1883 gold rush days in Deadwood, South Dakota. Throughout our history, the common thread that unites the past to the present is our commitment to serve our customers and communities. Our strategic focus has not changed in over a century - serving customers with affordable, reliable and safe energy. Our strategy today continues that emphasis on serving customers, but with a renewed focus on better engaging with the people and communities we serve. Customer expectations are rapidly changing with the advancement of technology and customers are demanding simpler, faster and more convenient solutions to their energy needs. We are Ready to serve as we have done for the past 136 years.

Our strategy consists of five primary areas that focus on improving the way we serve customers with safe, reliable and affordable energy while improving the lives of the customers and communities we serve. The strategy is to 1) become the safest energy company in the utility industry; 2) transform the customer experience; 3) grow our electric and natural gas customer load; 4) pursue operating efficiencies; and 5) modernize utility infrastructure. This strategic focus will present the company with significant investment needs as we modernize our infrastructure systems and meet customer growth. It will also allow us to better understand our customer and community needs while providing more intuitive and cost-effective interactions.

Key Elements of our Business Strategy

Modernize, replace and operate utility infrastructure to meet our customers’ energy needs while providing safe, reliable and affordable energy. Our utilities own and operate large electric and natural gas infrastructure systems that span nearly 1,600 miles. Our Electric Utilities own and operate 939 MW of generation capacity and 8,900 miles of transmission and distribution lines and our Gas Utilities own and operate 46,000 miles of natural gas transmission and distribution pipelines. A key strategic focus is to modernize this utility infrastructure to meet customers’ and communities’ varied energy needs and to ensure the continued delivery of safe, reliable and affordable energy. In addition, we need to invest in the accessibility, capacity and integrity of our systems to meet customer growth.

We rigorously comply with all applicable federal, state and local regulations and strive to consistently meet industry best practice standards. A key component of our modernization effort is the development of programs by our Electric and Gas utilities to systematically and proactively replace aging infrastructure on a system-wide basis. To meet our electric customers’ continued expectations of high levels of reliability, our Electric Utilities utilize a distribution integrity program to ensure the timely repair and replacement of aging infrastructure. Our Gas Utilities utilize a programmatic approach to system-wide pipeline system replacement, particularly in high consequence areas. Under the programmatic approach, obsolete, at-risk and vintage materials are replaced in a proactive and systematic time frame. We have removed all cast- and wrought-iron from our natural gas transmission and distribution systems and continue to replace aging infrastructure through programs that prioritize safety and reliability for our customers. Many of our Gas Utilities are authorized to use system safety, integrity and replacement cost recovery mechanisms that provide for customer rate adjustments which reflect the cost incurred in repairing and replacing the gas delivery systems.

We estimate our five-year capital investment to be approximately $2.7 billion, with most of that investment targeted toward upgrading existing utility infrastructure and to support customer and community growth needs. Our actual 2019 and forecasted capital expenditures and depreciation for next five years from 2020 through 2024 are as follows (in millions):

	Actual	Planned	Planned	Planned	Planned	Planned
Capital Expenditures By Segment	2019	2020	2021	2022	2023	2024
(in millions)
Electric Utilities	$223	$246	$203	$170	$137	$152
Gas Utilities	512	391	309	285	316	293
Power Generation	85	7	9	11	6	6
Mining	9	8	12	9	9	9
Corporate and Other	21	17	22	11	12	10
Total	$850	$669	$555	$486	$480	$470

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

Our power production strategy focuses on low-cost construction and efficient operation of our generating facilities. Our low power production costs result from a variety of factors including low fuel costs, efficiency in converting fuel into energy, low per unit operating and maintenance costs and high levels of power plant availability. For our coal-fired power plants, we leverage our mine-mouth location advantage to eliminate coal transportation costs that often represent the largest component of the delivered cost of coal for many other utilities. Additionally, we operate our plants with high levels of availability as compared to industry benchmarks.

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

Proactively integrate alternative and renewable energy into our utility energy supply while mitigating customer rate impacts. Some of our customers, particularly our larger customers, are demanding more renewable and cleaner sources of energy to meet their sustainability goals. In addition, there is more interest from voters, regulators and legislators to increase the use of renewable and other alternative energy sources. To support this interest, we have created and received approvals for new, voluntary renewable energy tariffs to serve certain commercial, industrial and governmental agency customer requests for renewable energy resources in South Dakota and Wyoming. To meet the renewable energy commitments under the new tariffs, we also received approval from the Wyoming Public Service Commission to build the Corriedale wind project, a 52.5 MW wind farm to be constructed near Cheyenne, Wyoming. The $79 million project is expected to be in service by year-end 2020. Supporting our renewable energy efforts in Colorado, in November 2019, we successfully commissioned Busch Ranch II, a 60 MW wind farm near Pueblo, Colorado, to provide renewable energy to our Colorado Electric utility.

To date, many states have enacted, and others are considering, mandatory renewable energy standards, requiring utilities to meet certain thresholds of renewable energy generation. In addition, some states have either enacted or are considering legislation setting GHG emissions reduction targets. Federal legislation for both renewable energy standards and GHG emission reductions has been considered and may be implemented in the future. Mandates for the use of renewable energy or the reduction of GHG emissions will likely drive the need for significant investment in our Electric Utilities and Gas Utilities segments. These mandates will also likely increase prices for electricity and/or natural gas for our utility customers. As a regulated utility we are responsible for providing safe, reliable and affordable sources of energy to our customers. Accordingly, we employ a customer-focused strategy for complying with standards and regulations that balances our customers’ rate concerns with environmental considerations and administrative and legislative mandates. We attempt to strike this balance by prudently and proactively incorporating renewable energy into our resource supply, while seeking to minimize the magnitude and frequency of rate increases for our utility customers.

Build and maintain strong relationships with wholesale power customers of our utilities and our power generation business. We strive to build strong relationships with other utilities, municipalities and wholesale customers. We believe we will continue to be an important provider of electricity to wholesale utility customers, who will continue to need products such as capacity and energy to reliably serve their customers. By providing these products under long-term contracts, we help our customers meet their energy needs. We also earn more stable revenues and greater returns for shareholders over the long-term than we would by selling energy into more volatile energy spot markets. In addition, relationships that we have established with wholesale power customers have developed into other opportunities. MEAN, MDU and the City of Gillette, Wyoming were wholesale power customers that are now joint minority owners in two of our power plants, Wygen I and Wygen III, reducing risk and providing steady revenues.

Vertically integrate businesses that are supportive of our Electric and Gas utility businesses. While our primary focus is on growing our core utilities, we selectively invest in vertically integrated businesses that provide cost effective and efficient fuel and energy to our utilities. We currently own and operate power generation and mining assets that are vertically integrated into and supportive of our Electric Utilities. These operations are located at our utility-generating complexes and are physically integrated into our Electric Utility operations.

The Power Generation segment currently owns five power facilities, four of which are contracted with our affiliate Electric Utilities under long-term power purchase agreements. Our Power Generation segment has an experienced staff with significant expertise in planning, building and operating power plants. The power generation team has constructed 20 coal-fired, gas-fired and renewable generation projects since 1995 with aggregate project costs in excess of $2.1 billion. This team also provides shared services to our Electric Utilities’ generation facilities, resulting in efficient management of all of the company’s generation assets. In certain states, our Electric Utilities are required to competitively bid for generation resources needed to serve customers. Generally, our Power Generation segment submits bids in response to those competitive solicitations. Our Power Generation segment can often realize competitive advantages provided by prior construction expertise, fuel supply advantages and by co-locating new plants at existing sites, reducing infrastructure and operating costs.

Our surface coal mine is located immediately adjacent to our Gillette energy complex in northeastern Wyoming, where all five of our coal-fired power plants are located. We operate and own majority interests in four of our five power plants. We own 20% of the fifth power plant which is operated by a majority owner. The mine provides low-sulfur coal directly to these power plants via a conveyor belt system, minimizing transportation costs. On average, the fuel can be delivered to the adjacent power plants at less than $1.00 per MMBtu, providing very cost competitive fuel to our power plants when compared to other coal-fired and gas-fired power plants. Nearly all of the mine’s production is sold to the five on-site, mine-mouth generation facilities under long-term supply contracts. Approximately one-half of our production is sold under cost-plus contracts with affiliates. A small portion of the mine’s production is sold to off-site industrial customers and delivered by truck.

Expand utility operations through selective acquisitions of electric and gas utilities. The electric and natural gas utility industries have consolidated significantly over the past two decades and continue to consolidate. We have successfully acquired and integrated numerous utility systems since 2005, including two large, transformational acquisitions - the Aquila Transaction in 2008 and SourceGas Transaction in 2016. Through these acquisitions, we developed a scalable platform that simplifies the rapid integration of acquired utilities, providing significant benefits to both customers and shareholders. The company targets small to large utilities, including municipal and private utility systems, located primarily in geographies that are near to or contiguous with our existing utility service territories and can provide long-term value for both customers and shareholders. In the near-term, we do not expect to pursue large utility acquisitions, particularly given the high valuation multiples realized in recent utility transactions. As pipeline regulations continue to increase, we believe there will be more opportunities to purchase these smaller and more rural utility systems.

Grow our dividend. We are extremely proud of our track record of annual dividend increases for shareholders. In January 2020, our Board of Directors declared a quarterly dividend of $0.535 per share, equivalent to an annual dividend of $2.14 per share. This current annual equivalent rate of $2.14 per share, if declared and paid in 2020, will represent 50 consecutive years of annual dividend increases. We intend to continue our record of annual dividend increases with a targeted dividend payout ratio of 50% to 60%.

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

Prospective Information

We expect to generate long-term growth through the expansion of integrated utilities and supporting operations. Sustained growth requires continued capital deployment. Our integrated energy portfolio, focused predominately on regulated utilities, provides growth opportunities, yet avoids concentrating business risk. We expect much of our growth in the next few years will come from the need for capital deployment at our utilities and continued focus on improving efficiencies and controlling costs. Although dependent on market conditions, we are confident in our ability to obtain additional financing, as necessary, to continue our growth plans. We remain focused on prudently managing our operations and maintaining our overall liquidity to meet our operating, capital and financing needs, as well as executing our long-term strategic plan. Prospective information for our operating segments should be read in conjunction with our business strategy discussed above, and our 2019 company highlights discussed below.

Our discussion and analysis for the year ended December 31, 2019 compared to 2018, as well as discussion and analysis of the results of operations for the year ended December 31, 2018 compared to 2017 given segment reporting changes adopted by the Company in 2019, is included herein. For further discussion and analysis that remains unchanged for the year ended December 31, 2018 compared to 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 19, 2019.

Segment information does not include intercompany eliminations and all amounts are presented on a pre-tax basis unless otherwise indicated. Per share information references diluted shares unless otherwise noted.

Results of Operations

Consolidated Summary and Overview

	For the Years Ended December 31,
	2019		2018		2017
(in millions, except per diluted share amounts)	Income	EPS	Income	EPS	Income	EPS

Net income from continuing operations available for common stock	$199.3	$3.28	$265.3	$4.78	$194.1	$3.52
Net (loss) from discontinued operations	—	—	(6.9)	(0.12)	(17.1)	(0.31)
Net income available for common stock	$199.3	$3.28	$258.4	$4.66	$177.0	$3.21

2019 Compared to 2018

The variance to the prior year included the following:

•
Electric Utilities’ adjusted operating income increased $4.4 million due to reduced purchased power capacity costs, increased rider revenues and the prior year Wyoming Electric PCA settlement partially offset by higher operating expenses driven by outside services and employee costs;

•
Gas Utilities’ adjusted operating income increased $4.7 million primarily due to new customer rates and rider revenues, customer growth and increased transport and transmission driven by increased volumes from new and existing customers partially offset by higher operating expenses driven by outside services and employee costs;

•
Power Generation’s adjusted operating income increased $2.2 million primarily due to higher revenue from increased wind MWh sold and higher PPA pricing partially offset by higher depreciation and property taxes from new wind assets;

•	Mining’s adjusted operating income decreased $3.7 million primarily due to lower tons sold driven by planned and unplanned generating facility outages partially offset by lower operating expenses;

•	Corporate and Other expenses decreased $1.4 million primarily due to prior year expenses related to the oil and gas segment that were not reclassified to discontinued operations;

•	A $20 million pre-tax non-cash impairment in 2019 of our investment in equity securities of a privately held oil and gas company;

•	We expensed $5.4 million of development costs related to projects we no longer intend to construct; and

•
Increased tax expense of $53 million primarily due to a prior year $73 million tax benefit resulting from legal entity restructuring partially offset by a prior year $4.0 million income tax expense associated with changes in the previously estimated impact of tax reform on deferred income taxes and current year $5.9 million federal PTCs and related state ITCs associated with new wind assets.

2018 Compared to 2017

The variance when comparing 2018 to 2017 included the following:

•
Electric Utilities’ adjusted operating income decreased $21.9 million due to TCJA benefits delivered to customers, the Wyoming Electric PCA settlement and higher operating expenses partially offset by increased rider revenues and favorable weather;

•
Gas Utilities’ adjusted operating income increased $0.1 million primarily due to colder winter weather, new customer rates, customer growth and increased transport and transmission offset by TCJA benefits delivered to customers and higher operating expenses;

•	Power Generation’s adjusted operating income decreased $4.1 million primarily due to a decrease in MWh sold and higher operating expenses;

•	Mining’s adjusted operating income increased $2.8 million primarily due to increase in price per ton sold and lower operating expenses;

•	Corporate and Other expenses decreased $3.3 million primarily due to prior year acquisition costs; and

•
Increased tax benefit of $97 million primarily due to a $73 million tax benefit resulting from legal entity restructuring and a reduction in the federal corporate income tax rate from 35% to 21% from the TCJA, effective January 1, 2018.

The following table summarizes select financial results by operating segment and details significant items (in thousands):

	For the Years Ended December 31,
	2019	Variance	2018	Variance	2017
	(in thousands)
Revenue
Revenue	$1,885,669	$(11,573)	$1,897,242	$83,721	$1,813,521
Intercompany eliminations	(150,769)	(7,795)	(142,974)	(9,719)	(133,255)
	$1,734,900	$(19,368)	$1,754,268	$74,002	$1,680,266

Adjusted operating income (a)
Electric Utilities	$160,297	$4,428	$155,869	$(21,868)	$177,737
Gas Utilities	189,971	4,732	185,239	134	185,105
Power Generation	44,779	2,165	42,614	(4,076)	46,690
Mining	12,627	(3,713)	16,340	2,840	13,500
Corporate and Other	(1,632)	1,393	(3,025)	3,271	(6,296)
	406,042	9,005	397,037	(19,699)	416,736

Interest expense, net	(137,659)	2,316	(139,975)	(2,873)	(137,102)
Impairment of investment	(19,741)	(19,741)	—	—	—
Other income (expense), net	(5,740)	(4,560)	(1,180)	(3,288)	2,108
Income tax benefit (expense)	(29,580)	(53,247)	23,667	97,034	(73,367)
Income from continuing operations	213,322	(66,227)	279,549	71,174	208,375
(Loss) from discontinued operations, net of tax	—	6,887	(6,887)	10,212	(17,099)
Net income	213,322	(59,340)	272,662	81,386	191,276
Net income attributable to noncontrolling interest	(14,012)	208	(14,220)	22	(14,242)
Net income available for common stock	$199,310	$(59,132)	$258,442	$81,408	$177,034

_____________

(a)
In 2019, we changed our measure of segment performance to adjusted operating income, which impacted our segment disclosures for all periods presented. See Note 5 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

2019 Overview of Business Segments and Corporate Activity

Electric Utilities

•
On December 13, 2019, Colorado Electric issued a request for proposals for its Renewable Advantage program, to potentially add up to 200 MW of renewable energy to its southern Colorado system. A competitive solicitation process for the addition of cost-effective, utility-scale renewable energy projects includes wind, solar and battery storage to supplement existing natural gas and wind generation power supplies Bidders have until February 15, 2020, to submit proposals, which will be reviewed by an independent evaluator overseen by the CPUC. Based on the outcome of the bidding process, projects would be placed in service no later than 2023.

•
In July 2019, South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready program and related jointly-filed CPCN to construct Corriedale. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. In November 2019, South Dakota Electric received approval from the SDPUC to increase the offering under the program by 12.5 MW. The two electric utilities also received a determination from the WPSC to increase the project to 52.5 MW. The $79 million project is expected to be in service by year-end 2020.

•
On September 17, 2019, South Dakota Electric completed construction on the final 94-mile segment of a 175-mile electric transmission line from Rapid City, South Dakota, to Stegall, Nebraska. The first 48-mile segment was placed in service on July 25, 2018, and the second 33-mile segment was placed in service on November 20, 2018.

•	Colorado Electric set a new all-time and summer peak load:

•	On July 19, 2019, Colorado Electric set a new all-time and summer peak load of 422 MW, exceeding the previous peak of 413 MW set in June 2018.

•	Wyoming Electric set a new all-time and summer peak load, and also set a new winter peak load:

•	On July 19, 2019, Wyoming Electric set a new all-time and summer peak load of 265 MW, exceeding the previous peak of 254 MW set in July 2018.

•	On December 16, 2019, Wyoming Electric set a new winter peak load of 247 MW, exceeding the previous peak of 238 MW set in December 2018.

•	Cooling degree days for the year ended December 31, 2019 were 14% higher than the normal compared to 29% higher than normal in 2018.

•	Heating degree days for the year ended December 31, 2019 were 5% higher than normal compared to 3% higher than normal in 2018.

Gas Utilities

•	Gas Utilities continued to consolidate utility jurisdictions within the States of Colorado, Nebraska, and Wyoming:

◦
On December 11, 2019, Wyoming Gas received approval from the WPSC to consolidate the rates, tariffs and services of its four existing gas distribution territories. A new, single statewide rate structure will be effective March 1, 2020. New rates are expected to generate $13 million in new revenue based on a return on equity of 9.40% and a capital structure of 50.23% equity and 49.77% debt. The approval also allows for a rider to recover integrity investments for system safety and reliability.

◦
On February 1, 2019, Colorado Gas submitted a rate review with the CPUC to consolidate rates, tariffs and services of its two existing gas distribution territories. The rate review requested $2.5 million in new revenue to recover investments in safety, reliability and system integrity. Colorado Gas also requested a new rider mechanism to recover future safety and integrity investments in its system. On December 27, 2019, the ALJ issued a recommended decision denying the company’s plan to consolidate rate territories and recommending a rate decrease. Colorado Gas has filed exceptions to the ALJ’s recommended decision. A decision by the CPUC is expected by the end of March 2020. Legal consolidation was previously approved by the CPUC in late 2018 and completed in early 2019.

◦
On October 29, 2019, Nebraska Gas received approval from the NPSC to merge its two natural gas distribution companies. Legal consolidation was effective January 1, 2020, and a rate review is expected to be filed by mid-year 2020 to consolidate the rates, tariffs and services.

•
On December 1, 2019, Wyoming Gas placed in service the $54 million, 35-mile Natural Bridge pipeline project to enhance supply reliability and delivery capacity for customers in central Wyoming. The new 12-inch steel pipeline interconnects from a supply point near Douglas, Wyoming, to facilities near Casper, Wyoming. The associated investment was included in the Wyoming Gas rate review completed in December 2019.

•	Heating degree days at the Gas Utilities for the year ended December 31, 2019 were 5% higher than normal compared to 2% higher than normal in 2018.

Power Generation

•
On November 26, 2019, Black Hills Electric Generation placed in service Busch Ranch II. Through a competitive bidding process, Black Hills Electric Generation was selected to deliver renewable energy under a 25-year PPA to Colorado Electric.

•
On August 2, 2019, Black Hills Wyoming and Wyoming Electric jointly filed a request with FERC for approval of a new 60 MW PPA. The agreement would fulfill the capacity need for Wyoming Electric at the expiration of the current agreement on December 31, 2022. If approved, Black Hills Wyoming will continue to deliver 60 MW of energy to Wyoming Electric from its Wygen I power plant starting January 1, 2023, and for 20 additional years. On December 23, 2019, the Company filed a response to questions from the FERC and awaits a decision from FERC.

Mining

•
In October 2019, negotiations were completed for the price reopener in the contract with the Wyodak power plant. Effective July 1, 2019, the new price was reset at $17.94 per ton with customary escalators, compared to the prior contract price of $18.25 per ton. The contract expires on December 31, 2022 and negotiations are underway to extend the contract.

Corporate and Other

•
On October 3, 2019, we completed a public debt offering of $700 million in senior unsecured notes. Proceeds were used to repay the $400 million Corporate term loan due June 17, 2021, retire the $200 million 5.875% senior notes due July 15, 2020 and repay a portion of short-term debt.

•	During the year ended December 31, 2019, we issued a total of 1.3 million shares of common stock for net proceeds of $99 million under our ATM equity offering program.

•
On June 17, 2019, we amended our Corporate term loan due July 30, 2020. This amendment increased total commitments to $400 million from $300 million and extended the term through June 17, 2021 on substantially similar terms and covenants. The net proceeds were used to pay down short-term debt. Proceeds from the October 3, 2019 debt transaction were used to repay this term loan.

Operating Results

A discussion of operating results from our business segments follows.

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

Electric Utilities

Operating results for the years ended December 31 for the Electric Utilities were as follows (in thousands):

	2019	Variance	2018	Variance	2017

Revenue	$712,752	$1,301	$711,451	$6,801	$704,650

Total fuel and purchased power	268,297	(15,543)	283,840	9,477	274,363

Gross margin (non-GAAP)	444,455	16,844	427,611	(2,676)	430,287

Operations and maintenance	195,581	9,406	186,175	13,868	172,307
Depreciation and amortization	88,577	3,010	85,567	5,324	80,243
Total operating expenses	284,158	12,416	271,742	19,192	252,550

Adjusted operating income (a)	$160,297	$4,428	$155,869	$(21,868)	$177,737
____________________

(a)
Due to the changes in our segment disclosures discussed in Note 5 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, Electric Utilities Adjusted operating income was revised for the years ended December 31, 2018 and December 31, 2017 which resulted in an increase of $6.4 million and $7.1 million, respectively.

2019 Compared to 2018

Gross margin increased over the prior year as a result of:

(in millions)
Reduction in purchased power capacity costs	$6.5
Prior year Wyoming Electric PCA Stipulation settlement	3.7
Rider recovery	3.1
Increased commercial and industrial demand	1.9
Weather	0.2
Other	1.4
Total increase in Gross margin (non-GAAP)	$16.8

Operations and maintenance expense increased primarily due to $4.7 million of higher employee costs and $2.9 million of higher outside services expenses. Various other expenses comprise the remainder of the increase compared to the prior year.

Depreciation and amortization increased primarily due to higher asset base driven by prior and current year capital expenditures.

2018 Compared to 2017

Gross margin decreased over the prior year as a result of:

(in millions)
TCJA revenue reserve	$(22.3)
Wyoming Electric PCA Stipulation settlement	(2.6)
Other	(1.4)
Horizon Point shared facility revenue (a)	9.8
Rider recovery	5.1
Weather	3.6
Power Marketing, transmission and Tech Services	3.5
Residential customer growth	1.6
Total increase (decrease) in Gross margin (non-GAAP)	$(2.7)
____________________

(a)	Horizon Point shared facility revenue was offset by facility expenses at our operating segments and had no impact on consolidated results.

Operations and maintenance expense increased primarily due to $4.5 million of higher facility costs, $4.1 million of higher outside services expenses, $3.6 million of higher employee costs, and $1.0 million of higher property taxes due to a higher asset base.

Depreciation and amortization increased primarily due to higher asset base driven by current and prior year capital expenditures.

	For the year ended December 31,
Contracted power plant fleet availability (a)	2019	2018	2017

Coal-fired plants (b)	92.1%	93.9%	88.9%
Natural gas fired plants and Other plants (c)	87.9%	96.4%	96.1%
Wind	95.6%	96.9%	93.3%
Total availability	89.9%	95.6%	93.6%

Wind capacity factor	38.7%	39.2%	36.7%
____________________

(a)	Availability and wind capacity factor are calculated using a weighted average based on capacity of our generating fleet.

(b)	2019 included planned outages at Neil Simpson II and Wygen III and unplanned outages at Wyodak Plant and Wygen III.

(c)	2019 included planned outages at Neil Simpson CT and Lange CT.

Gas Utilities

Operating results for the years ended December 31 for the Gas Utilities were as follows (in thousands):

	2019	Variance	2018	Variance	2017
Revenue:
Natural gas - regulated	$932,111	$(10,813)	$942,924	$77,093	$865,831
Other - non-regulated services	77,919	(4,464)	82,383	584	81,799
Total revenue	1,010,030	(15,277)	1,025,307	77,677	947,630

Cost of natural gas sold:
Natural gas - regulated	406,643	(35,887)	442,530	61,271	381,259
Other - non-regulated services	19,255	(368)	19,623	(8,721)	28,344
Total cost of sales	425,898	(36,255)	462,153	52,550	409,603

Gross margin (non-GAAP)	584,132	20,978	563,154	25,127	538,027

Operations and maintenance	301,844	10,363	291,481	22,291	269,190
Depreciation and amortization	92,317	5,883	86,434	2,702	83,732
Total operating expenses	394,161	16,246	377,915	24,993	352,922

Adjusted operating income	$189,971	$4,732	$185,239	$134	$185,105

2019 Compared to 2018

Gross margin increased over the prior year as a result of:

(in millions)
New rates	$16.2
Customer growth - distribution	5.2
Increased transport and transmission	2.6
Weather	(2.2)
Decreased mark-to-market on non-utility natural gas commodity contracts	(3.3)
Other	2.5
Total increase in Gross margin (non-GAAP)	$21.0

Operations and maintenance expense increased primarily due to $5.5 million of higher outside services expenses, $1.2 million higher employee costs and $2.0 million of higher property taxes due to a higher asset base driven by prior and current year capital expenditures. Various other expenses comprise the remainder of the increase compared to the prior year.

Depreciation and amortization increased primarily due to a higher asset base driven by prior and current year capital expenditures.

2018 Compared to 2017

Gross margin increased over the prior year as a result of:

(in millions)
Weather (a)	$13.8
New rates	10.7
Customer growth - distribution	5.2
Increased mark-to-market on non-utility natural gas commodity contracts	4.0
Increased transport and transmission	3.6
Natural gas volumes sold	3.2
Non-utility - Choice Gas, Tech Services and appliance repair	2.7
Other	2.4
TCJA revenue reserve	(20.5)
Total increase (decrease) in Gross margin (non-GAAP)	$25.1
___________________

(a)	Heating degree days at the Gas Utilities for the year ended December 31, 2018 were 2% higher than normal compared to 10% lower than normal in 2017.

Operations and maintenance expense increased primarily due to $11.8 million of higher employee costs, $4.7 million of higher facility costs, $4.0 million of higher outside services expenses and $2.1 million of higher bad debt expense driven by an increase in revenues.

Depreciation and amortization increased primarily due to higher asset base driven by prior and current year capital expenditures.

Power Generation

Our Power Generation segment operating results for the years ended December 31 were as follows (in thousands):

	2019	Variance	2018	Variance	2017

Revenue	$101,258	$8,807	$92,451	$(2,169)	$94,620

Total fuel	9,059	467	8,592	(748)	9,340
Operations and maintenance	28,429	3,294	25,135	2,093	23,042
Depreciation and amortization	18,991	2,881	16,110	562	15,548
Total operating expenses	56,479	6,642	49,837	1,907	47,930

Adjusted operating income (a)	$44,779	$2,165	$42,614	$(4,076)	$46,690
____________________

(a)
Due to the changes in our segment disclosures discussed in Note 5 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, Power Generation Adjusted operating income was revised for the years ended December 31, 2018 and December 31, 2017 which resulted in a decrease of $(5.7) million and $(6.5) million, respectively.

2019 Compared to 2018

Revenue increased in the current year due to increased wind MWh sold and higher PPA prices. Operating expenses increased in the current year primarily due to higher depreciation and property taxes from new wind assets.

2018 Compared to 2017

Revenue decreased in 2018 due to a decrease in MWh sold, primarily from a planned outage at Wygen I. Operating expenses increased due to higher maintenance expenses primarily related to outage costs at Wygen I and higher depreciation.

	For the year ended December 31,
Contracted power plant fleet availability (a)	2019	2018	2017

Coal-fired plant (b)	94.5%	85.8%	96.9%
Natural gas-fired plants	98.6%	99.4%	99.2%
Wind (c)	90.6%	N/A	N/A
Total availability	95.0%	95.9%	98.6%

Wind capacity factor (c)	23.5%	N/A	N/A
___________

(a)	Availability and wind capacity factor are calculated using a weighted average based on capacity of our generating fleet.

(b)	Wygen I experienced a planned outage in 2018

(c)	Change from 2018 to 2019 is driven by Black Hills Electric Generation’s acquisition of new wind assets.

Mining

Mining operating results for the years ended December 31 were as follows (in thousands):

	2019	Variance	2018	Variance	2017

Revenue	$61,629	$(6,404)	$68,033	$1,412	$66,621

Operations and maintenance	40,032	(3,696)	43,728	(1,154)	44,882
Depreciation, depletion and amortization	8,970	1,005	7,965	(274)	8,239
Total operating expenses	49,002	(2,691)	51,693	(1,428)	53,121

Adjusted operating income	$12,627	$(3,713)	$16,340	$2,840	$13,500

The following table provides certain operating statistics for the Mining segment (in thousands):

	2019	2018	2017
Tons of coal sold	3,716	4,085	4,183
Cubic yards of overburden moved	8,534	8,970	9,018
Coal reserves at year-end (in tons)	185,448	189,164	194,909

Revenue per ton	$15.94	$16.11	$15.93

2019 Compared to 2018

Current year revenue decreased primarily due to 9% fewer tons sold driven primarily by planned and unplanned generation facility outages at the Wyodak Plant. Operating expenses decreased primarily due to lower royalties and production taxes on decreased revenues and lower fuel, labor, and major maintenance expenses.

2018 Compared to 2017

Revenue increased primarily due to a 1% increase in price per ton sold. Current year revenue is also reflective of lease and rental revenue, previously reported in Other income, net. Operating expenses decreased primarily due to lower major maintenance expenses.

Corporate and Other

Corporate and Other operating results for the years ended December 31 were as follows (in thousands):

(in thousands)	2019	Variance	2018	Variance	2017

Adjusted operating (loss) (a)	$(1,632)	$1,393	$(3,025)	$3,271	$(6,296)
____________

(a)
Due to the changes in our segment disclosures discussed in Note 5 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, Corporate and Other Adjusted operating (loss) was revised for the years ended December 31, 2018 and December 31, 2017 which resulted in a decrease of $(0.7) million and $(0.6) million, respectively.

2019 Compared to 2018

The variance in Adjusted operating (loss) was primarily due to prior year expenses related to the oil and gas segment that were not reclassified to discontinued operations.

2018 Compared to 2017

The variance in Adjusted operating (loss) was primarily due to prior year acquisition costs.

Consolidated Interest Expense, Impairment of Investment, Other Income (Expense) and Income Tax Benefit (Expense)

(in thousands)	2019	Variance	2018	Variance	2017

Interest expense, net	$(137,659)	$2,316	$(139,975)	$(2,873)	$(137,102)
Impairment of investment	(19,741)	(19,741)	—	—	—
Other income (expense), net	(5,740)	(4,560)	(1,180)	(3,288)	2,108
Income tax benefit (expense)	(29,580)	(53,247)	23,667	97,034	(73,367)

2019 Compared to 2018

Impairment of Investment

For the year ended December 31, 2019, we recorded a pre-tax non-cash write-down of $20 million in our investment in equity securities of a privately held oil and gas company. The impairment was triggered by a deterioration in earnings performance of the privately held oil and gas company and an adverse change in future natural gas prices. See Note 1 of the Notes to
Consolidated Financial Statements for additional details.

Other Income (Expense)

For the year ended December 31, 2019, we expensed $5.4 million of development costs related to projects we no longer intend to construct.

Income Tax Benefit (Expense)

The increase in tax expense was primarily due to a prior year $73 million tax benefit resulting from legal entity restructuring partially offset by:

•	A prior year $(4.0) million income tax expense associated with changes in the previously estimated impact of tax reform on deferred income taxes;

•	Current year $3.8 million of federal PTCs and $2.1 million of related state ITCs associated with new wind assets;

•	A current year $1.9 million tax benefit from increased repair activity in flow-through regulatory jurisdictions;

•	A current year $1.4 million tax benefit for incremental excess deferred tax amortization related to tax reform; and

•	A current year $3.4 million tax benefit from a federal tax loss carry-back claim including interest. We identified certain qualified expenses that extend beyond the typical two-year carry-back period.

2018 Compared to 2017

Other Income (Expense)

The variance in Other income (expense), net was primarily due to the presentation change of non-service pension costs to Other income (expense) in 2018, previously reported in Operations and maintenance.

Income Tax Benefit (Expense)

The variance in Income tax benefit (expense) was primarily due to a $73 million tax benefit in 2018 resulting from legal entity restructuring and the reduction in the federal corporate income tax rate from 35% to 21% from the TCJA, effective January 1, 2018, partially offset by a $(4.0) million income tax expense associated with changes in the previously estimated impact of tax reform on deferred income taxes.

Liquidity and Capital Resources

OVERVIEW

Our company requires significant cash to support and grow our businesses. Our predominant source of cash is from our operations and supplemented with corporate financings. This cash is used for, among other things, working capital, capital expenditures, dividends, pension funding, investments in or acquisitions of assets and businesses, payment of debt obligations and redemption of outstanding debt and equity securities when required or financially appropriate.

We experience significant cash requirements during peak months of the winter heating season due to higher natural gas consumption and during periods of high natural gas prices, as well as during the construction season.

We believe that our cash on hand, operating cash flows, existing borrowing capacity and ability to complete new debt and equity financings, taken in their entirety, provide sufficient capital resources to fund our ongoing operating requirements, regulatory liabilities, debt maturities, anticipated dividends, and anticipated capital expenditures discussed in this section.

The following table provides an informational summary of our financial position as of December 31 (dollars in thousands):

Financial Position Summary	2019	2018
Cash and cash equivalents	$9,777	$20,776
Restricted cash and equivalents	$3,881	$3,369
Notes payable	$349,500	$185,620
Short-term debt, including current maturities of long-term debt	$5,743	$5,743
Long-term debt (a)	$3,140,096	$2,950,835
Stockholders’ equity	$2,362,123	$2,181,588

Ratios
Long-term debt ratio	57%	57%
Total debt ratio	60%	59%
______________

(a)	Carrying amount of long-term debt is net of deferred financing costs.

Significant Factors Affecting Liquidity

Although we believe we have sufficient resources to fund our cash requirements, there are many factors with the potential to influence our cash flow position, including weather seasonality, commodity prices, significant capital projects and acquisitions, requirements imposed by state and federal agencies and economic market conditions. We have implemented risk mitigation programs, where possible, to stabilize cash flow. However, the potential for unforeseen events affecting cash needs will continue to exist.

Our Utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions and the amounts owed by or to the counterparty. At December 31, 2019, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts.

Weather Seasonality, Commodity Pricing and Associated Hedging Strategies

We manage liquidity needs through hedging activities, primarily in connection with seasonal needs of our utility operations (including seasonal peaks in fuel requirements), interest rate movements and commodity price movements.

Utility Factors

Our cash flows, and in turn liquidity needs in many of our regulated jurisdictions, can be subject to fluctuations in weather and commodity prices. Since weather conditions are uncontrollable, we have implemented commission-approved natural gas hedging and storage programs in many of our regulated jurisdictions to mitigate significant changes in natural gas commodity pricing. We target hedging a percentage of our forecasted natural gas supply consumption using options, futures, basis swaps and physical fixed price purchases.

Interest Rates

Some of our debt instruments have a variable interest rate component which can change significantly depending on the economic climate. We do not have any interest rate swap agreements at December 31, 2019; 90% of our interest rate exposure has been mitigated through fixed interest rates.

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

CASH GENERATION AND CASH REQUIREMENTS

Cash Generation

Our primary sources of cash are generated from operating activities, our five-year Revolving Credit Facility expiring in 2023, our CP Program, our ATM equity offering program and our ability to access the public and private capital markets through debt and equity securities offerings when necessary.

Cash Collateral

Under contractual agreements and exchange requirements, BHC or its subsidiaries have collateral requirements, which if triggered, require us to post cash collateral with the counterparty to meet these obligations. The cash collateral we were required to post at December 31, 2019 was not material.

DEBT, EQUITY AND LIQUIDITY

Debt

Revolving Credit Facility and CP Program

On July 30, 2018, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of $750 million and extending the term through July 30, 2023 with two one-year extension options (subject to consent from lenders). This facility is similar to the former revolving credit facility, which includes an accordion feature that allows us, with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment, to increase total commitments up to $1.0 billion. Borrowings continue to be available under a base rate or various Eurodollar rate options. See Note 7 of our Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

We have a $750 million, unsecured CP Program that is backstopped by the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility and the CP Program, either individually or in the aggregate, cannot exceed $750 million. See Note 7 of our Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

Our Revolving Credit Facility and CP Program had the following borrowings, outstanding letters of credit, and available capacity (in millions):

		Current	Short-term borrowings at	Letters of Credit at	Available Capacity at
Credit Facility	Expiration	Capacity	December 31, 2019	December 31, 2019	December 31, 2019
Revolving Credit Facility and CP Program	July 30, 2023	$750	$350	$30	$370

The weighted average interest rate on short-term borrowings at December 31, 2019 was 2.03%. Short-term borrowing activity for the twelve months ended December 31, 2019 was:

(dollars in millions)
Maximum amount outstanding - short-term borrowing (based on daily outstanding balances)	$357
Average amount outstanding - short-term borrowing (based on daily outstanding balances)	$187
Weighted average interest rates - short-term borrowing	2.47%

The Revolving Credit Facility contains customary affirmative and negative covenants, such as limitations on certain liens, restrictions on certain transactions, and maintenance of a certain Consolidated Indebtedness to Capitalization Ratio. We were in compliance with these covenants as of December 31, 2019. See Note 7 of our Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

The Revolving Credit Facility prohibits us from paying cash dividends if a default or an event of default exists prior to, or would result after, paying a dividend. Although these contractual restrictions exist, we do not anticipate triggering any default measures or restrictions.

Cross-Default Provisions

Our $7 million Corporate term loan contains cross-default provisions that could result in a default under such agreements if BHC or its material subsidiaries failed to make timely payments of debt obligations or triggered other default provisions under any debt agreement totaling, in the aggregate principal amount of $50 million or more that permits the acceleration of debt maturities or mandatory debt prepayment. Our Revolving Credit Facility contains the same provisions and the threshold principal amount is $50 million.

The Revolving Credit Facility prohibits us from paying cash dividends if we are in default or if paying dividends would cause us to be in default.

Utility Money Pool

As a utility holding company, we are required to establish a cash management program to address lending and borrowing activities between our utilities and the Company. We have established utility money pool agreements which address these requirements. These agreements are on file with the FERC and appropriate state regulators. Under the utility money pool agreements, our utilities may at their option, borrow and extend short-term loans to our other utilities via a utility money pool at market-based rates (2.210% at December 31, 2019). While the utility money pool may borrow funds from the Company (as ultimate parent company), the money pool arrangement does not allow loans from our utility subsidiaries to the Company (as ultimate parent company) or to non-regulated affiliates.

At December 31, 2019, money pool balances included (in thousands):

Subsidiary	Borrowings From Money Pool Outstanding
BHSC	$148,041
South Dakota Electric	57,585
Wyoming Electric	37,993
Total Money Pool borrowings from Parent	$243,619

Equity

Shelf Registration

We have an effective automatic shelf registration statement on file with the SEC under which we may issue, from time to time, senior debt securities, subordinated debt securities, common stock, preferred stock, warrants and other securities. Although the shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, certain covenants in our financing arrangements and restrictions imposed by federal and state regulatory authorities. The shelf registration expires in August 2020. Our articles of incorporation authorize the issuance of 100 million shares of common stock and 25 million shares of preferred stock. As of December 31, 2019, we had approximately 61 million shares of common stock outstanding and no shares of preferred stock outstanding.

ATM

In 2019, we issued a total of 1,328,332 shares of common stock under the ATM for proceeds of $99 million, net of $1.2 million in issuance costs. As of December 31, 2019, all shares were settled.

Common Stock Dividends

Future cash dividends, if any, will be dependent on our results of operations, financial position, cash flows, reinvestment opportunities and other factors, and will be evaluated and approved by our Board of Directors.

On January 29, 2020, our Board of Directors declared a quarterly dividend of $0.535 per share, equivalent to an annual dividend rate of $2.14 per share. The table below provides our historical three-year dividend payout ratio and dividends paid per share:

	2019	2018	2017
Dividend Payout Ratio	63%	40%	50%
Dividends Per Share	$2.05	$1.93	$1.81

Our three-year compound annualized dividend growth rate was 6.9% and all dividends were paid out of available operating cash flows.

Dividend Restrictions

As a utility holding company which owns several regulated utilities, we are subject to various regulations that could influence our liquidity. Our utilities in Arkansas, Colorado, Iowa, Kansas and Nebraska have regulatory agreements in which they cannot pay dividends if they have issued debt to third parties and the payment of a dividend would reduce their equity ratio to below 40% of their total capitalization; and neither BHSC nor its utility subsidiaries can extend credit to the Company except in the ordinary course of business and upon reasonable terms consistent with market terms. The use of our utility assets as collateral generally requires the prior approval of the state regulators in the state in which the utility assets are located. Additionally, our utility subsidiaries may generally be limited to the amount of dividends allowed by state regulatory authorities to be paid to us as a utility holding company and also may have further restrictions under the Federal Power Act.

As a result of our holding company structure, our right as a common shareholder to receive assets from any of our direct or indirect subsidiaries upon a subsidiary’s liquidation or reorganization is junior to the claims against the assets of such subsidiaries by their creditors. Therefore, our holding company debt obligations are effectively subordinated to all existing and future claims of the creditors of our subsidiaries, including trade creditors, debt holders, secured creditors, taxing authorities and guarantee holders. See additional information in Note 6 of our Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our credit facilities and other debt obligations contain restrictions on the payment of cash dividends upon a default or event of default. An event of default would be deemed to have occurred if we did not comply with certain financial or other covenants. See additional information in Note 7 of our Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Covenants within Wyoming Electric's financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of December 31, 2019, we were in compliance with these covenants.

Financing Activities

Financing activities in 2019 consisted of the following:

•	We issued a total of 1.3 million shares of common stock under the ATM equity offering program for proceeds of $99 million, net of $1.2 million in issuance costs.

•
On October 3, 2019, we completed a public debt offering of $700 million principal amount in senior unsecured notes. The debt offering consisted of $400 million of 3.05% 10-year senior notes due October 15, 2029, and $300 million of 3.875% 30-year senior notes due October 15, 2049. Proceeds were used to repay the $400 million Corporate term loan due June 17, 2021, retire the $200 million 5.875% senior notes due July 15, 2020, and repay a portion of short-term debt.

•
On June 17, 2019, we amended our Corporate term loan due July 30, 2020. This amendment increased total commitments to $400 million from $300 million, extended the term through June 17, 2021 and continued to have substantially similar terms and covenants as the amended and restated Revolving Credit Facility. The net proceeds were used to pay down short-term debt. Proceeds from the October 3, 2019 debt transaction were used to repay this term loan.

•	Short-term borrowings from our Revolving Credit Facility and CP Program.

Future Financing Plans

We anticipate the following financing activities in 2020:

•	Renew our shelf registration and ATM;

•	Continued equity issuance under the ATM or assess other equity issuance options;

•	Refinance a portion of short-term borrowings held through the Revolving Credit Facility and CP Program to long-term debt; and

•	Continue to assess debt and equity needs to support our capital expenditure plan.

CASH FLOW ACTIVITIES

The following table summarizes our cash flows (in thousands):

	2019	2018	2017
Cash provided by (used in)
Operating activities	$505,513	$488,811	$428,261
Investing activities	$(816,210)	$(465,849)	$(317,118)
Financing activities	$300,210	$(17,057)	$(108,695)

2019 Compared to 2018

Operating Activities:

Net cash provided by operating activities was $17 million higher than in 2018. The variance to the prior year was primarily attributable to:

•	Cash earnings (income from continuing operations plus non-cash adjustments) were $37 million higher than prior year driven primarily by higher margins at our Electric and Gas Utilities;

•	Net outflows from operating assets and liabilities were $25 million higher than prior year, primarily attributable to:

•
Cash outflows increased by approximately $40 million as a result of changes in accounts payable and accrued liabilities, driven by the impact of higher outside services, employee costs and other working capital requirements;

•
Cash inflows increased by approximately $59 million compared to the prior year primarily as a result of lower accounts receivable driven by lower pass-through revenues reflecting lower commodity prices; and

•
Cash inflows decreased by approximately $44 million primarily as a result of changes in our current regulatory liabilities due to the TCJA tax rate change that has subsequently been returned to customers and from changes in our current regulatory assets driven by lower fuel cost adjustments and the impact of lower commodity prices; and

•	Cash outflows decreased approximately $5.5 million due to the absence of operating activities of discontinued operations in 2019.

Investing Activities:

Net cash used in investing activities was $816 million in 2019, compared to net cash used in investing activities of $466 million in 2018 for a variance of $350 million. This variance was primarily due to:

•
Capital expenditures of approximately $818 million in 2019 compared to $458 million in 2018. The $361 million increase from the prior year was due to higher capital expenditures driven by higher programmatic safety, reliability and integrity spending at our Electric and Gas Utilities segments, the Corriedale Wind Energy Project at our Electric Utilities segment, construction of the final segment of the 175-mile transmission line from Rapid City, South Dakota, to Stegall, Nebraska, at our Electric Utilities segment, the 35-mile Natural Bridge pipeline project at our Gas Utilities segment, and construction of Busch Ranch II at our Power Generation segment; and

•	Net cash used in investing activities decreased $4.0 million due to prior year activities associated with divesting of our oil and gas segment.

Financing Activities:

Net cash provided by financing activities was $300 million in 2019 as compared to net cash used by financing activities of $17 million in 2018, an increase of $317 million due to the following:

•	Increase of $539 million due to issuances of long and short-term debt in excess of required maturities that were used to fund our capital program

•
Decrease of $199 million in common stock issued primarily due to prior year gross proceeds of approximately $299 million from the Equity Unit conversion partially offset by current year net proceeds of $99 million through our ATM equity offering program;

•	Cash dividends on common stock of $125 million were paid in 2019 compared to $107 million paid in 2018; and

•	Cash outflows for other financing activities increased by approximately $5.5 million driven primarily by current year financing costs incurred in the October 3, 2019 debt transaction.

CAPITAL EXPENDITURES

Capital expenditures are a substantial portion of our cash requirements each year and we continue to forecast a robust capital expenditure program during the next five years. See Key Elements of our Business Strategy above in Item 7 - Executive Summary and Business Strategy for forecasted capital expenditure requirements.

A significant portion of our capital expenditures relates to safety, reliability and integrity assets benefiting customers that may be included in utility rate base and can be recovered from our utility customers following regulatory approval. Those capital expenditures also earn a rate of return authorized by the commissions in the jurisdictions in which we operate.

Historical Capital Requirements

Our primary capital requirements for the three years ended December 31 were as follows (in thousands):

	2019	2018	2017
Property additions: (a)
Electric Utilities (b)	$222,911	$152,524	$138,060
Gas Utilities (c)	512,366	288,438	184,389
Power Generation (d)	85,346	30,945	1,864
Mining	8,430	18,794	6,708
Corporate and Other	20,702	11,723	6,668
Capital expenditures before discontinued operations	849,755	502,424	337,689
Discontinued operations	—	2,402	23,222
Total capital expenditures	849,755	504,826	360,911
Common stock dividends	124,647	106,591	96,744
Maturities/redemptions of long-term debt	905,743	854,743	105,743
Total capital requirements	$1,880,145	$1,466,160	$563,398
____________________________

(a)	Includes accruals for property, plant and equipment as disclosed in Note 17 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)
Current year capital expenditures at our Electric Utilities segment increased due to higher programmatic safety, reliability and integrity spending, the Corriedale wind project and construction of the final segment of the 175-mile transmission line from Rapid City, South Dakota, to Stegall, Nebraska.

(c)	Current year capital expenditures at our Gas Utilities segment increased due to higher programmatic safety, reliability and integrity spending and the 35-mile Natural Bridge pipeline project.

(d)	Current year capital expenditures at our Power Generation segment increased due to construction of Busch Ranch II.

CREDIT RATINGS AND COUNTERPARTIES

Financing for operational needs and capital expenditure requirements, not satisfied by operating cash flows, depends upon the cost and availability of external funds through both short and long-term financing. In order to operate and grow our business, we need to consistently maintain the ability to raise capital on favorable terms. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, the Company’s credit ratings, cash flows from routine operations and the credit ratings of counterparties. After assessing the current operating performance, liquidity and credit ratings of the Company, management believes that the Company will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. BHC notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

The following table represents the credit ratings, outlook and risk profile of BHC at December 31, 2019:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable
__________

(a)	On February 28, 2019, S&P affirmed our BBB+ rating and maintained a Stable outlook.

(b)	On December 20, 2019, Moody’s affirmed our Baa2 rating and maintained a Stable outlook.

(c)	On August 29, 2019, Fitch affirmed our BBB+ rating and maintained a Stable outlook.

Certain of our fees and our interest rates under various bank credit agreements are based on our credit ratings at all three rating agencies.  If all of our ratings are at the same level, or if two of our ratings are the same level and one differs, these fees and interest rates will be based on the ratings that are at the same level.  If all of our ratings are at different levels, these fees and interest rates will be based on the middle level.  Currently, our Fitch and S&P ratings are at the same level, and our Moody’s rating is one level below.  Therefore, if Fitch or S&P downgraded our senior unsecured debt, we will be required to pay higher fees and interest rates under these bank credit agreements.

The following table represents the credit ratings of South Dakota Electric at December 31, 2019:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On April 30, 2019, S&P affirmed A rating.

(b)	On December 20, 2019, Moody’s affirmed A1 rating.

(c)	On August 29, 2019, Fitch affirmed A rating.

We do not have any trigger events (i.e., an acceleration of repayment of outstanding indebtedness, an increase in interest costs, or the posting of additional cash collateral) tied to our stock price and have not executed any transactions that require us to issue equity based on our credit ratings.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Contractual Obligations

In addition to our capital expenditure programs, we have contractual obligations and other commitments that will need to be funded in the future. The following information summarizes our cash obligations and commercial commitments at December 31, 2019. Actual future obligations may differ materially from these estimated amounts (in thousands):

	Payments Due by Period
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt(a)	$5,743	$8,435	$—	$525,000	$2,855	$2,635,000	$3,177,033
Interest payments (a)	131,859	131,842	131,756	131,756	109,390	1,273,648	1,910,251
Unconditional purchase obligations(b)	181,773	159,827	134,018	105,583	54,098	126,147	761,446
Lease obligations(c)	1,144	991	869	844	724	2,009	6,581
AROs (d)	330	231	144	33	9,362	54,105	64,205
Employee benefit plans(e)	18,921	19,678	19,736	19,944	19,896	35,580	133,755
CP Program	349,500	—	—	—	—	—	349,500
Total contractual cash obligations(f)	$689,270	$321,004	$286,523	$783,160	$196,325	$4,126,489	$6,402,771
__________

(a)
Long-term debt amounts do not include deferred financing costs or discounts or premiums on debt. Estimated interest payments on variable rate debt are calculated by utilizing the applicable rates as of December 31, 2019.

(b)
Unconditional purchase obligations include the energy and capacity costs associated with our PPAs, capacity and certain transmission, gas transportation and storage agreements. The energy charges under the PPAs are variable costs, which for purposes of estimating our future obligations, were based on costs incurred during 2019 and price assumptions using existing prices at December 31, 2019. Our transmission obligations are based on filed tariffs as of December 31, 2019.

(c)	Includes leases associated with several office and operating facilities, communication tower sites, equipment and materials storage.

(d)
Represents estimated payments for AROs associated with long-lived assets primarily related to retirement and reclamation of natural gas pipelines, mining sites, wind farms and an evaporation pond. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

(e)
Represents estimated employer contributions to the Defined Benefit Pension Plan, the Non-Pension Defined Benefit Postretirement Healthcare Plan and the Supplemental Non-Qualified Defined Benefit Plans through the year 2029 as discussed in Note 18 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(f)
Amounts in the table exclude: (1) any obligation that may arise from our derivatives, including commodity related contracts that have a negative fair value at December 31, 2019. These amounts have been excluded as it is impractical to reasonably estimate the final amount and/or timing of any associated payments; (2) a portion of our gas purchases are hedged. These hedges are in place to reduce our customers' underlying exposure to commodity price fluctuations. The impact of these hedges is not included in the above table; (3) our $4.2 million liability for unrecognized tax benefits in accordance with accounting guidance for uncertain tax positions as discussed in Note 15 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our Gas Utilities have commitments to purchase physical quantities of natural gas under contracts indexed to various forward natural gas price curves. In addition, a portion of our gas purchases are purchased under evergreen contracts and therefore, for purposes of this disclosure, are carried out for 60 days. As of December 31, 2019, we are committed to purchase 3.7 million MMBtu, 3.7 million MMBtu, and 1.8 million MMBtu in each of the years from 2020 to 2022, respectively.

Off-Balance Sheet Commitments

We have entered into various off-balance sheet commitments in the form of guarantees and letters of credit.

Guarantees

We provide various guarantees supporting certain of our subsidiaries under specified agreements or transactions. For more information on these guarantees, see Note 20 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Letters of Credit

Letters of credit reduce the borrowing capacity available on our corporate Revolving Credit Facility. For more information on these letters of credit, see Note 7 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The following discussion of our critical accounting estimates should be read in conjunction with Note 1, “Business Description and Significant Accounting Policies” of our Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Regulation

Our regulated Electric and Gas Utilities are subject to cost-of-service regulation and earnings oversight from federal and state utility commissions. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our retail electric and gas utility rates are regulated on a state-by-state basis by the relevant state regulatory commissions based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. The rates that we are allowed to charge may or may not match our related costs and allowed return on invested capital at any given time.

Management continually assesses the probability of future recoveries associated with regulatory assets and future obligations associated with regulatory liabilities. Factors such as the current regulatory environment, recently issued rate orders, and historical precedents are considered. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate and our regulatory assets are probable of recovery in current rates or in future rate proceedings.

To some degree, each of our Electric and Gas Utilities are permitted to recover certain costs (such as increased fuel and purchased power costs) outside of a base rate review. To the extent we are able to pass through such costs to our customers, and a state public utility commission subsequently determines that such costs should not have been paid by the customers, we may be required to refund such costs. Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

As of December 31, 2019 and 2018, we had total regulatory assets of $271 million and $284 million, respectively, and total regulatory liabilities of $537 million and $541 million, respectively. See Note 13 of the Notes to the Consolidated Financial Statements for further information.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units and determining the fair value of the reporting unit. We have determined that the reporting units for goodwill impairment testing are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. We estimate the fair value of our reporting units using a combination of an income approach, which estimates fair value based on discounted future cash flows, and a market approach, which estimates fair value based on market comparables within the utility and energy industries. These valuations require significant judgments, including, but not limited to: 1) estimates of future cash flows, based on our internal five-year business plans and adjusted as appropriate for our view of market participant assumptions, with long range cash flows estimated using a terminal value calculation; 2) estimates of long-term growth rates for our businesses; 3) the determination of an appropriate weighted-average cost of capital or discount rate; and 4) the utilization of market information such as recent sales transactions for comparable assets within the utility and energy industries. Varying by reporting unit, weighted average cost of capital in the range of 5% to 6% and long-term growth rate projections in the 1% to 2% range were utilized in the goodwill impairment test performed in the fourth quarter of 2019. Although 1% to 2% was used for a long-term growth rate projection, the short-term projected growth rate is higher with planned recovery of capital investments through rider mechanisms and rate reviews, as well as other improved efficiency and cost reduction initiatives. Under the market approach, we estimate fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, we add a reasonable control premium when calculating fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants.

The estimates and assumptions used in the impairment assessments are based on available market information and we believe they are reasonable. However, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. For the years ended December 31, 2019, 2018, and 2017, there were no impairment losses recorded. At December 31, 2019, the fair value substantially exceeded the carrying value at all reporting units.

As described in Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, we have prospectively adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, on January 1, 2020.

Pension and Other Postretirement Benefits

As described in Note 18 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, we have one defined benefit pension plan, one defined post-retirement healthcare plan and several non-qualified retirement plans. A Master Trust holds the assets for the pension plan. A trust for the funded portion of the post-retirement healthcare plan has also been established.

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

The 2020 pension benefit cost for our non-contributory funded pension plan is expected to be $10.2 million compared to $2.1 million in 2019. The increase in pension benefit cost is driven primarily by a decrease in the discount rate and lower expected return on assets.

The effect of hypothetical changes to selected assumptions on the pension and other postretirement benefit plans would be as follows in thousands of dollars:

December 31,
Assumptions	Percentage Change	2019 Increase/(Decrease) PBO/APBO (a)	2020 Increase/(Decrease) Expense - Pretax

Pension
Discount rate (b)	+/- 0.5	(28,998)/31,912	(3,965)/4,311
Expected return on assets	+/- 0.5	N/A	(2,036)/2,036

OPEB
Discount rate (b)	+/- 0.5	(2,836)/3,095	90/116
Expected return on assets	+/- 0.5	N/A	(39)/39
__________________________

(a)	Projected benefit obligation (PBO) for the pension plan and accumulated postretirement benefit obligation (APBO) for OPEB plans.

(b)	Impact on service cost, interest cost and amortization of gains or losses.

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Each entity records income taxes as if it were a separate taxpayer for both federal and state income tax purposes and consolidating adjustments are allocated to the subsidiaries based on separate company computations of taxable income or loss.

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

As of December 31, 2019, we have a regulatory liability associated with TCJA related items of $285 million, completing our accounting for the revaluation of deferred taxes pursuant to the TCJA. A significant portion of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets.

As of December 31, 2019, the Company has amortized $6.5 million of regulatory liability associated with TCJA related items. The portion that was eligible for amortization under the average rate assumption method in 2019, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings.

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

See Note 15 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Market Risk Disclosures

Our market risk disclosures are detailed in Note 9 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, with additional information provided in the following paragraphs.

Our exposure to the market risks detailed in Note 9 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K is also affected by other factors including the size, duration and composition of our energy portfolio, the absolute and relative levels of interest rates and commodity prices, the volatility of these prices and rates and the liquidity of the related interest rate and commodity markets.

The Black Hills Corporation Risk Policies and Procedures have been approved by our Executive Risk Committee. These policies relate to numerous matters including governance, control infrastructure, authorized commodities and trading instruments, prohibited activities and employee conduct. We report any issues or concerns pertaining to the Risk Policies and Procedures to the Audit Committee of our Board of Directors. The Executive Risk Committee, which includes senior level executives, meets at least quarterly and as necessary, appropriate or desirable, to review our business and credit activities and to ensure that these activities are conducted within the authorized policies.

Electric and Gas Utilities

We produce, purchase and distribute power in four states, and purchase and distribute natural gas in six states. Our utilities have various provisions that allow them to pass the prudently-incurred cost of energy through to the customer. To the extent energy prices are higher or lower than amounts in our current billing rates, adjustments are made on a periodic basis to “true-up” billed amounts to match the actual energy cost we incurred. In Colorado, South Dakota and Wyoming, we have ECA or PCA provisions that adjust electric rates when energy costs are higher or lower than the costs included in our tariffs. In Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming, we have GCA provisions that adjust natural gas rates when our natural gas costs are higher or lower than the energy cost included in our tariffs. These adjustments are subject to periodic prudence reviews by the state utility commissions. See additional information in Note 9 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Financing Activities

Periodically, we have engaged in activities to manage risks associated with changes in interest rates. We have utilized pay-fixed interest rate swap agreements to reduce exposure to interest rate fluctuations associated with floating rate debt obligations and anticipated debt refinancings. At December 31, 2019, we had no interest rate swaps in place. As discussed in Item 7 - Liquidity and Capital Resources, 90% of our variable interest rate exposure has been mitigated through issuing fixed rate debt.

Further details of past swap agreements are set forth in Note 9 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Credit Risk

Our credit risk disclosures are detailed in Note 9 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, with additional information provided below.

We have adopted the Black Hills Corporation Credit Policy that establishes guidelines, controls and limits to manage and mitigate credit risk within risk tolerances established by the Board of Directors. In addition, our Executive Risk Committee, which includes senior executives, meets on a regular basis to review our credit activities and to monitor compliance with the adopted policies.

New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2019 or pending adoption.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of Black Hills Corporation’s financial statements, has issued an attestation report on the effectiveness of Black Hills Corporation's internal control over financial reporting as of December 31, 2019. Deloitte & Touche LLP's report on Black Hills Corporation's internal control over financial reporting is included herein.

Black Hills Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Hills Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Accounting--Impact of Rate Regulation on the Financial Statements--Refer to Note 1 and Note 13 to the financial statements
Critical Audit Matter Description
The Company is subject to cost-of-service regulation and earnings oversight by federal and state utility commissions (collectively, the “Commissions”), which have jurisdiction over the Company’s electric rates in Colorado, Montana, South Dakota and Wyoming and natural gas rates in Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; revenue; operating expenses; and income tax benefit (expense).

Rates are regulated on a state-by-state basis by the relevant state regulatory commissions based on an analysis of the costs, as reviewed and approved in a regulatory proceeding. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated its regulatory assets are probable of recovery in current rates or in future proceedings, there is a risk that the Commissions will not judge all costs to have been prudently incurred or that the rate regulation process in which rates are determined will always result in rates that produce a full recovery of costs and the return on invested capital.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, and (2) a refund or future rate reduction to be provided to customers. Given the uncertainty of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

•
We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•
We read relevant regulatory orders issued by the Commissions, procedural memorandums, filings made by the Company, and other publicly available information, as appropriate, to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedence of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to the Company’s recorded regulatory asset and liability balances for completeness and for any evidence that might contradict management’s assertions.

•
We obtained an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 14, 2020

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2019, and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 14, 2020

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Year ended	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands, except per share amounts)

Revenue	$1,734,900	$1,754,268	$1,680,266

Operating expenses:
Fuel, purchased power and cost of natural gas sold	570,829	625,610	563,288
Operations and maintenance	495,994	481,706	454,605
Depreciation, depletion and amortization	209,120	196,328	188,246
Taxes - property and production	52,915	51,746	51,578
Other operating expenses	—	1,841	5,813
Total operating expenses	1,328,858	1,357,231	1,263,530

Operating income	406,042	397,037	416,736

Other income (expense):
Interest charges -
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(145,847)	(143,720)	(140,533)
Allowance for funds used during construction - borrowed	6,556	2,104	2,415
Interest income	1,632	1,641	1,016
Allowance for funds used during construction - equity	472	619	2,321
Impairment of investment	(19,741)	—	—
Other income (expense), net	(6,212)	(1,799)	(213)
Total other income (expense)	(163,140)	(141,155)	(134,994)
Income before income taxes	242,902	255,882	281,742
Income tax benefit (expense)	(29,580)	23,667	(73,367)
Income from continuing operations	213,322	279,549	208,375
Net (loss) from discontinued operations	—	(6,887)	(17,099)
Net income	213,322	272,662	191,276
Net income attributable to noncontrolling interest	(14,012)	(14,220)	(14,242)
Net income available for common stock	$199,310	$258,442	$177,034

Amounts attributable to common shareholders:
Net income from continuing operations	$199,310	$265,329	$194,133
Net (loss) from discontinued operations	—	(6,887)	(17,099)
Net income available for common stock	$199,310	$258,442	$177,034

Earnings (loss) per share of common stock, Basic -
Earnings from continuing operations	$3.29	$4.88	$3.65
(Loss) from discontinued operations	—	(0.13)	(0.32)
Total earnings per share of common stock, Basic	$3.29	$4.75	$3.33

Earnings (loss) per share of common stock, Diluted -
Earnings from continuing operations	$3.28	$4.78	$3.52
(Loss) from discontinued operations	—	(0.12)	(0.31)
Total earnings per share of common stock, Diluted	$3.28	$4.66	$3.21

Weighted average common shares outstanding:
Basic	60,662	54,420	53,221
Diluted	60,798	55,486	55,120

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands)
Net income	$213,322	$272,662	$191,276

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $1,886, $(660) and $1,030, respectively)	(6,253)	2,155	(1,890)
Benefit plan liability adjustments - prior service costs (net of tax of $2, $0 and $0, respectively)	(8)	—	—
Reclassification adjustment of benefit plan liability - net loss (net of tax of $434, $(586) and $(585), respectively)	1,179	1,901	1,072
Reclassification adjustment of benefit plan liability - prior service cost (net of tax of $19, $43 and $69, respectively)	(58)	(135)	(128)
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(666), $(599) and$(1,029) , respectively)	2,185	2,252	1,912
Net unrealized gains (losses) on commodity derivatives (net of tax of $126, $(228) and $(135), respectively)	(422)	755	231
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $55, $(31) and $154, respectively)	(362)	99	(516)
Other comprehensive income (loss), net of tax	(3,739)	7,027	681

Comprehensive income	209,583	279,689	191,957
Less: comprehensive income attributable to non-controlling interest	(14,012)	(14,220)	(14,242)
Comprehensive income available for common stock	$195,571	$265,469	$177,715

See Note 16 for additional disclosures related to Comprehensive Income.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,777	$20,776
Restricted cash and equivalents	3,881	3,369
Accounts receivable, net	255,805	269,153
Materials, supplies and fuel	117,172	117,299
Derivative assets, current	342	1,500
Income tax receivable, net	16,446	12,978
Regulatory assets, current	43,282	48,776
Other current assets	26,479	29,982
Total current assets	473,184	503,833

Investments	21,929	41,013

Property, plant and equipment	6,784,679	6,000,015
Less accumulated depreciation and depletion	(1,281,493)	(1,145,136)
Total property, plant and equipment, net	5,503,186	4,854,879

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	13,266	14,337
Regulatory assets, non-current	228,062	235,459
Other assets, non-current	19,376	14,352
Total other assets, non-current	1,560,158	1,563,602
TOTAL ASSETS	$7,558,457	$6,963,327

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	As of
	December 31, 2019	December 31, 2018
	(in thousands, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$193,523	$210,609
Accrued liabilities	226,767	215,501
Derivative liabilities, current	2,254	947
Regulatory liabilities, current	33,507	29,810
Notes payable	349,500	185,620
Current maturities of long-term debt	5,743	5,743
Total current liabilities	811,294	648,230

Long-term debt, net of current maturities	3,140,096	2,950,835

Deferred credits and other liabilities:
Deferred income tax liabilities, net	360,719	311,331
Regulatory liabilities, non-current	503,145	510,984
Benefit plan liabilities	154,472	145,147
Other deferred credits and other liabilities	124,662	109,377
Total deferred credits and other liabilities	1,142,998	1,076,839

Commitments and contingencies (See Notes 6, 7, 8, 9, 14, 18, 19, and 20)

Equity:
Stockholders’ equity -
Common stock $1 par value; 100,000,000 shares authorized; issued: 61,480,658 and 60,048,567, respectively	61,481	60,049
Additional paid-in capital	1,552,788	1,450,569
Retained earnings	778,776	700,396
Treasury stock at cost - 3,956 and 44,253, respectively	(267)	(2,510)
Accumulated other comprehensive income (loss)	(30,655)	(26,916)
Total stockholders’ equity	2,362,123	2,181,588
Noncontrolling interest	101,946	105,835
Total equity	2,464,069	2,287,423

TOTAL LIABILITIES AND TOTAL EQUITY	$7,558,457	$6,963,327

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands)
Operating activities:
Net income	$213,322	$272,662	$191,276
Loss from discontinued operations, net of tax	—	6,887	17,099
Income from continuing operations	213,322	279,549	208,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	209,120	196,328	188,246
Deferred financing cost amortization	7,838	7,845	8,261
Impairment of investment	19,741	—	—
Stock compensation	12,095	12,390	7,626
Deferred income taxes	38,020	(24,239)	80,992
Employee benefit plans	12,406	14,068	10,141
Other adjustments, net	16,485	5,836	(4,773)
Change in certain operating assets and liabilities:
Materials, supplies and fuel	2,052	(2,919)	(10,089)
Accounts receivable and other current assets	7,578	(45,966)	4,534
Accounts payable and other current liabilities	(34,906)	5,305	(28,222)
Regulatory assets - current	23,619	33,608	(15,407)
Regulatory liabilities - current	(15,158)	18,533	(4,536)
Contributions to defined benefit pension plans	(12,700)	(12,700)	(27,700)
Other operating activities, net	6,001	6,689	(8,418)
Net cash provided by operating activities of continuing operations	505,513	494,327	409,030
Net cash provided by (used in) operating activities of discontinued operations	—	(5,516)	19,231
Net cash provided by operating activities	505,513	488,811	428,261

Investing activities:
Property, plant and equipment additions	(818,376)	(457,524)	(326,010)
Purchase of investment	—	(24,429)	—
Other investing activities	2,166	(4,281)	1,011
Net cash (used in) investing activities of continuing operations	(816,210)	(486,234)	(324,999)
Net cash provided by investing activities of discontinued operations	—	20,385	7,881
Net cash (used in) investing activities	(816,210)	(465,849)	(317,118)

Financing activities:
Dividends paid on common stock	(124,647)	(106,591)	(96,744)
Common stock issued	101,358	300,834	4,408
Net (payments) borrowings of short-term debt	163,880	(25,680)	114,700
Long-term debt - issuance	1,100,000	700,000	—
Long-term debt - repayments	(905,743)	(854,743)	(105,743)
Distributions to noncontrolling interests	(17,901)	(19,617)	(18,397)
Other financing activities	(16,737)	(11,260)	(6,919)
Net cash provided by (used in) financing activities	300,210	(17,057)	(108,695)

Net change in cash, restricted cash and cash equivalents	(10,487)	5,905	2,448

Cash, restricted cash and cash equivalents beginning of year	24,145	18,240	15,792
Cash, restricted cash and cash equivalents end of year	$13,658	$24,145	$18,240

See Note 17 for supplemental disclosure of cash flow information.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
Balance at December 31, 2016	53,397,467	$53,397	15,258	$(791)	$1,138,982	$457,934	$(34,883)	$115,495	$1,730,134
Net income (loss) available for common stock	—	—	—	—	—	177,034	—	14,242	191,276
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	681	—	681
Reclassification of certain tax effects from AOCI	—	—	—	—	—	7,000	(7,000)	—	—
Dividends on common stock	—	—	—	—	—	(96,744)	—	—	(96,744)
Share-based compensation	134,266	134	23,806	(1,515)	8,948	—	—	—	7,567
Tax effect of share-based compensation	—	—	—	—	533	3,184	—	—	3,717
Issuance costs	—	—	—	—	(189)	—	—	—	(189)
Dividend reinvestment and stock purchase plan	48,253	49	—	—	3,107	—	—	—	3,156
Distributions to noncontrolling interest	—	—	—	—	(1,096)	209	—	(18,505)	(19,392)
Balance at December 31, 2017	53,579,986	$53,580	39,064	$(2,306)	$1,150,285	$548,617	$(41,202)	$111,232	$1,820,206
Net income (loss) available for common stock	—	—	—	—	—	258,442	—	14,220	272,662
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7,027	—	7,027
Reclassification of certain tax effects from AOCI	—	—	—	—	—	—	740	—	740
Reclassification to regulatory asset	—	—	—	—	—	—	6,519	—	6,519
Dividends on common stock	—	—	—	—	—	(106,591)	—	—	(106,591)
Share-based compensation	92,830	93	5,189	(204)	7,301	—	—	—	7,190
Issuance of common stock	6,371,690	6,372	—	—	292,628	—	—	—	299,000
Issuance costs	—	—	—	—	(15)	—	—	—	(15)
Dividend reinvestment and stock purchase plan	4,061	4	—	—	216	—	—	—	220
Other stock transactions	—	—	—	—	154	(72)	—	—	82
Redemption of and distributions to noncontrolling interest	—	—	—	—	—	—	—	(19,617)	(19,617)
Balance at December 31, 2018	60,048,567	$60,049	44,253	$(2,510)	$1,450,569	$700,396	$(26,916)	$105,835	$2,287,423
Net income (loss) available for common stock	—	—	—	—	—	199,310	—	14,012	213,322
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(3,739)	—	(3,739)
Dividends on common stock	—	—	—	—	—	(124,647)	—	—	(124,647)
Share-based compensation	103,759	104	(40,297)	2,243	4,729	—	—	—	7,076
Issuance of common stock	1,328,332	1,328	—	—	98,672	—	—	—	100,000
Issuance costs	—	—	—	—	(1,182)	—	—	—	(1,182)
Other	—	—	—	—	—	327	—	—	327
Implementation of ASU 2016-02 Leases	—	—	—	—	—	3,390	—	—	3,390
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(17,901)	(17,901)
Balance at December 31, 2019	61,480,658	$61,481	3,956	$(267)	$1,552,788	$778,776	$(30,655)	$101,946	$2,464,069
__________________
Dividends per share paid were $2.05, $1.93 and $1.81 for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

Our Electric Utilities segment includes the operating results of the regulated electric utility operations of Colorado Electric, South Dakota Electric, and Wyoming Electric, which supply regulated electric utility services to areas in Colorado, Montana, South Dakota and Wyoming. Our Gas Utilities segment consists of the operating results of our regulated natural gas utility subsidiaries in Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming.

Most of our non-utility business segments support our Electric Utilities. Our Power Generation segment, which is conducted through Black Hills Electric Generation and its subsidiaries, engages in independent power generation activities in Colorado, Iowa and Wyoming. Our Mining segment, which is conducted through WRDC, engages in mining activities located near Gillette, Wyoming. For further descriptions of our reportable business segments, see Note 5.

On November 1, 2017, our Board of Directors approved a complete divestiture of our Oil and Gas segment. We completed the divestiture of our Oil and Gas segment in 2018. The Oil and Gas segment assets and liabilities were classified as held for sale and the results of operations were shown in income (loss) from discontinued operations, other than certain general and administrative costs and interest expense which did not meet the criteria for income (loss) from discontinued operations in 2018 or 2017. At the time the assets were classified as held for sale, depreciation, depletion and amortization expenses were no longer recorded. Unless otherwise noted, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company’s continuing operations. For more information on discontinued operations, see Note 21.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable for our Electric and Gas Utilities business segments primarily consists of sales to residential, commercial, industrial, municipal and other customers, all of which do not bear interest. These accounts receivable are stated at billed and estimated unbilled amounts net of write-offs and allowance for doubtful accounts. Accounts receivable for our Power Generation and Mining business segments consists of amounts due from sales of electric energy and capacity and coal.
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

Following is a summary of accounts receivable as of December 31 (in thousands):

2019	Accounts Receivable, Trade	Unbilled Revenue	Less Allowance for Doubtful Accounts	Accounts Receivable, net
Electric Utilities	$41,428	$33,886	$(592)	$74,722
Gas Utilities	97,607	79,616	(1,683)	175,540
Power Generation	2,164	—	—	2,164
Mining	2,277	—	—	2,277
Corporate	1,271	—	(169)	1,102
Total	$144,747	$113,502	$(2,444)	$255,805

2018	Accounts Receivable, Trade	Unbilled Revenue	Less Allowance for Doubtful Accounts	Accounts Receivable, net
Electric Utilities	$39,721	$35,125	$(448)	$74,398
Gas Utilities	96,123	90,521	(2,592)	184,052
Power Generation	1,876	—	—	1,876
Mining	3,988	—	—	3,988
Corporate	5,008	—	(169)	4,839
Total	$146,716	$125,646	$(3,209)	$269,153

Changes to allowance for doubtful accounts for the years ended December 31, were as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at End of Year
2019	$3,209	$5,795	$3,942	$(10,502)	$2,444
2018	$3,081	$6,859	$4,092	$(10,823)	$3,209
2017	$2,392	$4,926	$8,262	$(12,499)	$3,081

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets as of December 31 (in thousands):

	2019	2018
Materials and supplies	$82,809	$75,081
Fuel - Electric Utilities	2,425	2,850
Natural gas in storage	31,938	39,368
Total materials, supplies and fuel	$117,172	$117,299

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

Investments

In February 2018, we made a contribution of $28 million of assets in exchange for equity securities in a privately held oil and gas company as we divested of our Oil and Gas segment. The carrying value of our investment in the equity securities was recorded at cost. We review this investment on a periodic basis to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the value of the investment.

During the third quarter of 2019, we assessed our investment for impairment as a result of a deterioration in earnings performance of the privately held oil and gas company and an adverse change in future natural gas prices. We engaged a third-party valuation consultant to estimate the fair value of our investment. The valuation was primarily based on an income approach but also considered a market valuation approach. The significant inputs used to estimate the fair value were the oil and gas reserve quantities and values utilizing forward market price curves, industry standard reserve adjustment factors and a discount rate of 10%. Based on the results of the valuation, we concluded that the carrying value of the investment exceeded fair value. As a result, we recorded a pre-tax impairment loss of $20 million, which was the difference between the carrying amount and the fair value of the investment.

The following table presents the carrying value of our investments (in thousands) as of December 31:

	2019	2018
Investment in privately held oil and gas company	$8,359	$28,100
Cash surrender value of life insurance contracts	13,056	12,812
Other investments	514	101
Total investments	$21,929	$41,013

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

The cost of regulated utility property, plant and equipment retired, or otherwise disposed of in the ordinary course of business, less salvage plus retirement costs, is charged to accumulated depreciation. Estimated removal costs associated with non-legal retirement obligations related to our regulated properties are reclassified from accumulated depreciation and reflected as regulatory liabilities. Retirement or disposal of all other assets result in gains or losses recognized as a component of operating income. Ordinary repairs and maintenance of property, except as allowed under rate regulations, are charged to operations as incurred.

Depreciation provisions for property, plant and equipment are generally computed on a straight-line basis based on the applicable estimated service life of the various classes of property. Capitalized mining costs and coal leases are amortized on a unit-of-production method based on volumes produced and estimated reserves. For certain non-utility power plant components, depreciation is computed on a unit-of-production methodology based on plant hours run.

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

We believe that the goodwill reflects the inherent value of the relatively stable, long-lived cash flows of the regulated electric and gas utility businesses, considering the regulatory environment, and the long-lived cash flow and rate base growth opportunities at our utilities. Goodwill amounts have not changed since 2016. As of December 31, 2019, 2018 and 2017, Goodwill balances were as follows (in thousands):

	Electric Utilities	Gas Utilities	Power Generation	Total
Goodwill	$248,479	$1,042,210	$8,765	$1,299,454

Our intangible assets represent easements, rights-of-way, customer listings and trademarks. The finite-lived intangible assets are amortized using a straight-line method based on estimated useful lives; these assets are currently being amortized from 2 years to 40 years. Changes to intangible assets for the years ended December 31, were as follows (in thousands):

	2019	2018	2017
Intangible assets, net, beginning balance	$14,337	$7,559	$8,392
Additions (a)	—	7,602	—
Amortization expense (b)	(1,071)	(824)	(833)
Intangible assets, net, ending balance	$13,266	$14,337	$7,559
_________________

(a)	The 2018 addition is related to the Busch Ranch 1 contract intangible asset. See Note 4 for further information.

(b)	Amortization expense for existing intangible assets is expected to be $1.1 million for each year of the next five years.

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of December 31 (in thousands):

	2019	2018
Accrued employee compensation, benefits and withholdings	$62,837	$63,742
Accrued property taxes	44,547	42,510
Customer deposits and prepayments	54,728	43,574
Accrued interest	31,868	31,759
CIAC current portion	1,952	1,485
Other (none of which is individually significant)	30,835	32,431
Total accrued liabilities	$226,767	$215,501

Asset Retirement Obligations

Accounting standards for AROs associated with long-lived assets require that the present value of retirement costs for which we have a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The associated ARO accretion expense for our non-regulated operations is included within Depreciation, depletion and amortization on the accompanying Consolidated Statements of Income. The accounting for the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset or a regulatory liability.

We initially record liabilities for the present value of retirement costs for which we have a legal obligation, with an equivalent amount added to the asset cost. The asset is then depreciated or depleted over the appropriate useful life and the liability is accreted over time by applying an interest method of allocation. Any difference in the actual cost of the settlement of the liability and the recorded amount is recognized as a gain or loss in the results of operations at the time of settlement for our non-regulated operations. Additional information is included in Note 8.

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

Valuation Methodologies for Derivatives

The commodity contracts for our Electric and Gas Utilities are valued using the market approach and include Level 2 exchange-traded futures, options, basis swaps and over-the-counter swaps for natural gas contracts. For exchange-traded futures, options and basis swap assets and liabilities, fair value was derived using broker quotes validated by the exchange settlement pricing for the applicable instrument. For over-the-counter instruments, fair value was obtained by utilizing a nationally recognized service that obtains observable inputs to compute fair value, which we validate by comparing our valuation with the counterparty. The fair value of these swaps includes a CVA based on the credit spreads of the counterparties when we are in an unrealized gain position or on our own credit spread when we are in an unrealized loss position.

Additional information on fair value measurements is included in Notes 10, 11 and 18.

Derivatives and Hedging Activities

All our derivatives are measured at fair value and recognized as either assets or liabilities on the Consolidated Balance Sheets, except for derivative contracts that qualify for and are elected under the normal purchase and normal sales exception. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable amount of time, and price is not tied to an unrelated underlying derivative.  Normal purchase and sales contracts are recognized when the underlying physical transaction is completed under the accrual basis of accounting. As part of our Electric and Gas Utilities’ operations, we enter into contracts to buy and sell energy to meet the requirements of our customers.

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

Deferred Financing Costs

Deferred financing costs include loan origination fees, underwriter fees, legal fees and other costs directly attributable to the issuance of debt. Deferred financing costs are amortized over the estimated useful life of the related debt. These costs are presented on the balance sheet as an adjustment to the related debt liabilities.

Regulatory Accounting

Our regulated Electric Utilities and Gas Utilities are subject to cost-of-service regulation and earnings oversight from federal and state utility commissions. Our Electric and Gas Utilities account for income and expense items in accordance with accounting standards for regulated operations. These accounting policies differ in some respects from those used by our non-regulated businesses. Under these regulated operations accounting standards:

•	Certain costs, which would otherwise be charged to expense or OCI, are deferred as regulatory assets based on the expected ability to recover the costs in future rates.

•
Certain credits, which would otherwise be reflected as income or OCI, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates, or because the amounts were collected in rates prior to the costs being incurred

Management continually assesses the probability of future recoveries and obligations associated with regulatory assets and liabilities. Factors such as the current regulatory environment, recently issued rate orders, and historical precedents are considered. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate and our regulatory assets are probable of recovery in current rates or in future rate proceedings.

If changes in the regulatory environment occur, we may no longer be eligible to apply this accounting treatment, and may be required to eliminate regulatory assets and liabilities from our balance sheet. Such changes could adversely affect our results of operations, financial position or cash flows.

As of December 31, 2019 and 2018, we had total regulatory assets of $271 million and $284 million respectively, and total regulatory liabilities of $537 million and $541 million respectively. See Note 13 for further information.

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Each entity records both federal and state income taxes as if it were a separate taxpayer and consolidating expense adjustments are allocated to the subsidiaries based on separate company computations of taxable income or loss.

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

It is our policy to apply the flow-through method of accounting for ITCs. Under the flow-through method, ITCs are reflected in net income as a reduction to income tax expense in the year they qualify. An exception to this general policy is the deferral method, which applies to our regulated businesses. Such a method results in the ITC being amortized as a reduction to income tax expense over the estimated useful lives of the underlying property that gave rise to the credit.

We recognize interest income or interest expense and penalties related to income tax matters in Income tax (expense) benefit on the Consolidated Statements of Income.

We account for uncertainty in income taxes recognized in the financial statements in accordance with the accounting standards for income taxes. The unrecognized tax benefit is classified in Other deferred credits and other liabilities or in Deferred income tax liabilities, net on the accompanying Consolidated Balance Sheets. See Note 15 for additional information.

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

A reconciliation of share amounts used to compute earnings per share is as follows for the years ended December 31 (in thousands):

	2019	2018	2017

Net income available for common stock	$199,310	$258,442	$177,034

Weighted average shares - basic	60,662	54,420	53,221
Dilutive effect of:
Equity Units	—	898	1,783
Equity compensation	136	168	116
Weighted average shares - diluted	60,798	55,486	55,120

Net income available for common stock, per share - Diluted	$3.28	$4.66	$3.21

The following securities were excluded from the diluted earnings per share computation for the years ended December 31 because of their anti-dilutive nature (in thousands):

	2019	2018	2017

Equity compensation	1	16	11
Anti-dilutive shares excluded from computation of earnings per share	1	16	11

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

Recently Issued Accounting Standards

Simplifying the Accounting for Income Taxes, ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes as part of its overall simplification initiative to reduce costs and complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of the financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The new guidance is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. We are currently reviewing this standard to assess the impact on our financial position, results of operations and cash flows.

Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for recording implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. As a result, certain categories of implementation costs that previously would have been charged to expense as incurred are now capitalized as prepayments and amortized over the term of the arrangement. The new guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We adopted this standard prospectively on January 1, 2020. Adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Simplifying the Test for Goodwill Impairment, ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, applied on a prospective basis with early adoption permitted. We adopted this standard prospectively on January 1, 2020. Adoption of this guidance is not expected to have any impact on our financial position, results of operations or cash flows.

Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, ASU 2018-19

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU 2018-19, ASU 2019-04, 2019-05, 2019-10, and 2019-11. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.

We adopted this standard on January 1, 2020 with prior year comparative financial information remaining as previously reported when transitioning to the new standard. On January 1, 2020, we recorded an increase to our allowance for doubtful accounts, primarily associated with the inclusion of expected losses on unbilled revenue. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Adoption of the new standard resulted in the recording of an operating lease right-of-use asset of $3.1 million, an operating lease obligation liability of $3.2 million, and an accrued receivable of $4.5 million, as of January 1, 2019. The cumulative effect of the adoption, net of tax impact, was $3.4 million, which was recorded as an adjustment to retained earnings at January 1, 2019.

See Note 14 for additional details on leases.

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

(2)    REVENUE

Our revenue contracts generally provide for performance obligations that are fulfilled and transfer control to customers over time, represent a series of distinct services that are substantially the same, involve the same pattern of transfer to the customer, and provide a right to consideration from our customers in an amount that corresponds directly with the value to the customer for the performance completed to date. Therefore, we recognize revenue in the amount to which we have a right to invoice. Our primary types of revenue contracts are:

•
Regulated natural gas and electric utility services tariffs - Our utilities have regulated operations, as defined by ASC 980, that provide services to regulated customers under tariff rates, charges, terms and conditions of service, and prices determined by the jurisdictional regulators designated for our service territories. Our regulated services primarily encompass single performance obligations for delivery of either commodity natural gas, commodity electricity, natural gas transportation or electric transmission services. These service revenues are variable based on quantities delivered, influenced by seasonal business and weather patterns. Tariffs are only permitted to be changed through a rate-setting process involving the state or federal regulatory commissions to establish contractual rates between the utility and its customers. All of our utilities’ regulated sales are subject to regulatory-approved tariffs.

•
Power sales agreements - Our Electric Utilities and Power Generation segments have long-term wholesale power sales agreements with other load-serving entities, including affiliates, for the sale of excess power from owned generating units. These agreements include a combination of “take or pay” arrangements, where the customer is obligated to pay for the energy regardless of whether it actually takes delivery, as well as “requirements only” arrangements, where the customer is only obligated to pay for the energy the customer needs. In addition to these long-term contracts, we also sell excess energy to other load-serving entities on a short-term basis. The pricing for all of these arrangements is included in the executed contracts or confirmations, reflecting the standalone selling price and is variable based on energy delivered.

•
Coal supply agreements - Our Mining segment sells coal primarily under long-term contracts to utilities for use at their power generating plants, including affiliate electric utilities, and an affiliate non-regulated power generation entity. The contracts include a single promise to supply coal necessary to fuel the customers’ facilities during the contract term. The transaction price is established in the supply agreements, including cost-based agreements with the affiliated regulated utilities, and is variable based on tons delivered.

•
Other non-regulated services - Our Electric and Gas Utilities segments also provide non-regulated services primarily comprised of appliance repair service and protection plans, electric and natural gas technical infrastructure construction and maintenance services, and in Nebraska and Wyoming, an unbundled natural gas commodity offering under the regulatory-approved Choice Gas Program. Revenue contracts for these services generally represent a single performance obligation with the price reflecting the standalone selling price stated in the agreement, and the revenue is variable based on the units delivered or services provided.

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reporting segments, for the years ended December 31, 2019 and 2018. Sales tax and other similar taxes are excluded from revenues.

Year ended December 31, 2019	Electric Utilities	Gas Utilities	Power Generation	Mining	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$605,756	$817,840	$—	$59,233	$(32,053)	$1,450,776
Transportation	—	143,390	—	—	(1,042)	142,348
Wholesale	20,884	—	99,157	—	(91,577)	28,464
Market - off-system sales	23,817	691	—	—	(7,736)	16,772
Transmission/Other	57,104	47,725	—	—	(16,797)	88,032
Revenue from contracts with customers	707,561	1,009,646	99,157	59,233	(149,205)	1,726,392
Other revenues	5,191	384	2,101	2,396	(1,564)	8,508
Total revenues	$712,752	$1,010,030	$101,258	$61,629	$(150,769)	$1,734,900

Timing of revenue recognition:
Services transferred at a point in time	$—	$—	$—	$59,233	$(32,053)	$27,180
Services transferred over time	707,561	1,009,646	99,157	—	(117,152)	1,699,212
Revenue from contracts with customers	$707,561	$1,009,646	$99,157	$59,233	$(149,205)	$1,726,392

Year ended December 31, 2018	Electric Utilities	Gas Utilities	Power Generation (a)	Mining	Inter-company Revenues (a)	Total
Customer types:	(in thousands)
Retail	$594,329	$833,379	$—	$65,803	$(32,194)	$1,461,317
Transportation	—	140,705	—	—	(1,348)	139,357
Wholesale	33,687	—	90,791	—	(84,957)	39,521
Market - off-system sales	24,799	866	—	—	(8,102)	17,563
Transmission/Other	56,209	49,402	—	—	(14,827)	90,784
Revenue from contracts with customers	709,024	1,024,352	90,791	65,803	(141,428)	1,748,542
Other revenues	2,427	955	1,660	2,230	(1,546)	5,726
Total revenues	$711,451	$1,025,307	$92,451	$68,033	$(142,974)	$1,754,268

Timing of revenue recognition:
Services transferred at a point in time	$—	$—	$—	$65,803	$(32,194)	$33,609
Services transferred over time	709,024	1,024,352	90,791	—	(109,234)	1,714,933
Revenue from contracts with customers	$709,024	$1,024,352	$90,791	$65,803	$(141,428)	$1,748,542

(a)
Due to the changes in our segment disclosures discussed in Note 5, Power Generation Wholesale revenue was revised for the year ended December 31, 2018, which resulted in an increase of $38 million. The changes to Power Generation Wholesale revenue were offset by a decrease to Power Generation Other revenues of $35 million and a decrease to eliminations in Inter-company Revenues of $3.5 million. There was no impact to our consolidated Total Revenues.

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

Revenue Not in Scope of ASC 606
Other revenues included in the table above include our revenue accounted for under separate accounting guidance, including lease revenue under ASC 842, derivative revenue under ASC 815 and alternative revenue programs revenue under ASC 980. Effective January 1, 2019, we changed how we account for the PPA between Black Hills Colorado IPP and Colorado Electric at the segment level and now recognize on an accrual basis, rather than a finance lease. See Note 5 for additional information.

Significant Judgments and Estimates
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

Contract Balances

The nature of our primary revenue contracts provides an unconditional right to consideration upon service delivery; therefore, no customer contract assets or liabilities exist. The unconditional right to consideration is represented by the balance in our Accounts Receivable further discussed in Note 1. We do not typically incur costs that would be capitalized to obtain or fulfill a contract.

(3)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in thousands):

	2019		2018		Lives (in years)
Electric Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment (b)	Weighted Average Useful Life (in years)	Minimum	Maximum

Electric plant:
Production	$1,348,049	41	$1,318,643	41	32	46
Electric transmission	483,640	51	437,082	51	43	54
Electric distribution	861,042	47	793,725	48	46	50
Plant acquisition adjustment (a)	4,870	32	4,870	32	32	32
General	259,266	28	233,531	28	26	33
Total electric plant in service	2,956,867		2,787,851
Construction work in progress	102,268		60,480
Total electric plant	3,059,135		2,848,331
Less accumulated depreciation and amortization	(670,861)		(615,365)
Electric plant net of accumulated depreciation and amortization	$2,388,274		$2,232,966
_____________

(a)	The plant acquisition adjustment is included in rate base and is being recovered with 11 years remaining.

(b)
Due to the changes in our segment disclosures discussed in Note 5, Total electric plant in service, Accumulated depreciation and amortization, and Electric plant net of accumulated depreciation and amortization were revised as of December 31, 2018 which resulted in an increase (decrease) of ($261) million, $91 million and ($170) million, respectively. There was no impact on our consolidated Plant, property and equipment.

	2019		2018		Lives (in years)
Gas Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum

Gas plant:
Production	$13,000	35	$13,580	35	24	71
Gas transmission	516,172	50	423,873	48	22	67
Gas distribution	1,857,233	43	1,595,644	42	30	56
Cushion gas - depreciable (a)	3,539	28	3,539	28	28	28
Cushion gas - not depreciable (a)	44,443	N/A	46,369	N/A	N/A	N/A
Storage	46,977	31	29,335	30	27	49
General	437,054	20	355,920	19	10	24
Total gas plant in service	2,918,418		2,468,260
Construction work in progress	63,080		38,271
Total gas plant	2,981,498		2,506,531
Less accumulated depreciation and amortization	(336,721)		(279,580)
Gas plant net of accumulated depreciation and amortization	$2,644,777		$2,226,951
_____________

(a)	Depreciation of Cushion gas is determined by the respective regulatory jurisdiction in which the Cushion gas resides.

2019						Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum

Power Generation	$532,397	$2,121	$534,518	$(154,362)	$380,156	31	2	40
Mining	$179,198	$1,275	$180,473	$(118,585)	$61,888	13	2	59

2018						Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum

Power Generation (a)	$435,438	$11,796	$447,234	$(137,832)	$309,402	31	2	40
Mining	$175,650	$—	$175,650	$(111,689)	$63,961	13	2	59
_____________

(a)
Due to the changes in our segment disclosures discussed in Note 5, Property, plant and equipment, Accumulated depreciation and amortization, and Net property, plant and equipment were revised as of December 31, 2018 which resulted in an increase (decrease) of $261 million, ($73) million and $188 million, respectively. There was no impact on our consolidated Plant, property and equipment.

2019						Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation, Depletion and Amortization	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
Corporate	$5,721	$23,334	$29,055	$(964)	$28,091	10	3	30

2018						Lives (in years)
	Property, Plant and Equipment	Construction Work in Progress	Total Property Plant and Equipment	Less Accumulated Depreciation and Amortization	Net Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
Corporate (a)	$5,721	$16,548	$22,269	$(670)	$21,599	8	3	30
___________

(a)
Due to the changes in our segment disclosures discussed in Note 5, Corporate Accumulated depreciation and amortization and Net property, plant and equipment were revised as of December 31, 2018 which resulted in an increase (decrease) of ($18) million and ($18) million respectively. There was no impact on our consolidated Plant, property and equipment.

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

•
South Dakota Electric also owns a 35% interest in, and is the operator of, the Converter Station Site and South Rapid City Interconnection (the transmission tie), an AC-DC-AC transmission tie. Basin Electric owns the remaining ownership percentage. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the WECC and SPP regions. The total transfer capacity of the tie is 400 MW, including 200 MW from West to East and 200 MW from East to West. South Dakota Electric is committed to pay its proportionate share of the additions and replacements and operating and maintenance expenses of the transmission tie.

•
South Dakota Electric owns 52% of the Wygen III generation facility. MDU and the City of Gillette each owns an undivided ownership interest in Wygen III and are obligated to make payments for costs associated with administrative services and their proportionate share of the costs of operating the plant for the life of the facility. South Dakota Electric retains responsibility for plant operations. Our Mining subsidiary supplies fuel to Wygen III for the life of the plant.

•
Black Hills Wyoming owns 76.5% of the Wygen I plant while MEAN owns the remaining ownership percentage. MEAN is obligated to make payments for its share of the costs associated with administrative services, plant operations and coal supply provided by our Mining subsidiary during the life of the facility. Black Hills Wyoming retains responsibility for plant operations.

At December 31, 2019, our interests in jointly-owned generating facilities and transmission systems were (in thousands):

	Plant in Service	Construction Work in Progress	Less Accumulated Depreciation	Plant Net of Accumulated Depreciation
Wyodak Plant	$116,074	$729	$(64,413)	$52,390
Transmission Tie	$19,862	$4,161	$(6,612)	$17,411
Wygen I	$120,824	$289	$(48,703)	$72,410
Wygen III	$146,161	$400	$(25,518)	$121,043

Jointly Owned Facility - Related Party

Colorado Electric owns 50% of Busch Ranch I while Black Hills Electric Generation owns the remaining 50% ownership interest. Each company is obligated to make payments for costs associated with their proportionate share of the costs of operating the wind farm over the life of the facility. On December 11, 2018, Black Hills Electric Generation purchased its 50% ownership interest in Busch Ranch I for $16 million. Colorado Electric retains responsibility for operations of the wind farm. We recorded this purchase as an asset acquisition at fair value with $8.7 million of the purchase price recorded as wind generation assets, and $7.6 million recorded as an intangible asset, reflective of the fair value of the PPA. Black Hills Electric Generation provides its share of energy from the wind farm to Colorado Electric through a PPA, which expires in October 2037.

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

Prior to January 1, 2019, operating income for the Electric Utilities and Power Generation segments and Corporate and Other included the impacts of finance lease accounting relating to Colorado Electric’s PPA with Black Hills Colorado IPP. This PPA provides 200 MW of energy and capacity to Colorado Electric from Black Hills Colorado IPP’s combined-cycle turbines and expires on December 31, 2031. Finance lease accounting required us to de-recognize the asset from Black Hills Colorado IPP (Power Generation segment), which legally owns the asset, and recognize it at Colorado Electric (Electric Utilities segment).

The CODM assesses the performance of our segments using adjusted operating income, which recognizes intersegment revenues, costs, and assets for Colorado Electric’s PPA with Black Hills Colorado IPP on an accrual basis rather than as a finance lease. Effective January 1, 2019, we changed how we account for this PPA at the segment level, which impacts disclosures for all periods for revenues, fuel and purchased power cost, operating income and total assets for the Electric Utilities and Power Generation segments as well as Corporate and Other. There were no revisions to Gas Utilities and Mining segments and this change had no effect on our consolidated revenues, fuel and purchased power cost, operating income or total assets.

Segment information was as follows (in thousands):

Total Assets (net of intercompany eliminations) as of December 31,	2019	2018
Electric Utilities (a)	$2,900,983	$2,707,695
Gas Utilities	4,032,339	3,623,475
Power Generation (a)	417,715	342,085
Mining	77,175	80,594
Corporate and Other	130,245	209,478
Total assets	$7,558,457	$6,963,327
__________________

(a)
Due to the changes in our segment disclosures, Electric Utilities and Power Generation Total assets were revised as of December 31, 2018 which resulted in an increase (decrease) of ($188) million and $188 million, respectively. There was no impact on our consolidated Total assets.

Capital Expenditures (a) for the years ended December 31,	2019	2018
Capital expenditures
Electric Utilities	$222,911	$152,524
Gas Utilities	512,366	288,438
Power Generation	85,346	30,945
Mining	8,430	18,794
Corporate and Other	20,702	11,723
Total capital expenditures of continuing operations	849,755	502,424
Total capital expenditures of discontinued operations	—	2,402
Total capital expenditures	$849,755	$504,826
_________________

(a)	Includes accruals for property, plant and equipment as disclosed in Note 17.

Property, Plant and Equipment as of December 31,	2019	2018
Electric Utilities (a)	$3,059,135	$2,848,331
Gas Utilities	2,981,498	2,506,531
Power Generation (a)	534,518	447,234
Mining	180,473	175,650
Corporate and Other	29,055	22,269
Total property, plant and equipment	$6,784,679	$6,000,015
_______________

(a)
Due to the changes in our segment disclosures, Electric Utilities and Power Generation Property, Plant and Equipment were revised as of December 31, 2018 which resulted in an increase (decrease) of ($261) million and $261 million, respectively. There was no impact on our consolidated Property, Plant and Equipment.

	Consolidating Income Statement
Year ended December 31, 2019	Electric Utilities	Gas Utilities	Power Generation	Mining	Corporate	Inter-Company Eliminations	Total

Revenue -
Contracts with customers	$684,445	$1,007,187	$7,580	$27,180	$—	$—	$1,726,392
Other revenues	5,191	384	1,859	1,074	—	—	8,508
	689,636	1,007,571	9,439	28,254	—	—	1,734,900
Inter-company operating revenue -
Contracts with customers	23,116	2,459	91,577	32,053	230	(149,435)	—
Other revenues	—	—	242	1,322	343,975	(345,539)	—
	23,116	2,459	91,819	33,375	344,205	(494,974)	—
Total revenue	712,752	1,010,030	101,258	61,629	344,205	(494,974)	1,734,900

Fuel, purchased power and cost of natural gas sold	268,297	425,898	9,059	—	268	(132,693)	570,829
Operations and maintenance	195,581	301,844	28,429	40,032	286,799	(303,776)	548,909
Depreciation, depletion and amortization	88,577	92,317	18,991	8,970	22,065	(21,800)	209,120
Adjusted operating income (loss)	$160,297	$189,971	$44,779	$12,627	$35,073	$(36,705)	$406,042

Interest expense, net							(137,659)
Impairment of investment (a)							(19,741)
Other income (expense), net							(5,740)
Income tax benefit (expense)							(29,580)
Income from continuing operations							213,322
(Loss) from discontinued operations, net of tax							—
Net income							213,322
Net income attributable to noncontrolling interest							(14,012)
Net income available for common stock							$199,310

________________

(a)	In 2019 we recorded an impairment of our investment in equity securities of a privately held oil and gas company. See Note 1 for additional information.

	Consolidating Income Statement
Year ended December 31, 2018	Electric Utilities (b)	Gas Utilities	Power Generation (b)	Mining	Corporate	Inter-Company Eliminations (b)	Total

Revenue -
Contracts with customers	$686,272	$1,022,828	$5,833	$33,609	$—	$—	$1,748,542
Other revenues	2,427	955	1,413	931	—	$—	5,726
	688,699	1,023,783	7,246	34,540	—	—	1,754,268
Inter-company operating revenue -
Contracts with customers	22,752	1,524	84,959	32,194	148	(141,577)	—
Other revenues	—	—	246	1,299	379,775	(381,320)	—
	22,752	1,524	85,205	33,493	379,923	(522,897)	—
Total revenue	711,451	1,025,307	92,451	68,033	379,923	(522,897)	1,754,268

Fuel, purchased power and cost of natural gas sold	283,840	462,153	8,592	—	44	(129,019)	625,610
Operations and maintenance	186,175	291,481	25,135	43,728	324,916	(336,142)	535,293
Depreciation, depletion and amortization	85,567	86,434	16,110	7,965	21,161	(20,909)	196,328
Adjusted operating income (loss)	155,869	185,239	42,614	16,340	33,802	(36,827)	397,037

Interest expense, net							(139,975)
Other income (expense), net							(1,180)
Income tax benefit (expense) (a)							23,667
Income from continuing operations							279,549
(Loss) from discontinued operations, net of tax							(6,887)
Net income							272,662
Net income attributable to noncontrolling interest							(14,220)
Net income available for common stock							$258,442

________________

(a)	Income tax benefit (expense) includes a tax benefit of $73 million resulting from legal entity restructuring. See Note 15.

(b)
Due to changes in our segment disclosures, Adjusted operating income and related income statement accounts were revised for the year ended December 31, 2018, which resulted in an increase (decrease) as follows (in millions):

Year ended December 31, 2018	Electric Utilities	Power Generation	Inter-Company Eliminations	Total
Inter-company operating revenue - Contracts with customers	$—	$3.5	$(3.5)	$—
Fuel, purchased power and cost of natural gas sold	6.7	—	(6.7)	—
Depreciation, depletion and amortization	(13.1)	9.2	3.9	—
Adjusted operating income (loss)	$6.4	$(5.7)	$(0.7)	$—

	Consolidating Income Statement
Year ended December 31, 2017	Electric Utilities (b)	Gas Utilities	Power Generation (b)	Mining	Corporate	Inter-Company Eliminations (b)	Total

Revenue	$689,945	$947,595	$7,263	$35,463	$—	$—	$1,680,266
Inter-company revenue	14,705	35	87,357	31,158	344,685	(477,940)	—
Total revenue	704,650	947,630	94,620	66,621	344,685	(477,940)	1,680,266

Fuel, purchased power and cost of natural gas sold	274,363	409,603	9,340	—	151	(130,169)	563,288
Operations and maintenance	172,307	269,190	23,042	44,882	296,067	(293,492)	511,996
Depreciation, depletion and amortization	80,243	83,732	15,548	8,239	21,031	(20,547)	188,246
Adjusted operating income (loss)	177,737	185,105	46,690	13,500	27,436	(33,732)	416,736

Interest expense, net							(137,102)
Other income (expense), net							2,108
Income tax benefit (expense)							(73,367)
Income from continuing operations							208,375
(Loss) from discontinued operations, net of tax(a)							(17,099)
Net income							191,276
Net income attributable to noncontrolling interest							(14,242)
Net income available for common stock							$177,034

________________

(a)	Discontinued operations includes oil and gas property impairments. See Note 21.

(b)
Due to changes in our segment disclosures, Adjusted operating income and related income statement accounts were revised for the year ended December 31, 2017, which resulted in an increase (decrease) as follows (in millions):

Year ended December 31, 2017	Electric Utilities	Power Generation	Inter-Company Eliminations	Total
Inter-company revenue	$—	$3.1	$(3.1)	$—
Fuel, purchased power and cost of natural gas sold	6.0	—	(6.0)	—
Depreciation, depletion and amortization	(13.1)	9.6	3.5	—
Adjusted operating income (loss)	$7.1	$(6.5)	$(0.6)	$—

(6)    LONG-TERM DEBT

Long-term debt outstanding was as follows (dollars in thousands):

		Interest Rate at	Balance Outstanding
	Due Date	December 31, 2019	December 31, 2019	December 31, 2018
Corporate
Senior unsecured notes due 2023	November 30, 2023	4.25%	$525,000	$525,000
Senior unsecured notes due 2020	July 15, 2020	N/A	—	200,000
Senior unsecured notes due 2026	January 15, 2026	3.95%	300,000	300,000
Senior unsecured notes due 2027	January 15, 2027	3.15%	400,000	400,000
Senior unsecured notes due 2033	May 1, 2033	4.35%	400,000	400,000
Senior unsecured notes, due 2046	September 15, 2046	4.20%	300,000	300,000
Senior unsecured notes, due 2029	October 15, 2029	3.05%	400,000	—
Senior unsecured notes, due 2049	October 15, 2049	3.88%	300,000	—
Corporate term loan due 2021 (a)	June 17, 2021	N/A	—	300,000
Corporate term loan due 2021	June 7, 2021	2.32%	7,178	12,921
Total Corporate debt			2,632,178	2,437,921
Less unamortized debt discount			(6,462)	(5,122)
Total Corporate debt, net			2,625,716	2,432,799

South Dakota Electric
Series 94A Debt, variable rate (b)	June 1, 2024	1.84%	2,855	2,855
First Mortgage Bonds due 2032	August 15, 2032	7.23%	75,000	75,000
First Mortgage Bonds due 2039	November 1, 2039	6.13%	180,000	180,000
First Mortgage Bonds due 2044	October 20, 2044	4.43%	85,000	85,000
Total South Dakota Electric debt			342,855	342,855
Less unamortized debt discount			(82)	(86)
Total South Dakota Electric debt, net			342,773	342,769

Wyoming Electric
Industrial development revenue bonds due 2021(a)	September 1, 2021	1.68%	7,000	7,000
Industrial development revenue bonds due 2027(a)	March 1, 2027	1.68%	10,000	10,000
First Mortgage Bonds due 2037	November 20, 2037	6.67%	110,000	110,000
First Mortgage Bonds due 2044	October 20, 2044	4.53%	75,000	75,000
Total Wyoming Electric debt			202,000	202,000
Less unamortized debt discount			—	—
Total Wyoming Electric debt, net			202,000	202,000

Total long-term debt			3,170,489	2,977,568
Less current maturities			5,743	5,743
Less unamortized deferred financing costs (b)			24,650	20,990
Long-term debt, net of current maturities and deferred financing costs			$3,140,096	$2,950,835
_______________

(a)	Variable interest rate.

(b)	Includes deferred financing costs associated with our Revolving Credit Facility of $1.7 million and $2.3 million as of December 31, 2019 and December 31, 2018, respectively.

Scheduled maturities of long-term debt, excluding amortization of premiums or discounts, for future years are (in thousands):

2020	$5,743
2021	$8,435
2022	$—
2023	$525,000
2024	$2,855
Thereafter	$2,635,000

Our debt securities contain certain restrictive financial covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2019.

Substantially all of the tangible utility property of South Dakota Electric and Wyoming Electric is subject to the lien of indentures securing their first mortgage bonds. First mortgage bonds of South Dakota Electric and Wyoming Electric may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.

Debt Transactions

On October 3, 2019, we completed a public debt offering of $700 million principal amount in senior unsecured noted. The debt offering consisted of $400 million of 3.05% 10-year senior notes due October 15, 2029 and $300 million of 3.875% 30-year senior notes due October 15, 2049 (together the “Notes”). The proceeds of the Notes were used for the following:

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

On August 17, 2018, we issued $400 million principal amount, 4.350% senior unsecured notes due May 1, 2033. A portion of these notes were issued in a private exchange that resulted in the retirement of all $299 million principal amount of our RSNs due 2028. The remainder of the notes were sold for cash in a public offering, with the net proceeds being used to pay down short-term debt.

The issuance of the $400 million senior notes was the culmination of a series of transactions that also included the contractually required remarketing of such RSNs on behalf of the holders of our Equity Units, with the proceeds being deposited as collateral to secure the obligations of those holders under the purchase contracts included in the Equity Units (see Note 12). As a result of the remarketing, the annual interest rate on such RSNs was automatically reset to 4.579% (however, because the RSNs were then immediately retired, no interest accrued at this reset rate).

On July 30, 2018, we amended and restated our unsecured term loan due August 2019. This amended and restated term loan, with $300 million outstanding at December 31, 2018, had a maturity date of July 30, 2020 and had substantially similar terms and covenants as the amended and restated Revolving Credit Facility. This term loan was later amended on June 17, 2019 and then repaid using proceeds from the October 3, 2019 public debt offering.

Amortization Expense

Our deferred financing costs and associated amortization expense included in Interest expense on the accompanying Consolidated Statements of Income were as follows (in thousands):

Deferred Financing Costs Remaining at	Amortization Expense for the years ended December 31,
December 31, 2019	2019	2018	2017
$24,650	$3,242	$2,829	$3,349

Dividend Restrictions

Our credit facility and other debt obligations contain restrictions on the payment of cash dividends when a default or event of default occurs. As of December 31, 2019, we were in compliance with these covenants.

Due to our holding company structure, substantially all of our operating cash flows are provided by dividends paid or distributions made by our subsidiaries. The cash to pay dividends to our shareholders is derived from these cash flows. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by our subsidiaries. The following restrictions on distributions from our subsidiaries existed at December 31, 2019:

•
Our utilities are generally limited to the amount of dividends allowed to be paid to our utility holding company under the Federal Power Act and settlement agreements with state regulatory jurisdictions. As of December 31, 2019, the restricted net assets at our Electric and Gas Utilities were approximately $156 million.

•	Wyoming Electric and South Dakota Electric are generally limited to the amount of dividends allowed to be paid to our utility holding company under certain financing agreements.

(7)    NOTES PAYABLE

We had the following short-term debt outstanding at the Consolidated Balance Sheets date (in thousands):

	December 31, 2019		December 31, 2018
	Balance Outstanding	Letters of Credit (a)	Balance Outstanding	Letters of Credit (a)
Revolving Credit Facility	$—	$30,274	$—	$22,311
CP Program	349,500	—	185,620	—
Total	$349,500	$30,274	$185,620	$22,311

_______________

(a)	Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program

On July 30, 2018, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of $750 million and extending the term through July 30, 2023 with two one year extension options (subject to consent from lenders). This facility is similar to the former revolving credit facility, which includes an accordion feature that allows us, with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment, to increase total commitments up to $1.0 billion. Borrowings continue to be available under a base rate or various Eurodollar rate options. The interest costs associated with the letters of credit or borrowings and the commitment fee under the Revolving Credit Facility are determined based upon our Corporate credit rating from S&P, Fitch, and Moody's for our senior unsecured long-term debt. Based on our credit ratings, the margins for base rate borrowings, Eurodollar borrowings, and letters of credit were 0.125%, 1.125%, and 1.125%, respectively, at December 31, 2019. Based on our credit ratings, a 0.175% commitment fee was charged on the unused amount at December 31, 2019.

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

Our net short-term borrowings (payments) during 2019 were $164 million. As of December 31, 2019, the weighted average interest rate on short-term borrowings was 2.03%.

Total accumulated deferred financing costs on the Revolving Credit Facility of $6.7 million are being amortized over its estimated useful life and were included in Interest expense on the accompanying Consolidated Statements of Income. See Note 6 above for additional details.

Debt Covenants

Under our Revolving Credit Facility and term loan agreements we are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00.  Our Consolidated Indebtedness to Capitalization Ratio is calculated by dividing (i) Consolidated Indebtedness, which includes letters of credit and certain guarantees issued by (ii) Capital, which includes Consolidated Indebtedness plus Net Worth, which excludes noncontrolling interest in subsidiaries. Subject to applicable cure periods, a violation of any of these covenants would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of December 31, 2019, we were in compliance with these covenants.

(8)    ASSET RETIREMENT OBLIGATIONS

We have identified legal retirement obligations related to reclamation of mining sites in the Mining segment and removal of fuel tanks, transformers containing polychlorinated biphenyls, and an evaporation pond at our Electric Utilities, wind turbines at our Electric Utilities and Power Generation segments, retirement of gas pipelines at our Gas Utilities and removal of asbestos at our Electric and Gas Utilities. We periodically review and update estimated costs related to these AROs. The actual cost may vary from estimates because of regulatory requirements, changes in technology and increased costs of labor, materials and equipment.

The following tables present the details of AROs which are included on the accompanying Consolidated Balance Sheets in Other deferred credits and other liabilities (in thousands):

	December 31, 2018	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates (a) (b)	December 31, 2019
Electric Utilities (c)	$6,258	$—	$—	$385	$2,686	$9,329
Gas Utilities	34,627	—	—	1,458	—	36,085
Power Generation (c)	300	3,445	—	158	836	4,739
Mining	15,615	—	(380)	740	(1,923)	14,052
Total	$56,800	$3,445	$(380)	$2,741	$1,599	$64,205

	December 31, 2017	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates (b)	December 31, 2018
Electric Utilities	$6,287	$—	$—	$269	$2	$6,558
Gas Utilities	33,238	152	—	1,237	—	34,627
Mining	12,499	—	(4)	649	2,471	15,615
Total	$52,024	$152	$(4)	$2,155	$2,473	$56,800
_____________________

(a)	The increase in Electric Utilities Revisions to Prior Estimates was primarily driven by an increase to the estimated cost to decommission certain regulated wind farm assets.

(b)	The changes in the Mining Revision to Prior Estimates were primarily driven by changes in estimated costs associated with back-filling the pit with overburden removed during the mining process.

(c)
We reclassified $0.3 million of ARO as of December 31, 2018 related to Busch Ranch I from Electric Utilities to the Power Generation segment as a result of Black Hills Electric Generation’s purchase of its 50% ownership interest in Busch Ranch I. Additional liabilities were incurred in 2019 from new wind assets.

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

•	Interest rate risk associated with our variable debt as described in Notes 6 and 7.

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

Our credit exposure at December 31, 2019 was concentrated primarily among retail utility customers, investment grade companies, cooperative utilities and federal agencies. Our derivative and hedging activities included in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (Loss) are detailed below and within Note 10.

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

For our regulated Utilities’ hedging plans, unrealized and realized gains and losses, as well as option premiums and commissions on these transactions are recorded as Regulatory assets or Regulatory liabilities in the accompanying Consolidated Balance Sheets in accordance with the state utility commission guidelines. When the related costs are recovered through our rates, the hedging activity is recognized in the Consolidated Statements of Income.

We buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and/or sales during time frames ranging from January 2020 through December 2021. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The effective portion of the gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and the ineffective portion, if any, is reported in Fuel, purchased power and cost of natural gas sold. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the natural gas derivative commodity instruments held by our Utilities are comprised of both short and long positions. We had the following net long positions as of:

	December 31, 2019		December 31, 2018
	Notional (MMBtus)	Maximum Term (months) (a)	Notional (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	1,450,000	12	4,000,000	24
Natural gas options purchased, net	3,240,000	3	4,320,000	13
Natural gas basis swaps purchased	1,290,000	12	3,960,000	24
Natural gas over-the-counter swaps, net (b)	4,600,000	24	3,660,000	24
Natural gas physical commitments, net (c)	13,548,235	12	18,325,852	30

__________

(a)	Term reflects the maximum forward period hedged.

(b)	As of December 31, 2019, 1,415,000 MMBtus of natural gas over-the-counter swaps purchased were designated as cash flow hedges.

(c)	Volumes exclude contracts that qualify for normal purchase, normal sales exception.

Based on December 31, 2019 prices, a $0.5 million gain would be realized, reported in pre-tax earnings and reclassified from AOCI during the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Cash Flow Hedges

The impact of cash flow hedges on our Consolidated Statements of Income is presented below for the years ended December 31, 2019, 2018 and 2017 (in thousands). Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income

Interest rate swaps	Interest expense	$(2,851)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	417
Total impact from cash flow hedges		$(2,434)

	December 31, 2018
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income

Interest rate swaps	Interest expense	$(2,851)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	(130)
Total impact from cash flow hedges		$(2,981)

	December 31, 2017
Derivatives in Cash Flow Hedging Relationships	Location of Reclassifications from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income

Interest rate swaps	Interest expense	$(2,941)
Commodity derivatives	Net (loss) from discontinued operations	913
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	(243)
Total impact from cash flow hedges		$(2,271)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	December 31, 2019	December 31, 2018	December 31, 2017

Increase (decrease) in fair value:
Forward commodity contracts	$(548)	$983	$366
Recognition of (gains) losses in earnings due to settlements:
Interest rate swaps	2,851	2,851	2,941
Forward commodity contracts	(417)	130	(670)
Total other comprehensive income (loss) from hedging	$1,886	$3,964	$2,637

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 (in thousands). Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

		December 31, 2019	December 31, 2018	December 31, 2017
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income

Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$(1,100)	$1,101	$(2,207)
		$(1,100)	$1,101	$(2,207)

As discussed above, financial instruments used in our regulated utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory assets or Regulatory liability accounts related to the hedges in our Utilities were $3.3 million and $6.2 million at December 31, 2019 and 2018, respectively.

(10)    FAIR VALUE MEASUREMENTS

Nonrecurring Fair Value Measurement

A discussion of the fair value of our investment in equity securities of a privately held oil and gas company, a Level 3 asset, is included in Note 1.

Recurring Fair Value Measurements

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

A discussion of fair value of financial instruments is included in Note 11. The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
Assets:
Commodity derivatives - Utilities	$—	$1,433	$—	$(1,085)	$348
Total	$—	$1,433	$—	$(1,085)	$348

Liabilities:
Commodity derivatives - Utilities	$—	$5,254	$—	$(2,909)	$2,345
Total	$—	$5,254	$—	$(2,909)	$2,345

	As of December 31, 2018
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
Assets:
Commodity derivatives - Utilities	$—	2,927	$—	$(1,408)	$1,519
Total	$—	$2,927	$—	$(1,408)	$1,519

Liabilities:
Commodity derivatives - Utilities	$—	$6,801	$—	$(5,794)	$1,007
Total	$—	$6,801	$—	$(5,794)	$1,007

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

The following tables present the fair value and balance sheet classification of our derivative instruments as of December 31, (in thousands):

		December 31,
	Balance Sheet Location	2019	2018
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets - current	$1	$415
Noncurrent commodity derivatives	Other assets, non-current	3	18
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	(490)	(114)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(29)	(4)
Total derivatives designated as hedges		$(515)	$315

Not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets - current	$341	$1,085
Noncurrent commodity derivatives	Other assets, non-current	2	1
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	(1,764)	(833)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(63)	(56)
Total derivatives not designated as hedges		$(1,484)	$197

Derivatives Offsetting

It is our policy to offset, in our Consolidated Balance Sheets, contracts which provide for legally enforceable netting of our accounts receivable and payable and derivative activities.

As required by accounting standards for derivatives and hedges, fair values within the following tables reconcile the gross amounts to the net amounts. Amounts included in Gross Amounts Offset on Consolidated Balance Sheets in the following tables include the netting of asset and liability positions permitted in accordance with accounting standards for offsetting as well as the impact of legally enforceable master netting agreements that allow us to settle positive and negative positions as well as cash collateral posted with the same counterparties. Additionally, the amounts reflect cash collateral on deposit in margin accounts at December 31, 2019 and 2018, to collateralize certain financial instruments, which are included in Derivative assets and/or Derivative liabilities. Therefore, the gross amounts are not indicative of either our actual credit exposure or net economic exposure.

Offsetting of derivative assets and derivative liabilities on our Consolidated Balance Sheets at December 31, 2019 was as follows (in thousands):

Derivative Assets	Gross Amounts of Derivative Assets	Gross Amounts Offset on Consolidated Balance Sheets	Net Amount of Total Derivative Assets on Consolidated Balance Sheets
Commodity derivative assets subject to a master netting agreement or similar arrangement	$1,085	$(1,085)	$—
Commodity derivative assets not subject to a master netting agreement or similar arrangement	348	—	348
Total derivative assets	$1,433	$(1,085)	$348

Derivative Liabilities	Gross Amounts of Derivative Liabilities	Gross Amounts Offset on Consolidated Balance Sheets	Net Amount of Total Derivative Liabilities on Consolidated Balance Sheets
Commodity derivative liabilities subject to a master netting agreement or similar arrangement	$2,908	$(2,908)	$—
Commodity derivative liabilities not subject to a master netting agreement or similar arrangement	2,345	—	2,345
Total derivative liabilities	$5,253	$(2,908)	$2,345

Offsetting of derivative assets and derivative liabilities on our Consolidated Balance Sheets as of December 31, 2018 were as follows (in thousands):

Derivative Assets	Gross Amounts of Derivative Assets	Gross Amounts Offset on Consolidated Balance Sheets	Net Amount of Total Derivative Assets on Consolidated Balance Sheets
Commodity derivative assets subject to a master netting agreement or similar arrangement	$1,408	$(1,408)	$—
Commodity derivative assets not subject to a master netting agreement or similar arrangement	1,519	—	1,519
Total derivative assets	$2,927	$(1,408)	$1,519

Derivative Liabilities	Gross Amounts of Derivative Liabilities	Gross Amounts Offset on Consolidated Balance Sheets	Net Amount of Total Derivative Liabilities on Consolidated Balance Sheets
Commodity derivative liabilities subject to a master netting agreement or similar arrangement	$5,794	$(5,794)	$—
Commodity derivative liabilities not subject to a master netting agreement or similar arrangement	1,007	—	1,007
Total derivative liabilities	$6,801	$(5,794)	$1,007

(11)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments, excluding derivatives which are presented in Note 10, were as follows at December 31 (in thousands):

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$9,777	$9,777	$20,776	$20,776
Restricted cash and equivalents (a)	$3,881	$3,881	$3,369	$3,369
Notes payable (b)	$349,500	$349,500	$185,620	$185,620
Long-term debt, including current maturities (c)	$3,145,839	$3,479,367	$2,956,578	$3,039,108

_______________

(a)	Carrying value approximates fair value. Cash, cash equivalents, and restricted cash are classified in Level 1 in the fair value hierarchy.

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
The shares may be offered from time to time pursuant to a sales agreement dated August 4, 2017. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC. During the twelve months ended December 31, 2019, we issued a total of 1,328,332 shares of common stock under the ATM equity offering program for $99 million, net of $1.2 million in issuance costs. As of December 31, 2019, all shares were settled. We did not issue any common shares under the ATM equity offering program during the twelve months ended December 31, 2018 and 2017.

Equity Units

On November 23, 2015, we issued 5.98 million Equity Units for total gross proceeds of $299 million. Each Equity Unit had a stated amount of $50.00 and consisted of (i) a forward purchase contract to purchase the Company’s common stock and (ii) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of RSNs due 2028.

On October 29, 2018, we announced the settlement rate for the stock purchase contracts that are components of the Equity Units issued on November 23, 2015. The settlement rate was based upon the minimum settlement rate, as adjusted to account for past dividends, because the average of the closing price per share of BHC common stock on the New York Stock Exchange for the 20 consecutive trading days ending on October 29, 2018 exceeded the threshold appreciation price. Each holder of the Equity Units on that date, following payment of $50.00 for each unit which it holds, received 1.0655 shares of BHC common stock for each such unit. The holders' obligations to make such payments were satisfied with proceeds generated by the successful remarketing on August 17, 2018, of the RSNs that formerly constituted a component of the Equity Units. See Note 6 for additional information.

Upon settlement of all outstanding stock purchase obligations, the Company received gross proceeds of approximately $299 million in exchange for approximately 6.372 million shares of common stock. Proceeds were used to pay down the $250 million senior unsecured notes due January 11, 2019, with the balance used to pay down short-term debt.

Equity Compensation Plans`

Our 2015 Omnibus Incentive Plan allows for the granting of stock, restricted stock, restricted stock units, stock options and performance shares. We had 672,049 shares available to grant at December 31, 2019.

Compensation expense is determined using the grant date fair value estimated in accordance with the provisions of accounting standards for stock compensation and is recognized over the vesting periods of the individual awards. As of December 31, 2019, total unrecognized compensation expense related to non-vested stock awards was approximately $12 million and is expected to be recognized over a weighted-average period of 2 years. Stock-based compensation expense included in Operations and maintenance on the accompanying Consolidated Statements of Income was as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Stock-based compensation expense	$12,095	$12,390	$7,626

Stock Options

The Company has not issued any stock options since 2014 and has 14,000 stock options outstanding at December 31, 2019. The amount of stock options granted during the last three years, and related exercise activity are not material to the Company’s consolidated financial statements.

Restricted Stock

The fair value of restricted stock and restricted stock unit awards equals the market price of our stock on the date of grant.

The shares carry a restriction on the ability to sell the shares until the shares vest. The shares substantially vest over 3 years, contingent on continued employment. Compensation expense related to the awards is recognized over the vesting period.

A summary of the status of the restricted stock and restricted stock units at December 31, 2019, was as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance at beginning of period	236	$57.50
Granted	92	73.66
Vested	(120)	56.33
Forfeited	(16)	62.02
Balance at end of period	192	$65.66

The weighted-average grant-date fair value of restricted stock granted and the total fair value of shares vested during the years ended December 31, were as follows:

	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
		(in thousands)
2019	$73.66	$8,438
2018	$57.31	$6,776
2017	$60.63	$7,909

As of December 31, 2019, there was $9.0 million of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.1 years.

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

The performance awards are paid 50% in cash and 50% in common stock. The cash portion accrued is classified as a liability and the stock portion is classified as equity. In the event of a change-in-control, performance awards are paid 100% in cash. If it is determined that a change-in-control is probable, the equity portion of $2.9 million at December 31, 2019 would be reclassified as a liability.

Outstanding performance periods at December 31 were as follows (shares in thousands):

			Possible Payout Range of Target
Grant Date	Performance Period	Target Grant of Shares	Minimum	Maximum
January 1, 2017	January 1, 2017 - December 31, 2019	46	0%	200%
January 1, 2018	January 1, 2018 - December 31, 2020	50	0%	200%
January 1, 2019	January 1, 2019 - December 31, 2021	37	0%	200%

A summary of the status of the Performance Share Plan at December 31 was as follows:

	Equity Portion		Liability Portion
		Weighted-Average Grant Date Fair Value (a)		Weighted-Average Fair Value at
	Shares		Shares	December 31, 2019
	(in thousands)		(in thousands)
Performance Shares balance at beginning of period	77	$57.66	77
Granted	20	68.72	20
Forfeited	(4)	64.60	(4)
Vested	(26)	47.76	(26)
Performance Shares balance at end of period	67	$64.32	67	$89.63
_____________________

(a)
The grant date fair values for the performance shares granted in 2019, 2018 and 2017 were determined by Monte Carlo simulation using a blended volatility of 21%, 21% and 23%, respectively, comprised of 50% historical volatility and 50% implied volatility and the average risk-free interest rate of the three-year United States Treasury security rate in effect as of the grant date.

The weighted-average grant-date fair value of performance share awards granted was as follows in the years ended:

Weighted Average Grant Date Fair Value
December 31, 2019	$68.72
December 31, 2018	$61.82
December 31, 2017	$63.52

Performance plan payouts have been as follows (in thousands):

Performance Period	Year Paid	Stock Issued	Cash Paid	Total Intrinsic Value
January 1, 2016 to December 31, 2018	2019	44	$2,860	$5,720
January 1, 2015 to December 31, 2017		—	—	—
January 1, 2014 to December 31, 2016		—	—	—

On January 28, 2020, the Compensation Committee of our Board of Directors determined that the Company’s total shareholder return for the January 1, 2017 through December 31, 2019 performance period was at the 36.3 percentile of its peer group and confirmed a payout equal to 58.86% of target shares, valued at $2.2 million. The payout was fully accrued at December 31, 2019.

As of December 31, 2019, there was $3.4 million of unrecognized compensation expense related to outstanding performance share plans that is expected to be recognized over a weighted-average period of 1.6 years.

Shareholder Dividend Reinvestment and Stock Purchase Plan

We have a DRSPP under which shareholders may purchase additional shares of common stock through dividend reinvestment and/or optional cash payments at 100% of the recent average market price. We have the option of issuing new shares or purchasing the shares on the open market. We issued new shares until March 1, 2018, after which we began purchasing shares on the open market. At December 31, 2019, there were 214,967 shares of unissued stock available for future offering under the plan.

Preferred Stock

Our articles of incorporation authorize the issuance of 25 million shares of preferred stock of which we had no shares of preferred stock outstanding.

Noncontrolling Interest in Subsidiary

Black Hills Colorado IPP owns and operates a 200 MW, combined-cycle natural gas generating facility located in Pueblo, Colorado. In April 2016, Black Hills Electric Generation sold a 49.9%, noncontrolling interest in Black Hills Colorado IPP for $216 million to a third-party buyer. Black Hills Electric Generation is the operator of the facility, which is contracted to provide capacity and energy through 2031 to Colorado Electric.

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

Net income available for common stock for the years ended December 31, 2019, 2018 and 2017 was reduced by $14 million, $14 million, and $14 million, respectively, attributable to this noncontrolling interest. The net income allocable to the noncontrolling interest holders is based on ownership interests with the exception of certain agreed upon adjustments.

Black Hills Colorado IPP has been determined to be a VIE in which the Company has a variable interest. Black Hills Electric Generation has been determined to be the primary beneficiary of the VIE as Black Hills Electric Generation is the operator and manager of the generation facility and, as such, has the power to direct the activities that most significantly impact Black Hills Colorado IPP’s economic performance. Black Hills Electric Generation, as the primary beneficiary, continues to consolidate Black Hills Colorado IPP. Black Hills Colorado IPP has not received financial or other support from the Company outside of pre-existing contractual arrangements during the reporting period. Black Hills Colorado IPP does not have any debt and its cash flows from operations are sufficient to support its ongoing operations.

We have recorded the following assets and liabilities on our consolidated balance sheets related to the VIE described above as of December 31 (in thousands):

	2019	2018
Assets
Current assets	$13,350	$13,620
Property, plant and equipment of variable interest entities, net	$193,046	$199,839

Liabilities
Current liabilities	$6,013	$5,174

(13)    REGULATORY MATTERS

We had the following regulatory assets and liabilities as of December 31 (in thousands):

	2019	2018
Regulatory assets
Deferred energy and fuel cost adjustments (a)	$34,088	$29,661
Deferred gas cost adjustments (a)	1,540	3,362
Gas price derivatives (a)	3,328	6,201
Deferred taxes on AFUDC (b)	7,790	7,841
Employee benefit plans (c)	115,900	110,524
Environmental (a)	1,454	959
Loss on reacquired debt (a)	24,777	21,001
Renewable energy standard adjustment (a)	1,622	1,722
Deferred taxes on flow through accounting (c)	41,220	31,044
Decommissioning costs (a)	10,670	11,700
Gas supply contract termination (a)	8,485	14,310
Other regulatory assets (a)	20,470	45,910
Total regulatory assets	271,344	284,235
Less current regulatory assets	(43,282)	(48,776)
Regulatory assets, non-current	$228,062	$235,459

Regulatory liabilities
Deferred energy and gas costs (a)	$17,278	$6,991
Employee benefit plan costs and related deferred taxes (c)	43,349	42,533
Cost of removal (a)	166,727	150,123
Excess deferred income taxes (c)	285,438	310,562
TCJA revenue reserve	3,418	18,032
Other regulatory liabilities (c)	20,442	12,553
Total regulatory liabilities	536,652	540,794
Less current regulatory liabilities	(33,507)	(29,810)
Regulatory liabilities, non-current	$503,145	$510,984
__________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

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

Gas Price Derivatives - Our regulated utilities, as allowed or required by state utility commissions, have entered into certain exchange-traded natural gas futures and options to reduce our customers’ underlying exposure to fluctuations in gas prices. Gas price derivatives represent our unrealized positions on our commodity contracts supporting our utilities. Gas price derivatives at December 31, 2019 are hedged over a maximum forward term of two years.

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

Employee Benefit Plans - Employee benefit plans include the unrecognized prior service costs and net actuarial loss associated with our defined benefit pension plan and post-retirement benefit plans in regulatory assets rather than in AOCI.

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

Decommissioning Costs - South Dakota Electric and Colorado Electric received approval in 2014 for recovery of the remaining net book values and decommissioning costs of their decommissioned coal plants. In 2018, Arkansas Gas received approval to record Liquefied Natural Gas Plant decommissioning costs in a regulatory asset, with recovery to be determined in a future regulatory filing.

Gas Supply Contract Termination - Agreements under the previous ownership required the Company to purchase all of the natural gas produced over the productive life of specific leaseholds in the Bowdoin Field in Montana. The majority of these purchases were committed to distribution customers in Colorado, Nebraska, and Wyoming, which are subject to cost recovery mechanisms. The prices to be paid under these agreements varied, ranging from $6 to $8 per MMBtu at the time of acquisition, which exceeded market prices. We recorded a liability for this contract in our purchase price allocation. We were granted approval to terminate these agreements from the CPUC, NPSC and WPSC on the basis that these agreements were not beneficial to customers over the long term. We received written orders allowing us to create a regulatory asset for the net buyout costs associated with the contract termination, and recover the majority of costs from customers over a period of five years. We terminated the contract and settled the liability on April 29, 2016.

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

TCJA Revenue Reserve - Revenue to be returned to customers as a result of the TCJA. See Note 15 for additional information.

Regulatory Matters

Electric Utilities Regulatory Activity

South Dakota Electric

Settlement

On January 7, 2020, South Dakota Electric received approval from the SDPUC on a settlement agreement to extend the 6-year moratorium period by an additional 3 years to June 30, 2026. Also, as part of the settlement, we withdrew our application for deferred accounting treatment and expensed $5.4 million of development costs related to projects we no longer intend to construct. This settlement amends a previous agreement approved by the SDPUC on June 16, 2017, whereby South Dakota Electric would not increase base rates, absent an extraordinary event, for a 6 year moratorium period effective July 1, 2017. The moratorium period also includes suspension of both the TFA and EIA.

FERC Formula Rate

The annual rate determination process is governed by the FERC formula rate protocols established in the filed FERC joint-access transmission tariff. Effective January 1, 2019 the annual revenue requirement increased by $1.9 million and included estimated weighted average capital additions of $31 million for 2018 and 2019 combined. The annual transmission revenue requirement has a true up mechanism that is posted in June of each year.

South Dakota Electric and Wyoming Electric

Renewable Ready

In July 2019, South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready program and related jointly-filed CPCN to construct Corriedale. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. In November 2019, South Dakota Electric received approval from the SDPUC to increase the offering under the program by 12.5 MW. The two electric utilities also received a determination from the WPSC to increase the project to 52.5 MW. The $79 million project is expected to be in service by year-end 2020.

Black Hills Wyoming and Wyoming Electric

Wygen 1 FERC Filing

On August 2, 2019, Black Hills Wyoming and Wyoming Electric jointly filed a request with FERC for approval of a new 60 MW PPA. The agreement would fulfill the capacity need for Wyoming Electric at the expiration of the current agreement on December 31, 2022. If approved, Black Hills Wyoming will continue to deliver 60 MW of energy to Wyoming Electric from its Wygen I power plant starting January 1, 2023, and continuing for an additional 20 years to December 31, 2042. On December 23, 2019, the Company filed a response to questions from the FERC and awaits a decision from FERC.

Wyoming Electric

Blockchain Tariff

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

PCA Settlement

On October 31, 2018, Wyoming Electric received approval from the WPSC for a comprehensive, multi-year settlement regarding its PCA Application filed earlier in 2018. Wyoming Electric’s PCA permits the recovery of costs associated with fuel, purchased electricity and other specified costs, including the portion of the company’s energy that is delivered from the Wygen I PPA with Black Hills Wyoming. Wyoming Electric was to provide a total of $7.0 million in customer credits through the PCA mechanism in 2018, 2019 and 2020 to resolve all outstanding issues relating to its current and prior PCA filings. The settlement also stipulated the adjustment for the variable cost segment of the Wygen I PPA with Wyoming Electric will escalate by 3.0% annually through 2022, providing price certainty for Wyoming Electric and its customers.

Gas Utilities Regulatory Activity

Arkansas Gas

Rate Review

On October 5, 2018, Arkansas Gas received approval from the APSC for a general rate increase. The new rates were to generate approximately $12 million of new annual revenue. The APSC’s approval also allowed Arkansas Gas to include $11 million of revenue that was being collected through certain rider mechanisms in the new base rates. The new revenue increase was based on a return on equity of 9.61% and a capital structure of 49.1% equity and 50.9% debt. New rates, inclusive of customer benefits related to the TCJA, were effective October 15, 2018.

Colorado Gas

Jurisdictional Consolidation and Rate Review

On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting approval to consolidate rates, tariffs, and services of its two existing gas distribution territories. The rate review requested $2.5 million in new revenue to recover investments in safety, reliability and system integrity. Colorado Gas also requested a new rider mechanism to recover future safety and integrity investments in its system. On December 27, 2019, the ALJ issued a recommended decision denying the company’s plan to consolidate rate territories and recommending a rate decrease. Colorado Gas has filed exceptions to the ALJ’s recommended decision. A decision by the CPUC is expected by the end of March 2020. Legal consolidation was previously approved by the CPUC in late 2018 and completed in early 2019.

Nebraska Gas

Jurisdictional Consolidation and Rate Review

On October 29, 2019, Nebraska Gas received approval from the NPSC to merge its two gas distribution companies. Legal consolidation was effective January 1, 2020, and a rate review is expected to be filed by mid-year 2020 to consolidate the rates, tariffs and services.

SSIR

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

Wyoming Gas

Jurisdictional Consolidation and Rate Review

On December 11, 2019, Wyoming Gas received approval from the WPSC to consolidate the rates, tariffs and services of its four existing gas distribution territories. A new, single statewide rate structure will be effective March 1, 2020. New rates are expected to generate $13 million in new revenue based on a return on equity of 9.40% and a capital structure of 50.23% equity and 49.77% debt. The approval also allows for a rider to recover integrity investments for system safety and reliability.

(14)    LEASES

Lessee
We lease from third parties certain office and operation center facilities, communication tower sites, equipment, and materials storage. Our leases have remaining terms ranging from less than 1 year to 36 years, including options to extend that are reasonably certain to be exercised.

The components of lease expense for the year ended December 31 were as follows (in thousands) :

	Income Statement Location	2019
Operating lease cost	Operations and maintenance	$1,456
Finance lease cost:
Amortization of right-of-use asset	Depreciation, depletion and amortization	100
Interest on lease liabilities	Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	19
Total lease cost		$1,575

Supplemental balance sheet information related to leases as of December 31 was as follows (in thousands):

	Balance Sheet Location	2019
Assets:
Operating lease assets	Other assets, non-current	$4,629
Finance lease assets	Other assets, non-current	465
Total lease assets		$5,094

Liabilities:
Current:
Operating leases	Accrued liabilities	$1,179
Finance lease	Accrued liabilities	109

Noncurrent:
Operating leases	Other deferred credits and other liabilities	3,821
Finance lease	Other deferred credits and other liabilities	364
Total lease liabilities		$5,473

Supplemental cash flow information related to leases for the year ended December 31 was as follows (in thousands):

2019
Cash paid included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,263
Operating cash flows from finance lease	$19
Financing cash flows from finance lease	$93
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,801
Finance lease	$67

Weighted average remaining terms and discount rates related to leases as of December 31 were as follows:

2019
Weighted average remaining lease term (years):
Operating leases	8 years
Finance lease	4 years

Weighted average discount rate:
Operating leases	4.27%
Finance lease	4.19%

As of December 31, 2019, scheduled maturities of lease liabilities for future years were as follows (in thousands):

	Operating Leases	Finance Lease	Total
2020	1,018	126	1,144
2021	865	126	991
2022	743	126	869
2023	718	126	844
2024	714	10	724
Thereafter	2,009	—	2,009
Total lease payments (a)	$6,067	$514	$6,581
Less imputed interest	1,067	41	1,108
Present value of lease liabilities	$5,000	$473	$5,473
_______________

(a)	Lease payments exclude payments to landlords for common area maintenance, real estate taxes, and insurance.

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

The components of lease revenue for the year ended December 31 were as follows (in thousands):

	Income Statement Location	2019
Operating lease income	Revenue	$2,306

As of December 31, 2019, scheduled maturities of operating lease payments to be received in future years were as follows (in thousands):

Operating Leases
2020	2,227
2021	1,857
2022	1,793
2023	1,799
2024	1,743
Thereafter	53,739
Total lease receivables	$63,158

(15)    INCOME TAXES

TCJA

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. As such, the Company remeasured the deferred income taxes at the 21% federal tax rate as of December 31, 2017. The entities subject to regulatory construct have made their best estimate regarding the probability of settlements of net regulatory liabilities established pursuant to the TCJA. The amount of the settlements may change based on decisions and actions by the federal and state utility commissions, which could have a material impact on the Company’s future results of operations, cash flows or financial position. As a result of the revaluation at December 31, 2017, deferred tax assets and liabilities were reduced by approximately $309 million. Of the $309 million, approximately $301 million is related to our regulated utilities and is reclassified to a regulatory liability. During the year ended December 31, 2018 we recorded approximately $11 million of additional regulatory liability associated with TCJA related items primarily related to property, completing the revaluation of deferred taxes pursuant to the TCJA. A majority of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets. As of December 31, 2019, the Company has amortized $6.5 million of the regulatory liability. The portion that was eligible for amortization under the average rate assumption method in 2019, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings.

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

Income tax expense (benefit) from continuing operations for the years ended December 31 was (in thousands):

	2019	2018	2017
Current:
Federal	$(8,578)	$325	$(6,193)
State	138	247	(1,432)
	(8,440)	572	(7,625)
Deferred:
Federal	34,551	(25,022)	76,522
State	3,469	783	4,470
	38,020	(24,239)	80,992

	$29,580	$(23,667)	$73,367

Included in discontinued operations is a tax benefit of $2.6 million and $8.4 million for 2018 and 2017, respectively.

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Regulatory liabilities	$89,754	$92,966
State tax credits	23,261	20,466
Federal net operating loss	120,624	139,371
State net operating loss	13,537	16,647
Partnership	14,030	16,032
Credit Carryovers	27,139	23,124
Other deferred tax assets(a)	33,395	39,349
Less: Valuation allowance	(12,063)	(11,809)
Total deferred tax assets	309,677	336,146

Deferred tax liabilities:
Accelerated depreciation, amortization and other property-related differences	(533,292)	(529,338)
Regulatory assets	(23,586)	(32,324)
Goodwill (b)	(15,875)	(602)
State deferred tax liability	(72,911)	(64,095)
Other deferred tax liabilities	(24,732)	(21,118)
Total deferred tax liabilities	(670,396)	(647,477)

Net deferred tax liability	$(360,719)	$(311,331)
_______________

(a)	Other deferred tax assets consist primarily of alternative minimum tax credit and federal research and development credits. No single item exceeds 5% of the total net deferred tax liability.

(b)	Legal entity restructuring - see above.

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income tax (net of federal tax effect)	1.5	2.3	0.9
Non-controlling interest (a)	(1.2)	(1.3)	(1.8)
Tax credits	(3.9)	(2.0)	(1.7)
Flow-through adjustments (b)	(2.4)	(1.6)	(1.1)
Jurisdictional consolidation project (d)	—	(28.5)	—
Other tax differences	(1.6)	(0.1)	(2.6)
TCJA corporate rate reduction (c)	—	1.6	(2.7)
Amortization of excess deferred income tax expense (e)	(1.2)	(0.7)	—
	12.2%	(9.3)%	26.0%
_________________________

(a)	The effective tax rate reflects the income attributable to the noncontrolling interest in Black Hills Colorado IPP for which a tax provision was not recorded.

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

(c)
On December 22, 2017, the TCJA was signed into law reducing the federal corporate rate from 35% to 21% effective January 1, 2018. The 2017 effective tax rate reduction reflects the revaluation of deferred income taxes associated with non-regulated operations required by the change. During the year ended December 31, 2018, we recorded $4.0 million of additional tax expense associated with changes in the prior estimated impacts of TCJA related items. During the year ended December 31, 2017, we recorded $7.6 million of tax benefit resulting from revaluation of net deferred tax liabilities in accordance with ASC 740 and the enactment of the TCJA on December 22, 2017.

(d)	Legal entity restructuring - see above.

(e)	Primarily TCJA - see above.

At December 31, 2019, we have federal and state NOL carryforwards that will expire at various dates as follows (in thousands):

	Amounts	Expiration Dates
Federal Net Operating Loss Carryforward	$575,457	2022	to	2037

State Net Operating Loss Carryforward (a)	$224,716	2020	to	2040

_________________________

(a)	The carryforward balance is reflected on the basis of apportioned tax losses to jurisdictions imposing state income taxes.

As of December 31, 2019, we had a $0.5 million valuation allowance against the state NOL carryforwards. Our 2019 analysis of the ability to utilize such NOLs resulted in no increase in the valuation allowance. If the valuation allowance is adjusted due to higher or lower than anticipated utilization of the NOLs, the offsetting amount will affect tax expense.

The following table reconciles the total amounts of unrecognized tax benefits, without interest, at the beginning and end of the period included in Other deferred credits and other liabilities on the accompanying Consolidated Balance Sheets (in thousands):

Changes in Uncertain Tax Positions
Beginning balance at January 1, 2017	$3,592
Additions for prior year tax positions	358
Reductions for prior year tax positions	(5,713)
Additions for current year tax positions	5,026
Settlements	—
Ending balance at December 31, 2017	3,263
Additions for prior year tax positions	251
Reductions for prior year tax positions	(417)
Additions for current year tax positions	486
Settlements	—
Ending balance at December 31, 2018	3,583
Additions for prior year tax positions	446
Reductions for prior year tax positions	(862)
Additions for current year tax positions	998
Settlements	—
Ending balance at December 31, 2019	$4,165

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.3 million.

We recognized no interest expense associated with income taxes for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. We had no accrued interest (before tax effect) associated with income taxes at December 31, 2019 and December 31, 2018.

The Company is subject to federal income tax as well as income tax in various state and local jurisdictions. Black Hills Gas, Inc. and subsidiaries, which filed a separate consolidated tax return from BHC and subsidiaries through March 31, 2018, is under examination by the IRS for 2014. BHC is no longer subject to examination for tax years prior to 2016.

As of December 31, 2019, we do not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease on or before December 31, 2020.

State tax credits have been generated and are available to offset future state income taxes. At December 31, 2019, we had the following state tax credit carryforwards (in thousands):

State Tax Credit Carryforwards		Expiration Year
ITC	$23,060	2023	to	2041
Research and development	$201	No expiration

As of December 31, 2019, we had a $9 million valuation allowance against the state tax credit carryforwards. Ultimate usage of these credits depends upon our future tax filings. If the valuation allowance is adjusted due to higher or lower than anticipated utilization of the state tax credit carryforwards, the offsetting amount will affect tax expense.

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

The following table details reclassifications out of AOCI and into net income. The amounts in parentheses below indicate decreases to net income in the Consolidated Statements of Income for the period, net of tax (in thousands):

	Location on the Consolidated Statements of Income	Amount Reclassified from AOCI
		December 31, 2019	December 31, 2018
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(2,851)	$(2,851)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	417	(130)
		(2,434)	(2,981)
Income tax	Income tax benefit (expense)	611	630
Total reclassification adjustments related to cash flow hedges, net of tax		$(1,823)	$(2,351)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$77	$178

Actuarial gain (loss)	Operations and maintenance	(745)	(2,487)
		(668)	(2,309)
Income tax	Income tax benefit (expense)	(453)	543
Total reclassification adjustments related to defined benefit plans, net of tax		$(1,121)	$(1,766)

Total reclassifications		$(2,944)	$(4,117)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2018	$(17,307)	$328	$(9,937)	$(26,916)
Other comprehensive income (loss)
before reclassifications	—	(422)	(6,261)	(6,683)
Amounts reclassified from AOCI	2,185	(362)	1,121	2,944
As of December 31, 2019	$(15,122)	$(456)	$(15,077)	$(30,655)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2017	$(19,581)	$(518)	$(21,103)	$(41,202)
Other comprehensive income (loss)
before reclassifications	—	755	2,155	2,910
Amounts reclassified from AOCI	2,252	99	1,766	4,117
Reclassification to regulatory asset	—	—	6,519	6,519
Reclassification of certain tax effects from AOCI	22	(8)	726	740
As of December 31, 2018	$(17,307)	$328	$(9,937)	$(26,916)

(17)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years ended December 31,	2019	2018	2017
	(in thousands)
Non-cash investing activities and financing from continuing operations -
Accrued property, plant and equipment purchases at December 31	$91,491	$69,017	$28,191
Increase (decrease) in capitalized assets associated with asset retirement obligations	$5,044	$2,625	$3,198

Cash (paid) refunded during the period for continuing operations-
Interest (net of amounts capitalized)	$(131,774)	$(137,965)	$(132,428)
Income taxes (paid) refunded	$4,682	$(14,730)	$1,775

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

Defined Benefit Pension Plan

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

The expected rate of return on the Pension Plan assets is determined by reviewing the historical and expected returns of both equity and fixed income markets, taking into account asset allocation, the correlation between asset class returns, and the mix of active and passive investments. The Pension Plan utilizes a dynamic asset allocation where the target range to return-seeking and liability-hedging assets is determined based on the funded status of the Plan. As of December 31, 2019, the expected rate of return on pension plan assets was based on the targeted asset allocation range of 29% to 37% return-seeking assets and 63% to 71% liability-hedging assets.

Our Pension Plan is funded in compliance with the federal government’s funding requirements.

Plan Assets

The percentages of total plan asset by investment category for our Pension Plan at December 31 were as follows:

	2019	2018
Equity	20%	17%
Real estate	3	4
Fixed income	71	71
Cash	1	3
Hedge funds	5	5
Total	100%	100%

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives of the Company. The plans are non-qualified defined benefit and defined contribution plans (Supplemental Plans). The Supplemental Plans are subject to various vesting schedules and are funded on a cash basis as benefits are paid.

Non-pension Defined Benefit Postretirement Healthcare Plan

BHC sponsors a retiree healthcare plan (Healthcare Plan) for employees who meet certain age and service requirements at retirement. Healthcare Plan benefits are subject to premiums, deductibles, co-payment provisions and other limitations. A portion of the Healthcare Plan for participating business units are pre-funded via VEBA trusts. Pre-65 retirees as well as a grandfathered group of post-65 retirees receive their retiree medical benefits through the Black Hills self-insured retiree medical plans. Healthcare coverage for Medicare-eligible retirees is provided through an individual market healthcare exchange.

Plan Assets

We fund the Healthcare Plan on a cash basis as benefits are paid. The Black Hills Corporation Retiree Medical Plan provides for partial pre-funding via VEBA trusts. Assets related to this pre-funding are held in trust and are for the benefit of the union and non-union employees located in the states of Arkansas, Iowa and Kansas. We do not pre-fund the Healthcare Plan for those employees outside Arkansas, Iowa and Kansas.

Plan Contributions

Contributions to the Pension Plan are cash contributions made directly to the Master Trust. Healthcare and Supplemental Plan contributions are made in the form of benefit payments. Healthcare benefits include company and participant paid premiums. Contributions for the years ended December 31 were as follows (in thousands):

	2019	2018
Defined Contribution Plan
Company retirement contributions	$9,714	$8,766
Company matching contributions	$14,558	$13,559

	2019	2018
Defined Benefit Plans
Defined Benefit Pension Plan	$12,700	$12,700
Non-Pension Defined Benefit Postretirement Healthcare Plan	$7,033	$5,298
Supplemental Non-Qualified Defined Benefit Plans	$2,344	$2,073

While we do not have required contributions, we expect to make approximately $13 million in contributions to our Pension Plan in 2020.

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

The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis (in thousands):

Pension Plan	December 31, 2019
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
AXA Equitable General Fixed Income	$—	$60	$—	$60	$—	$60
Common Collective Trust - Cash and Cash Equivalents	—	7,054	—	7,054	—	7,054
Common Collective Trust - Equity	—	87,106	—	87,106	—	87,106
Common Collective Trust - Fixed Income	—	306,275	—	306,275	—	306,275
Common Collective Trust - Real Estate	—	—	—	—	14,239	14,239
Hedge Funds	—	—	—	—	19,550	19,550
Total investments measured at fair value	$—	$400,495	$—	$400,495	$33,789	$434,284

Pension Plan	December 31, 2018
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
AXA Equitable General Fixed Income	$—	$1,867	$—	$1,867	$—	$1,867
Common Collective Trust - Cash and Cash Equivalents	—	9,923	—	9,923	—	9,923
Common Collective Trust - Equity	—	67,457	—	67,457	—	67,457
Common Collective Trust - Fixed Income	—	279,148	—	279,148	—	279,148
Common Collective Trust - Real Estate	—	67	—	67	13,551	13,618
Hedge Funds	—	—	—	—	18,783	18,783
Total investments measured at fair value	$—	$358,462	$—	$358,462	$32,334	$390,796

_____________

(a)
Certain investments that are measured at fair value using NAV per share (or its equivalent) for practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of changes in the plan’s benefit obligations and fair value of plan assets above.

Non-pension Defined Benefit Postretirement Healthcare Plan	December 31, 2019
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	Total Investments
Cash and Cash Equivalents	$8,305	$—	$—	$8,305	$8,305
Total investments measured at fair value	$8,305	$—	$—	$8,305	$8,305

Non-pension Defined Benefit Postretirement Healthcare Plan	December 31, 2018
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	Total Investments
Cash and Cash Equivalents	$4,873	$—	$—	$4,873	$4,873
Equity Securities	1,005	—	—	1,005	1,005
Intermediate-term Bond	—	2,284	—	2,284	2,284
Total investments measured at fair value	$5,878	$2,284	$—	$8,162	$8,162

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
Common Collective Trust-Real Estate Fund: This fund is valued based on various factors of the underlying real estate properties, including market rent, market rent growth, occupancy levels, etc. As part of the trustee’s valuation process, properties are externally appraised generally on an annual basis. The appraisals are conducted by reputable independent appraisal firms and signed by appraisers that are members of the Appraisal Institute, with professional designation of Member, Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. We receive monthly statements from the trustee, along with the annual schedule of investments and rely on these reports for pricing the units of the fund. Some of the funds without participant withdrawal limitations are categorized as Level 2.
The following investments are measured at NAV and are not classified in the fair value hierarchy, in accordance with accounting guidance:
Common Collective Trust-Real Estate Fund: This is the same fund as above except that certain of the funds’ assets contain participant withdrawal policies with restrictions on redemption and are therefore not included in the fair value hierarchy.
Hedge Funds: These funds represent investments in other investment funds that seek a return utilizing a number of diverse investment strategies. The strategies, when combined, aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions. Amounts are reported on a one-month lag. The fair value of hedge funds is determined using net asset value per share based on the fair value of the hedge fund’s underlying investments. 20% of the shares may be redeemed at the end of each month with a 10-day notice and full redemptions are available at the end of each quarter with 30-day notice and is limited to a percentage of the total net assets value of the fund. The net asset values are based on the fair value of each fund’s underlying investments. There are no unfunded commitments related to these hedge funds.
Cash and Cash Equivalents: This represents an investment in Invesco Treasury Portfolio, which is a short-term investment trust, as well as an investment in Northern Institutional Government Assets Portfolio, which is a government money market fund. As shares held reflect quoted prices in an active market, they are categorized as Level 1.

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
Other Plan Information

The following tables provide a reconciliation of the employee benefit plan obligations, fair value of assets and amounts recognized in the Consolidated Balance Sheets, components of the net periodic expense and elements of AOCI:

Benefit Obligations

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31 (in thousands),	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$445,381	$474,725	$43,010	$45,112	$60,817	$69,339
Service cost	5,383	6,834	4,995	1,764	1,815	2,291
Interest cost	17,374	15,470	1,295	1,170	2,247	2,085
Actuarial (gain) loss	56,384	(31,340)	7,132	(2,963)	5,976	(9,045)
Benefits paid	(39,146)	(20,308)	(2,344)	(2,073)	(7,033)	(5,298)
Plan participants’ contributions	—	—	—	—	1,455	1,445
Projected benefit obligation at end of year	$485,376	$445,381	$54,088	$43,010	$65,277	$60,817

Employee Benefit Plan Assets

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan (a)
As of December 31 (in thousands),	2019	2018	2019	2018	2019	2018
Change in fair value of plan assets:
Beginning fair value of plan assets	$390,796	$416,343	$—	$—	$8,162	$8,621
Investment income (loss)	69,934	(17,939)	—	—	260	(149)
Employer contributions	12,700	12,700	2,344	2,073	5,461	3,543
Retiree contributions	—	—	—	—	1,455	1,445
Benefits paid	(39,146)	(20,308)	(2,344)	(2,073)	(7,033)	(5,298)
Ending fair value of plan assets	$434,284	$390,796	$—	$—	$8,305	$8,162
____________________

(a)	Assets of VEBA trusts.

The funded status of the plans and the amounts recognized in the Consolidated Balance Sheets at December 31 consist of (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
Regulatory assets	$88,471	$82,919	$—	$—	$11,670	$6,655
Current liabilities	$—	$—	$1,420	$1,463	$4,802	$3,885
Non-current assets	$—	$—	$—	$—	$—	$249
Non-current liabilities	$51,093	$54,585	$51,243	$41,547	$52,136	$49,015
Regulatory liabilities	$3,524	$4,620	$—	$—	$4,088	$5,207

Accumulated Benefit Obligation

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31 (in thousands)	2019	2018	2019	2018	2019	2018
Accumulated Benefit Obligation	$470,615	$428,851	$49,241	$40,530	$65,277	$60,817

Components of Net Periodic Expense

Net periodic expense consisted of the following for the year ended December 31 (in thousands):

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$5,383	$6,834	$7,034	$4,995	$1,764	$1,546	$1,815	$2,291	$2,300
Interest cost	17,374	15,470	15,520	1,295	1,170	1,276	2,247	2,085	2,141
Expected return on assets	(24,401)	(24,741)	(24,517)	—	—	—	(230)	(315)	(315)
Net amortization of prior service cost	26	58	58	2	2	2	(398)	(398)	(411)
Recognized net actuarial loss (gain)	3,763	8,632	4,007	535	1,000	1,001	—	216	499
Net periodic expense	$2,145	$6,253	$2,102	$6,827	$3,936	$3,825	$3,434	$3,879	$4,214

For the years ended December 31, 2019 and 2018, service costs were recorded in Operations and maintenance expense while non-service costs were recorded in Other expense on the Consolidated Statements of Income. For the year ended December 31, 2017, service costs and non-service costs were recorded in Operations and maintenance expense. Because non-service costs were not considered material for the year ended December 31, 2017, they were not reclassified on the Consolidated Statements of Income.

AOCI

For defined benefit plans, amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31 were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
Net (gain) loss	$5,322	$11,967	$9,893	$4,668	$90	$860
Prior service cost (gain)	—	1	2	3	(230)	(317)
Reclassification of certain tax effects from AOCI	—	(594)	—	(87)	—	(45)
Reclassification to regulatory asset	—	(5,600)	—	—	—	(919)
Total AOCI	$5,322	$5,774	$9,895	$4,584	$(140)	$(421)

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
Weighted-average assumptions used to determine benefit obligations:	2019	2018	2017	2019	2018	2017	2019	2018	2017

Discount rate	3.27%	4.40%	3.71%	3.14%	4.34%	3.56%	3.15%	4.28%	3.60%
Rate of increase in compensation levels	3.49%	3.52%	3.43%	5.00%	5.00%	5.00%	N/A	N/A	N/A

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
Weighted-average assumptions used to determine net periodic benefit cost for plan year:	2019	2018	2017	2019	2018	2017	2019	2018	2017

Discount rate (a)	4.40%	3.71%	4.27%	4.34%	3.67%	4.02%	4.28%	3.60%	4.05%
Expected long-term rate of return on assets (b)	6.00%	6.25%	6.75%	N/A	N/A	N/A	3.00%	3.93%	3.88%
Rate of increase in compensation levels	3.52%	3.43%	3.47%	5.00%	5.00%	5.00%	N/A	N/A	N/A
_____________________________

(a)	The estimated discount rate for the Defined Benefit Pension Plan is 3.27% for the calculation of the 2020 net periodic pension costs.

(b)	The expected rate of return on plan assets is 5.25% for the calculation of the 2020 net periodic pension cost.

The healthcare benefit obligation was determined at December 31 as follows:

	2019	2018
Trend Rate - Medical
Pre-65 for next year - All Plans	6.40%	6.70%
Pre-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2027	2027

Post-65 for next year - All Plans	4.92%	4.94%
Post-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2028	2026

The following benefit payments to employees, which reflect future service, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
2020	$24,586	$1,420	$5,919
2021	$25,774	$1,786	$5,974
2022	$26,728	$2,167	$5,790
2023	$27,795	$2,223	$5,521
2024	$28,547	$2,412	$5,329
2025-2029	$145,426	$14,689	$23,030

(19)    COMMITMENTS AND CONTINGENCIES

Power Purchase and Transmission Services Agreements

Through our subsidiaries, we have the following significant long-term power purchase contracts with non-affiliated third-parties:

•	Colorado Electric’s PPA with PRPA to purchase up to 60 MW of wind energy upon construction of a new wind project, which is expected in mid-2020. This agreement will expire May 31, 2030.

•	Colorado Electric’s PPA with PRPA to purchase 25 MW of unit contingent energy. This agreement will expire June 30, 2024.

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

•	South Dakota Electric’s PPA with PRPA to purchase up to 12 MW of wind energy through PRPA’s agreement with Silver Sage. This agreement will expire September 30, 2029.

•
Wyoming Electric’s PPA with Happy Jack, expiring September 3, 2028, provides up to 30 MW of wind energy. Under a separate intercompany agreement, Wyoming Electric sells 50% of the facility output to South Dakota Electric.

•
Wyoming Electric’s PPA with Silver Sage, expiring September 30, 2029, provides up to 30 MW of wind energy. Under a separate intercompany agreement, Wyoming Electric sells 20 MW of energy from Silver Sage to South Dakota Electric.

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

Costs under these power purchase contracts for the years ended December 31 were as follows (in thousands):

	2019	2018	2017
Colorado Electric PPA with PRPA - Unit Contingent Energy	$1,802	$—	$—
Colorado Electric PPA Busch Ranch I (a)	$—	$—	$1,966
South Dakota Electric PPA with PacifiCorp	$7,477	$13,681	$13,218
South Dakota Electric Transmission services agreement with PacifiCorp	$1,741	$1,742	$1,671
South Dakota Electric PPA with PRPA	$688	$223	$—
Wyoming Electric PPA with Happy Jack	$3,936	$3,884	$3,846
Wyoming Electric PPA with Silver Sage	$5,366	$5,376	$4,934

________________

(a)
On December 11, 2018, Black Hills Electric Generation purchased a 50% ownership interest of the Busch Ranch I. Black Hills Electric Generation and Colorado Electric now collectively own 100% of the wind farm.

Power Purchase Agreements - Related Party

On November 26, 2019, Black Hills Electric Generation completed and placed in service Busch Ranch II. Black Hills Electric Generation provides the wind energy generated from Busch Ranch II to Colorado Electric under a new PPA, which expires in November 2044.

On December 11, 2018, Black Hills Electric Generation purchased a 50% ownership interest in Busch Ranch I. Black Hills Electric Generation provides its 14.5 MW share of energy from the wind farm to Colorado Electric through a PPA, which expires in October 2037.

Colorado Electric’s PPA with Black Hills Colorado IPP expiring on December 31, 2031, provides 200 MW of power to Colorado Electric from Black Hills Colorado IPP’s combined-cycle turbines. Effective January 1, 2019, we changed how we account for this PPA at the segment level and now recognize on an accrual basis, rather than a finance lease. See Note 5 for additional information.

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

Our Gas Utilities segment has commitments to purchase physical quantities of natural gas under contracts indexed to various forward natural gas price curves. A portion of our gas purchases are purchased under evergreen contracts and are therefore, for purposes of this disclosure, carried out for 60 days. At December 31, 2019, the long-term commitments to purchase quantities of natural gas under contracts indexed to the following forward indices were as follows (in MMBtus):

	NNG-Ventura	NWPL-Wyoming
2020	3,660,000	1,520,000
2021	3,650,000	1,510,000
2022	1,810,000	1,510,000
2023	0	1,510,000
2024	0	910,000
Thereafter	0	0

Purchases under these contracts totaled $6.7 million, $27 million and $65 million for 2019, 2018 and 2017, respectively.

The following is a schedule of unconditional purchase obligations required under the power purchase, transmission services and natural gas transportation and storage agreements (in thousands):

	Power purchase and transmission services agreements	Natural gas transportation and storage agreements
2020	$25,476	$156,297
2021	$11,678	$148,149
2022	$11,678	$122,340
2023	$11,678	$93,905
2024	$2,738	$51,360
Thereafter	$—	$126,147

Future Purchase Agreement - Related Party

Wyoming Electric has a PPA with Black Hills Wyoming expiring on December 31, 2022, which provides 60 MW of unit-contingent capacity and energy from Black Hills Wyoming’s Wygen I facility. On August 2, 2019, Black Hills Wyoming and Wyoming Electric jointly filed a request with FERC for approval of a new 60 MW PPA. The agreement would fulfill the capacity need for Wyoming Electric at the expiration of the current agreement on December 31, 2022. If approved, Black Hills Wyoming will continue to deliver 60 MW of energy to Wyoming Electric from its Wygen I power plant starting January 1, 2023, and continuing for an additional 20 years to December 31, 2042. On December 23, 2019, the Company filed a response to questions from the FERC and awaits a decision from FERC.

Power Sales Agreements

Through our subsidiaries, we have the following significant long-term power sales contracts with non-affiliated third-parties:

•
During periods of reduced production at Wygen III in which MDU owns a portion of the capacity, or during periods when Wygen III is off-line, South Dakota Electric will provide MDU with 25 MW from our other generation facilities or from system purchases with reimbursement of costs by MDU. This agreement expires January 31, 2023.

•	South Dakota Electric has an agreement to provide MDU capacity and energy up to a maximum of 50 MW in excess of Wygen III ownership. This agreement expires December 31, 2023.

•
During periods of reduced production at Wygen III in which the City of Gillette owns a portion of the capacity, or during periods when Wygen III is off-line, South Dakota Electric will provide the City of Gillette with its first 23 MW from our other generating facilities or from system purchases with reimbursement of costs by the City of Gillette. Under this agreement which is renewed annually on September 3, South Dakota Electric will also provide the City of Gillette their operating component of spinning reserves.

•
South Dakota Electric has an amended agreement, effective January 1, 2019, to supply up to 20 MW of energy and capacity to MEAN under a contract that expires May 31, 2028. The contract terms are from June 1 through May 31 for each interval listed below. This contract is unit-contingent based on the availability of our Neil Simpson II and Wygen III plants, with decreasing capacity purchased over the term of the agreement. The unit-contingent capacity amounts from Wygen III and Neil Simpson II are as follows:

Contract Years	Total Contract Capacity		Contingent Capacity Amounts on Wygen III		Contingent Capacity Amounts on Neil Simpson II
2019-2020	15	MW	10	MW	5	MW
2020-2022	15	MW	7	MW	8	MW
2022-2023	15	MW	8	MW	7	MW
2023-2028	10	MW	5	MW	5	MW

•	South Dakota Electric has an agreement that expires December 31, 2021 to provide 50 MW of energy to Macquarie Energy, LLC during heavy and light load timing intervals.

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

Under our land leases for our wind generation facilities, we are required to reclaim all land where we have placed wind turbines. The reclamation liabilities are recorded at the present value of the estimated future cost to reclaim the land.

Under its mining permit, WRDC is required to reclaim all land where it has mined reserves. The reclamation liability is recorded at the present value of the estimated future cost to reclaim the land.

See Note 8 for additional information.

Manufactured Gas Processing

In 2008, we acquired whole and partial liabilities for former manufactured gas processing sites in Nebraska and Iowa which were previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, now valued at $1.1 million recorded in Other assets, non-current on our Consolidated Balance Sheets, which will be used to help offset remediation costs. We also have a $1.5 million regulatory asset for manufactured gas processing sites; see Note 13 for additional information.

As of December 31, 2019, our estimated liabilities for Iowa’s manufactured gas processing site currently range from approximately $2.6 million to $10 million for which we had $2.6 million accrued for remediation of the site as of December 31, 2019 included in Other deferred credits and other liabilities on our Consolidated Balance Sheets. The remediation cost estimate could change materially due to results of further investigations, actions of environmental agencies or the financial viability of other responsible parties.

For additional information, see Environmental Matters in Item 1 of this Annual Report on Form 10-K.

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

We had the following guarantees in place as of (in thousands):

	Maximum Exposure at
Nature of Guarantee	December 31, 2019	Expiration
Indemnification for subsidiary reclamation/surety bonds (a)	$55,527	Ongoing
Contract performance guarantee (b)	46,831	May 2020
	$102,358
_______________________

(a)
We have guarantees in place for reclamation and surety bonds for our subsidiaries. The guarantees were entered into in the normal course of business. To the extent liabilities are incurred as a result of activities covered by the surety bonds, such liabilities are included in our Consolidated Balance Sheets.

(b)
BHC has guaranteed the full and complete payment and performance on behalf of Black Hills Electric Generation for construction of Busch Ranch II. The guarantee terminates when BHC or Black Hills Electric Generation has paid for and performed all guaranteed obligations.

(21)    DISCONTINUED OPERATIONS

Results of operations for discontinued operations were classified as Net (loss) from discontinued operations in the accompanying Consolidated Statements of Income. Prior periods relating to our discontinued operations were reclassified to reflect consistency within our consolidated financial statements.

Oil and Gas Segment

On November 1, 2017, the BHC Board of Directors approved a complete divestiture of our Oil and Gas segment. We completed the divestiture in 2018.

In 2017, we performed a fair value assessment of the assets and liabilities classified as held for sale. We evaluated our disposal groups classified as held for sale based on the lower of carrying value or fair value less cost to sell. The market approach was based on our fourth quarter 2017 sale of our Powder River Basin assets and pending sale transactions of our other properties. We believe that the estimates used in calculating the fair value of our assets and liabilities held for sale were reasonable based on the information that was known when the estimates were made. At December 31, 2017, the fair value of our held for sale assets was less than our carrying value, which required a pre-tax write down of $20 million. There were no adjustments made to the fair value of our held for sale liabilities.

For the year ended December 31, 2018, we recorded $3.3 million of expenses comprised of royalty payments and reclamation costs related to final closing on the sale of oil and gas assets.

Operating results of the Oil and Gas segment included in Discontinued operations on the accompanying Consolidated Statements of Income were as follows (in thousands):

	For the Years Ended
	December 31, 2018	December 31, 2017

Revenue	$5,897	$25,382

Operations and maintenance	11,014	22,872
Loss on sale of assets	3,259	—
Depreciation, depletion and amortization	1,300	7,521
Impairment of long-lived assets	—	20,385
Total operating expenses	15,573	50,778

Operating (loss)	(9,676)	(25,396)

Interest income (expense), net	(19)	181
Other income (expense), net	190	(297)
Income tax benefit	2,618	8,413

Net (loss) from discontinued operations	$(6,887)	$(17,099)

(22)    QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following tables set forth select unaudited historical operating results and market data for each quarter of 2019 and 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts, dividends and common stock prices)
2019
Revenue	$597,810	$333,888	$325,548	$477,654
Operating income	$160,131	$54,001	$70,551	$121,359
Income from continuing operations	$107,362	$17,693	$15,395	$72,872
(Loss) from discontinued operations	$—	$—	$—	$—
Net income attributable to noncontrolling interest	$(3,554)	$(3,110)	$(3,655)	$(3,693)
Net income available for common stock	$103,808	$14,583	$11,740	$69,179

Amounts attributable to common shareholders:
Net income from continuing operations	$103,808	$14,583	$11,740	$69,179
Net (loss) from discontinued operations	—	—	—	—
Net income available for common stock	$103,808	$14,583	$11,740	$69,179

Income per share for continuing operations - Basic	$1.73	$0.24	$0.19	$1.13
(Loss) per share for discontinued operations - Basic	—	—	—	—
Earnings per share - Basic	$1.73	$0.24	$0.19	$1.13

Income per share for continuing operations - Diluted	$1.73	$0.24	$0.19	$1.13
(Loss) per share for discontinued operations - Diluted	—	—	—	—
Earnings per share - Diluted	$1.73	$0.24	$0.19	$1.13

Included within the Income (loss) from continuing operations in the third quarter of 2019 is $15 million non-cash after-tax impairment of our investment in equity securities of a privately held oil and gas company.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts, dividends and common stock prices)
2018
Revenue	$575,389	$355,704	$321,979	$501,196
Operating income	$148,274	$69,551	$65,085	$114,127
Income from continuing operations	$138,977	$27,167	$21,801	$91,604
(Loss) from discontinued operations	$(2,343)	$(2,427)	$(857)	$(1,260)
Net income attributable to noncontrolling interest	$(3,630)	$(2,823)	$(3,994)	$(3,773)
Net income available for common stock	$133,004	$21,917	$16,950	$86,571

Amounts attributable to common shareholders:
Net income from continuing operations	$135,347	$24,344	$17,807	$87,831
Net (loss) from discontinued operations	(2,343)	(2,427)	(857)	(1,260)
Net income available for common stock	$133,004	$21,917	$16,950	$86,571

Income per share for continuing operations - Basic	$2.54	$0.46	$0.33	$1.52
(Loss) per share for discontinued operations - Basic	(0.05)	(0.05)	(0.02)	(0.02)
Earnings per share - Basic	$2.49	$0.41	$0.32	$1.50

Income per share for continuing operations - Diluted	$2.50	$0.45	$0.32	$1.51
(Loss) per share for discontinued operations - Diluted	(0.04)	(0.05)	(0.02)	(0.02)
Earnings per share - Diluted	$2.46	$0.40	$0.31	$1.49

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2019. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is presented on Page 73 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors and information required by Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders, which is incorporated herein by reference. Information about our Executive Officers is reported in Part 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table includes information as of December 31, 2019 with respect to our equity compensation plans. These plans include the 2005 Omnibus Incentive Plan and 2015 Omnibus Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	160,179 (1)	$39.99 (1)	672,049 (2)
Equity compensation plans not approved by security holders	—	$—	—
Total	160,179	$39.99	672,049
_________________________

(1)
Includes 146,179 full value awards outstanding as of December 31, 2019, comprised of restricted stock units, performance shares, short-term incentive plan (STIP) units and Director common stock units. The weighted average exercise price does not include the restricted stock units, performance shares, STIP or common stock units. In addition, 192,120 shares of unvested restricted stock were outstanding as of December 31, 2019, which are not included in the above table because they have already been issued.

(2)
Shares available for issuance are from the 2015 Omnibus Incentive Plan. The 2015 Omnibus Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock based awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is set forth in the Proxy Statement for our 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth in the Proxy Statement for our 2020 Annual Meeting to Shareholders, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements

		Financial statements required under this item are included in Item 8 of Part II

	2.	Schedules

		Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017

	3.	Exhibits

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in our consolidated financial statements and notes thereto.

SCHEDULE II

Consolidated valuation and qualifying accounts are detailed within Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

4.4*	Form of Stock Certificate for Common Stock, Par Value $1.00 Per Share (filed as Exhibit 4.2 to the Registrant’s Form 10-K for 2000).

4.5	Description of Securities

10.1*†	Amended and Restated Pension Equalization Plan of Black Hills Corporation dated November 6, 2001 (filed as Exhibit 10.11 to the Registrant’s Form 10-K/A for 2001).
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

10.4*†	Black Hills Corporation Non-qualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011 (filed as Exhibit 10.4 to the Registrant’s Form 10-K for 2010).

10.5*†	First Amendment to the Black Hills Corporation Nonqualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011 (filed as Exhibit 10.5 to the Registrant’s Form 10-K for 2018).

10.6*†	Black Hills Corporation Post-2018 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.6 to the Registrant’s Form 10-K for 2018).

10.7*†	Black Hills Corporation 2005 Omnibus Incentive Plan (”Omnibus Plan”) (filed as Appendix A to the Registrant’s Proxy Statement filed April 13, 2005).
First Amendment to the Omnibus Plan (filed as Exhibit 10.11 to the Registrant’s Form 10-K for 2008).
Second Amendment to the Omnibus Plan (filed as Exhibit 10 to the Registrant’s Form 8-K filed on May 26, 2010).

10.8*†	Black Hills Corporation 2015 Omnibus Incentive Plan (filed as Appendix B to the Registrant’s Proxy Statement filed March 19, 2015).

10.9*†	Form of Stock Option Agreement for Omnibus Plan effective for awards granted on or after January 1, 2014 (filed as Exhibit 10.7 to the Registrant’s Form 10-K for 2013).
Form of Stock Option Agreement effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.8 to Registrant’s Form 10-K for 2015).

10.10*†	Form of Restricted Stock Award Agreement effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.10 to Registrant’s Form 10-K for 2015).

10.11*†	Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Plan effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.12 to the Registrant’s Form 10-K for 2015).

10.12†	Form of Performance Share Award Agreement effective for awards granted on or after January 1, 2016 (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).
Form of Performance Share Award Agreement effective for awards granted on or after January 1, 2017.

10.13*†	Form of Short-term Incentive effective for awards granted on or after January 1, 2016 (filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).

10.14*†	Form of Indemnification Agreement (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on September 3, 2004).

10.15†	Change in Control Agreement dated November 15, 2019 between Black Hills Corporation and Linden R. Evans.

10.16†	Change in Control Agreements between Black Hills Corporation and its non-CEO Senior Executive Officers.

10.17*†	Outside Directors Stock Based Compensation Plan as Amended and Restated effective January 1, 2009 (filed as Exhibit 10.23 to the Registrant’s Form 10-K for 2008).
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

10.18*†	Sixth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2019 (filed as Exhibit 10.18 to the Registrant’s Form 10-K for 2018).

10.19*†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees (filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).

10.20	Equity Distribution Sales Agreement dated August 4, 2017 among Black Hills Corporation and the several Agents named therein (filed as Exhibit 1.1 to the Registrant’s Form 8-K filed on August 4, 2017).
First Amendment to the Equity Distribution Sales Agreement.

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

BLACK HILLS CORPORATION

		By:	/S/ LINDEN R. EVANS
Linden R. Evans, President and Chief Executive Officer
Dated:	February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ LINDEN R. EVANS	Director and	February 14, 2020
Linden R. Evans, President	Principal Executive Officer
and Chief Executive Officer

/S/ RICHARD W. KINZLEY	Principal Financial and	February 14, 2020
Richard W. Kinzley, Senior Vice President	Accounting Officer
and Chief Financial Officer

/S/ DAVID R. EMERY	Director and	February 14, 2020
David R. Emery, Executive Chairman	Executive Chairman

/S/ TONY A. JENSEN	Director	February 14, 2020
Tony A. Jensen

/S/ MICHAEL H. MADISON	Director	February 14, 2020
Michael H. Madison

/S/ KATHLEEN S. MCALLISTER	Director	February 14, 2020
Kathleen S. McAllister

/S/ STEVEN R. MILLS	Director	February 14, 2020
Steven R. Mills

/S/ ROBERT P. OTTO	Director	February 14, 2020
Robert P. Otto

/S/ REBECCA B. ROBERTS	Director	February 14, 2020
Rebecca B. Roberts

/S/ MARK A. SCHOBER	Director	February 14, 2020
Mark A. Schober

/S/ TERESA A. TAYLOR	Director	February 14, 2020
Teresa A. Taylor

/S/ JOHN B. VERING	Director	February 14, 2020
John B. Vering

/S/ THOMAS J. ZELLER	Director	February 14, 2020
Thomas J. Zeller