Form 10-Q
period 2020-03-31
BLACK HILLS CORP /SD/
filed 2020-05-05
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common stock, $1.00 par value	62,749,727	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AOCI	Accumulated Other Comprehensive Income (Loss)
Arkansas Gas	Black Hills Energy Arkansas, Inc., a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Energy	The name used to conduct the business of our utility companies
Black Hills Energy Services
Black Hills Energy Services Company, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas commodity supply for the Choice Gas Programs (doing business as Black Hills Energy).

Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Power	Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy). Also known as South Dakota Electric.
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Wyoming	Black Hills Wyoming, LLC, a direct, wholly-owned subsidiary of Black Hills Electric Generation
Busch Ranch I	29 MW wind farm near Pueblo, Colorado, jointly owned by Colorado Electric and Black Hills Electric Generation, each having a 50% ownership interest in the wind farm.
Busch Ranch II	60 MW wind farm near Pueblo, Colorado, built by Black Hills Electric Generation to provide wind energy to Colorado Electric through a power purchase agreement expiring in November 2044.
CAPP
Customer Appliance Protection Plan, which provides appliance repair services to residential natural gas customers through on-going monthly service agreements. The consolidation of the existing Service Guard and CAPP plans into the revamped Service Guard Comfort Plan is currently underway across our service territories.

CARES Act
Coronavirus Aid, Relief, and Economic Security Act, signed on March 27, 2020, which is a tax and spending package intended to provide additional economic relief and address the impact of the COVID-19 pandemic.

Cheyenne Light
Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service in the Cheyenne, Wyoming area (doing business as Black Hills Energy). Also known as Wyoming Electric.

Choice Gas Program
Regulator-approved programs in Wyoming and Nebraska that allow certain utility customers to select their natural gas commodity supplier, providing for the unbundling of the commodity service from the distribution delivery service.

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

Consolidated Indebtedness to Capitalization Ratio
Any indebtedness outstanding at such time, divided by capital at such time. Capital being consolidated net worth (excluding noncontrolling interest) plus consolidated indebtedness (including letters of credit and certain guarantees issued) as defined within the current Revolving Credit Facility.

Cooling Degree Day (CDD)
A cooling degree day is equivalent to each degree that the average of the high and low temperatures for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.

Corriedale
Wind project near Cheyenne, Wyoming, that will be a 52.5 MW wind farm jointly owned by South Dakota Electric and Wyoming Electric and will serve as the dedicated wind energy supply to the Renewable Ready program.

COVID-19	The official name for the 2019 novel coronavirus disease, which was announced on February 11, 2020 by the World Health Organization, that is causing a global pandemic
CP Program	Commercial Paper Program
CPUC	Colorado Public Utilities Commission
CVA	Credit Valuation Adjustment
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Dekatherm. A unit of energy equal to 10 therms or approximately one million British thermal units (MMBtu)
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
Heating Degree Day (HDD)
A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.

HomeServe	Repair service plans offered to electric and natural gas residential customers that cover parts and labor to repair electrical, gas, heating, cooling, and water systems.
ICFR	Internal Controls over Financial Reporting
Iowa Gas
Black Hills Iowa Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Iowa (doing business as Black Hills Energy).

IPP	Independent power producer
IRS	United States Internal Revenue Service
Kansas Gas
Black Hills Kansas Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Kansas (doing business as Black Hills Energy)

MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy)
NPSC	Nebraska Public Service Commission
OCI	Other Comprehensive Income
PPA	Power Purchase Agreement
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

Revolving Credit Facility
Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended and restated on July 30, 2018, and now terminates on July 30, 2023.

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

Tech Services
Non-regulated product lines within Black Hills Corporation that 1) provide electrical system construction services to large industrial customers of our electric utilities and 2) serve gas transportation customers throughout its service territory by constructing and maintaining customer-owner gas infrastructure facilities, typically through one-time contracts.

TCJA	Tax Cuts and Jobs Act
Utilities	Black Hills’ Electric and Gas Utilities
Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corporation, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings (doing business as Black Hills Energy)
Wyodak Plant	Wyodak, a 362 MW mine-mouth coal-fired plant in Gillette, Wyoming, owned 80% by PacifiCorp and 20% by Black Hills Energy South Dakota. Our WRDC mine supplies all of the fuel for the plant.
Wyoming Electric
Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in the Cheyenne, Wyoming area (doing business as Black Hills Energy).

Wyoming Gas	Black Hills Wyoming Gas, LLC, an indirect and wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Wyoming (doing business as Black Hills Energy).

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)

Revenue	$537,050	$597,810

Operating expenses:
Fuel, purchased power and cost of natural gas sold	187,879	249,742
Operations and maintenance	125,466	123,584
Depreciation, depletion and amortization	56,402	51,028
Taxes - property and production	14,118	13,325
Total operating expenses	383,865	437,679

Operating income	153,185	160,131

Other income (expense):
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(35,781)	(35,016)
Interest income	328	299
Impairment of investment	(6,859)	—
Other income (expense), net	2,353	(789)
Total other income (expense)	(39,959)	(35,506)

Income before income taxes	113,226	124,625
Income tax (expense)	(16,002)	(17,263)
Net income	97,224	107,362
Net income attributable to noncontrolling interest	(4,050)	(3,554)
Net income available for common stock	$93,174	$103,808

Earnings per share of common stock:
Earnings per share, Basic	$1.51	$1.73
Earnings per share, Diluted	$1.51	$1.73

Weighted average common shares outstanding:
Basic	61,778	59,920
Diluted	61,856	60,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended March 31,
	2020	2019
	(in thousands)

Net income	$97,224	$107,362

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (net of tax of $(17) and $0, respectively	55	—
Reclassification adjustments of benefit plan liability - prior service cost (net of tax of $7 and $5, respectively)	(23)	(14)
Reclassification adjustments of benefit plan liability - net gain (net of tax of $(95) and $(53), respectively)	502	167
Derivative instruments designated as cash flow hedges:
Reclassification of net realized losses on settled/amortized interest rate swaps (net of tax of $(170) and $(163), respectively)	543	550
Net unrealized gains (losses) on commodity derivatives (net of tax of $54 and $(54), respectively)	(175)	180
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(115) and $128, respectively)	371	(426)
Other comprehensive income, net of tax	1,273	457

Comprehensive income	98,497	107,819
Less: comprehensive income attributable to noncontrolling interest	(4,050)	(3,554)
Comprehensive income available for common stock	$94,447	$104,265

See Note 11 for additional disclosures.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	March 31, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,137	$9,777
Restricted cash and equivalents	4,027	3,881
Accounts receivable, net	238,903	255,805
Materials, supplies and fuel	92,894	117,172
Derivative assets, current	1,780	342
Income tax receivable, net	22,319	16,446
Regulatory assets, current	49,415	43,282
Other current assets	26,198	26,479
Total current assets	489,673	473,184

Investments	15,250	21,929

Property, plant and equipment	6,808,261	6,784,679
Less: accumulated depreciation and depletion	(1,223,979)	(1,281,493)
Total property, plant and equipment, net	5,584,282	5,503,186

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	13,083	13,266
Regulatory assets, non-current	222,814	228,062
Other assets, non-current	24,258	19,376
Total other assets, non-current	1,559,609	1,560,158

TOTAL ASSETS	$7,648,814	$7,558,457

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

(unaudited)	As of
	March 31, 2020	December 31, 2019
	(in thousands, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136,344	$193,523
Accrued liabilities	203,445	226,767
Derivative liabilities, current	852	2,254
Regulatory liabilities, current	54,345	33,507
Notes payable	319,125	349,500
Current maturities of long-term debt	5,743	5,743
Total current liabilities	719,854	811,294

Long-term debt, net of current maturities	3,136,887	3,140,096

Deferred credits and other liabilities:
Deferred income tax liabilities, net	387,939	360,719
Regulatory liabilities, non-current	504,149	503,145
Benefit plan liabilities	152,693	154,472
Other deferred credits and other liabilities	122,869	124,662
Total deferred credits and other liabilities	1,167,650	1,142,998

Commitments and contingencies (See Notes 7, 9, 12, 13)

Equity:
Stockholders’ equity —
Common stock $1 par value; 100,000,000 shares authorized; issued 62,772,978 and 61,480,658 shares, respectively	62,773	61,481
Additional paid-in capital	1,652,861	1,552,788
Retained earnings	838,841	778,776
Treasury stock, at cost – 24,656 and 3,956 shares, respectively	(1,925)	(267)
Accumulated other comprehensive income (loss)	(29,382)	(30,655)
Total stockholders’ equity	2,523,168	2,362,123
Noncontrolling interest	101,255	101,946
Total equity	2,624,423	2,464,069

TOTAL LIABILITIES AND TOTAL EQUITY	$7,648,814	$7,558,457

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2020	2019
Operating activities:	(in thousands)
Net income	$97,224	$107,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	56,402	51,028
Deferred financing cost amortization	2,237	2,007
Impairment of investment	6,859	—
Stock compensation	291	3,296
Deferred income taxes	21,876	19,602
Employee benefit plans	1,235	3,137
Other adjustments, net	892	4,428
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	19,222	29,387
Accounts receivable and other current assets	8,171	(15,857)
Accounts payable and other current liabilities	(43,297)	(41,689)
Regulatory assets - current	20,679	13,031
Regulatory liabilities - current	1,316	(1,635)
Other operating activities, net	(1,138)	1,796
Net cash provided by operating activities	191,969	175,893

Investing activities:
Property, plant and equipment additions	(171,882)	(144,126)
Other investing activities	(1,202)	(901)
Net cash (used in) investing activities	(173,084)	(145,027)

Financing activities:
Dividends paid on common stock	(32,902)	(30,332)
Common stock issued	99,321	19,949
Net (payments) borrowings of short-term debt	(30,375)	(20,970)
Long-term debt - repayments	(4,291)	(1,436)
Distributions to noncontrolling interest	(4,741)	(4,846)
Other financing activities	(1,391)	(1,657)
Net cash provided by (used in) financing activities	25,621	(39,292)

Net change in cash, restricted cash and cash equivalents	44,506	(8,426)

Cash, restricted cash and cash equivalents at beginning of period	13,658	24,145
Cash, restricted cash and cash equivalents at end of period	$58,164	$15,719

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(21,776)	$(30,672)
Income taxes	—	8
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at March 31	53,011	56,571

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
December 31, 2019	61,480,658	$61,481	3,956	$(267)	$1,552,788	$778,776	$(30,655)	$101,946	$2,464,069
Net income available for common stock	—	—	—	—	—	93,174	—	4,050	97,224
Other comprehensive income, net of tax	—	—	—	—	—	—	1,273	—	1,273
Dividends on common stock ($0.535 per share)	—	—	—	—	—	(32,902)	—	—	(32,902)
Share-based compensation	69,378	69	20,700	(1,658)	2,263	—	—	—	674
Issuance of common stock	1,222,942	1,223	—	—	98,777	—	—	—	100,000
Issuance costs	—	—	—	—	(967)	—	—	—	(967)
Implementation of ASU 2016-13 Financial Instruments -- Credit Losses	—	—	—	—	—	(207)	—	—	(207)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,741)	(4,741)
March 31, 2020	62,772,978	$62,773	24,656	$(1,925)	$1,652,861	$838,841	$(29,382)	$101,255	$2,624,423

	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
December 31, 2018	60,048,567	$60,049	44,253	$(2,510)	$1,450,569	$700,396	$(26,916)	$105,835	$2,287,423
Net income (loss) available for common stock	—	—	—	—	—	103,808	—	3,554	107,362
Other comprehensive income, net of tax	—	—	—	—	—	—	457	—	457
Dividends on common stock ($0.505 per share)	—	—	—	—	—	(30,332)	—	—	(30,332)
Share-based compensation	48,956	49	(20,497)	1,078	(589)	—	—	—	538
Issuance of common stock	280,497	280	—	—	19,719	—	—	—	19,999
Issuance costs	—	—	—	—	(289)	—	—	—	(289)
Implementation of ASU 2016-02 Leases	—	—	—	—	—	3,390	—	—	3,390
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,846)	(4,846)
March 31, 2019	60,378,020	$60,378	23,756	$(1,432)	$1,469,410	$777,262	$(26,459)	$104,543	$2,383,702

BLACK HILLS CORPORATION

Notes to Condensed Consolidated Financial Statements
(unaudited)
(Reference is made to Notes to Consolidated Financial Statements included in the Company’s 2019 Annual Report on Form 10-K)

(1)    Management’s Statement

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Black Hills Corporation (together with our subsidiaries the “Company”, “us”, “we” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes included in our 2019 Annual Report on Form 10-K filed with the SEC.

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Condensed Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2020, December 31, 2019 and March 31, 2019 financial information. Certain industries in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for electric utilities is June through August while the normal peak usage season for gas utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three months ended March 31, 2020 and March 31, 2019, and our financial condition as of March 31, 2020 and December 31, 2019 are not necessarily indicative of the results of operations and financial condition to be expected for any other period. All earnings per share amounts discussed refer to diluted earnings per share unless otherwise noted.

Reclassification

We changed certain classifications of operating expenses on the Consolidated Statements of Income for the three months ended March 31, 2019.  Amounts previously reported as Operations and maintenance, Taxes - property and production, and Other operating expenses of ($0.3) million, ($0.3) million, and ($0.4) million, respectively, have been reclassified to Fuel, purchased power and cost of natural gas sold to conform with current year presentation.  The prior year reclassifications did not impact previously reported operating income or net income.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the outbreak a national emergency.  The U.S. government has deemed the electric and natural gas utilities as “critical” in providing essential services during this emergency.  As a provider of critical services, the Company has an obligation to provide services to our customers.  The Company remains focused on protecting the health of its employees and the communities in which it operates while assuring the continuity of its business operations.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented.  The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that for the three months ended March 31, 2020, there were no material adverse impacts on the Company’s results of operations.

Change in Accounting Principle - Pension Accounting Asset Method

Effective January 1, 2020, we changed our method of accounting for net periodic benefit cost. Prior to the change, the Company used a calculated value for determining market-related value of plan assets which amortized the effects of gains and losses over a five-year period. Effective with the accounting change, the Company will continue to use a calculated value for the return-seeking assets (equities) in the portfolio and change to fair value for the liability-hedging assets (fixed income). See Note 12 for additional information.

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

Recently Adopted Accounting Standards

Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, ASU 2016-13

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

We adopted this standard on January 1, 2020 with prior year comparative financial information remaining as previously reported when transitioning to the new standard. On January 1, 2020, we recorded an increase to our allowance for credit losses, primarily associated with the inclusion of expected losses on unbilled revenue. The cumulative effect of the adoption, net of tax impact, was $0.2 million, which was recorded as an adjustment to retained earnings.

Simplifying the Test for Goodwill Impairment, ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. We adopted this standard prospectively on January 1, 2020. Adoption of this guidance is not expected to have an impact on our financial position, results of operations or cash flows.

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

(2)    Revenue

Our revenue contracts generally provide for performance obligations that are: fulfilled and transfer control to customers over time; represent a series of distinct services that are substantially the same; involve the same pattern of transfer to the customer; and provide a right to consideration from our customers in an amount that corresponds directly with the value to the customer for the performance completed to date. Therefore, we recognize revenue in the amount to which we have a right to invoice. The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reporting segments for the three months ended March 31, 2020 and 2019. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended March 31, 2020	Electric Utilities	Gas Utilities	Power Generation	Mining	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$148,640	$298,247	$—	$14,403	$(7,839)	$453,451
Transportation	—	44,108	—	—	(139)	43,969
Wholesale	5,552	—	25,467	—	(23,612)	7,407
Market - off-system sales	4,867	138	—	—	(2,639)	2,366
Transmission/Other	14,857	12,572	—	—	(4,413)	23,016
Revenue from contracts with customers	$173,916	$355,065	$25,467	$14,403	$(38,642)	$530,209
Other revenues	223	5,708	499	802	(391)	6,841
Total revenues	$174,139	$360,773	$25,966	$15,205	$(39,033)	$537,050

Timing of revenue recognition:
Services transferred at a point in time	$—	$—	$—	$14,403	$(7,839)	$6,564
Services transferred over time	173,916	355,065	25,467	—	(30,803)	523,645
Revenue from contracts with customers	$173,916	$355,065	$25,467	$14,403	$(38,642)	$530,209

Three Months Ended March 31, 2019	Electric Utilities	Gas Utilities	Power Generation	Mining	Inter-company Revenues	Total
Customer Types:
Retail	$153,463	$354,275	$—	$15,829	$(8,128)	$515,439
Transportation	—	44,517	—	—	(432)	44,085
Wholesale	8,343	—	24,147	—	(21,891)	10,599
Market - off-system sales	6,692	217	—	—	(2,224)	4,685
Transmission/Other	14,175	13,190	—	—	(4,203)	23,162
Revenue from contracts with customers	$182,673	$412,199	$24,147	$15,829	$(36,878)	$597,970
Other revenues	254	(1,119)	1,098	600	(993)	(160)
Total Revenues	$182,927	$411,080	$25,245	$16,429	$(37,871)	$597,810

Timing of Revenue Recognition:
Services transferred at a point in time	$—	$—	$—	$15,829	$(8,128)	$7,701
Services transferred over time	182,673	412,199	24,147	—	(28,750)	590,269
Revenue from contracts with customers	$182,673	$412,199	$24,147	$15,829	$(36,878)	$597,970

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

Segment and Corporate and Other information is as follows (in thousands):

Three Months Ended March 31, 2020	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$167,503	$223	$6,413	$—	$174,139
Gas Utilities	354,287	5,708	778	—	360,773
Power Generation	1,855	443	23,612	56	25,966
Mining	6,564	467	7,839	335	15,205
Inter-company eliminations	—	—	(38,642)	(391)	(39,033)
Total	$530,209	$6,841	$—	$—	$537,050

Three Months Ended March 31, 2019	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$176,663	$254	$6,010	$—	$182,927
Gas Utilities	411,500	(1,119)	699	—	411,080
Power Generation	2,257	436	21,890	662	25,245
Mining	7,550	269	8,279	331	16,429
Inter-company eliminations	—	—	(36,878)	(993)	(37,871)
Total	$597,970	$(160)	$—	$—	$597,810

	Three Months Ended March 31,
	2020	2019
Adjusted operating income (a):
Electric Utilities	$35,650	$41,020
Gas Utilities	102,897	103,314
Power Generation	11,349	11,967
Mining	3,129	4,337
Corporate and Other	160	(507)
Operating income	153,185	160,131

Interest expense, net	(35,453)	(34,717)
Impairment of investment	(6,859)	—
Other income (expense), net	2,353	(789)
Income tax (expense)	(16,002)	(17,263)
Net income	97,224	107,362
Net income attributable to noncontrolling interest	(4,050)	(3,554)
Net income available for common stock	$93,174	$103,808
__________

(a)
Adjusted operating income recognizes intersegment revenues and costs for Colorado Electric’s PPA with Black Hills Colorado IPP on an accrual basis rather than as a finance lease. This presentation of segment information does not impact consolidated financial results.

Segment and Corporate and Other balances included in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

Total assets (net of inter-company eliminations) as of:	March 31, 2020	December 31, 2019
Segment:
Electric Utilities	$2,931,902	$2,900,983
Gas Utilities	4,043,539	4,032,339
Power Generation	412,572	417,715
Mining	80,289	77,175
Corporate and Other	180,512	130,245
Total assets	$7,648,814	$7,558,457

(4)    Selected Balance Sheet Information

Accounts Receivable

Following is a summary of Accounts receivable, net included in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2020	December 31, 2019
Accounts receivable, trade	$162,138	$144,747
Unbilled revenue	81,927	113,502
Less: Allowance for credit losses	(5,162)	(2,444)
Accounts receivable, net	$238,903	$255,805

The ongoing credit evaluation of our customers during the COVID-19 pandemic is further discussed in the Credit Risk section of Note 9. The Company did not experience material credit losses or customer defaults during the three months ended March 31, 2020.

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2020	December 31, 2019
Materials and supplies	$88,346	$82,809
Fuel - Electric Utilities	3,049	2,425
Natural gas in storage	1,499	31,938
Total materials, supplies and fuel	$92,894	$117,172

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2020	December 31, 2019
Accrued employee compensation, benefits and withholdings	$45,070	$62,837
Accrued property taxes	45,666	44,547
Customer deposits and prepayments	43,524	54,728
Accrued interest	43,776	31,868
Other (none of which is individually significant)	25,409	32,787
Total accrued liabilities	$203,445	$226,767

(5)    Regulatory Matters

We had the following regulatory assets and liabilities (in thousands) as of:

	March 31, 2020	December 31, 2019
Regulatory assets
Deferred energy and fuel cost adjustments (a)	$35,687	$34,088
Deferred gas cost adjustments (a)	—	1,540
Gas price derivatives (a)	1,302	3,328
Deferred taxes on AFUDC (b)	7,739	7,790
Employee benefit plans (c)	117,150	115,900
Environmental (a)	1,439	1,454
Loss on reacquired debt (a)	24,299	24,777
Renewable energy standard adjustment (a)	340	1,622
Deferred taxes on flow through accounting (c)	44,589	41,220
Decommissioning costs (b)	10,248	10,670
Gas supply contract termination (a)	7,007	8,485
Other regulatory assets (a)	22,429	20,470
Total regulatory assets	272,229	271,344
Less current regulatory assets	(49,415)	(43,282)
Regulatory assets, non-current	$222,814	$228,062

Regulatory liabilities
Deferred energy and gas costs (a)	$40,002	$17,278
Employee benefit plan costs and related deferred taxes (c)	41,518	43,349
Cost of removal (a)	170,954	166,727
Excess deferred income taxes (c)	283,690	285,438
TCJA revenue reserve	5,147	3,418
Other regulatory liabilities (c)	17,183	20,442
Total regulatory liabilities	558,494	536,652
Less current regulatory liabilities	(54,345)	(33,507)
Regulatory liabilities, non-current	$504,149	$503,145
__________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Activity

Except as discussed below, there have been no other significant changes to our Regulatory Matters from those previously disclosed in Note 13 of the Notes to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

Black Hills Wyoming and Wyoming Electric

Wygen 1 FERC Filing

Black Hills Wyoming has a PPA with Wyoming Electric expiring on December 31, 2022, which provides 60 MW of unit-contingent capacity and energy from Black Hills Wyoming’s Wygen I facility. On August 2, 2019, Black Hills Wyoming and Wyoming Electric jointly filed a request with FERC for approval of a new 60 MW PPA. The agreement would fulfill Wyoming Electric’s capacity need at the expiration of the current agreement on December 31, 2022. If approved, Black Hills Wyoming will continue to deliver 60 MW of energy to Wyoming Electric from its Wygen I power plant starting January 1, 2023, and continuing for an additional 20 years to December 31, 2042. On February 21, 2020, the FERC set this filing for hearing. However, the hearing has been placed in abeyance pending a FERC monitored settlement process. Settlement negotiations are ongoing among all parties. Any settlement would require FERC approval. To the extent the parties are unable to reach agreement, the next step in FERC’s process would be to set the matter for hearing. We will continue to evaluate our options to fulfill Wyoming Electric’s 60 MW capacity need.

Colorado Gas

Jurisdictional Consolidation and Rate Review

On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting approval to consolidate rates, tariffs, and services of its two existing gas distribution territories. The rate review requested $2.5 million in new revenue to recover investments in safety, reliability and system integrity. Colorado Gas also requested a new rider mechanism to recover future safety and integrity investments in its system. On December 27, 2019, the ALJ issued a recommended decision denying the company’s plan to consolidate rate territories and rider mechanism and also recommended a rate decrease. On April 14, 2020, the CPUC deliberated on the ALJ’s recommended decision and filed exceptions to that decision. The CPUC essentially accepted the ALJ’s recommended decisions, except for return on equity, which they lowered from 9.5% to 9.2%. A final order and new rates are anticipated to be effective in the second quarter of 2020.

(6)    Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Condensed Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Net income available for common stock	$93,174	$103,808

Weighted average shares - basic	61,778	59,920
Dilutive effect of:
Equity compensation	78	140
Weighted average shares - diluted	61,856	60,060

Earnings per share of common stock:
Earnings per share, Basic	$1.51	$1.73
Earnings per share, Diluted	$1.51	$1.73

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in thousands):

	Three Months Ended March 31,
	2020	2019

Equity compensation	12	6
Restricted stock	26	—
Anti-dilutive shares	38	6

(7)    Notes Payable, Current Maturities and Debt

We had the following short-term debt outstanding in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2020		December 31, 2019
	Balance Outstanding	Letters of Credit (a)	Balance Outstanding	Letters of Credit (a)
Revolving Credit Facility	$165,000	$17,281	$—	$30,274
CP Program	154,125	—	349,500	—
Total	$319,125	$17,281	$349,500	$30,274
_______________
(a) Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit
Facility.

For the three months ended March 31, 2020, we utilized a combination of our $750 million Revolving Credit Facility and CP Program to meet our business needs and support our capital investment plan. Our net short-term borrowings (payments) during the three months ended March 31, 2020 were $(30) million. The weighted average interest rate on Revolving Credit Facility and CP Program borrowings at March 31, 2020 was 1.92% and 1.74%, respectively.

Debt Covenants

Under our Revolving Credit Facility and term loan agreements, we are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Our Consolidated Indebtedness to Capitalization Ratio was calculated by dividing (i) consolidated indebtedness, which includes letters of credit and certain guarantees issued, by (ii) capital, which includes consolidated indebtedness plus consolidated net worth, which excludes noncontrolling interest in subsidiaries. Subject to applicable cure periods, a violation of any of these covenants would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding.

Our Revolving Credit Facility and term loans require compliance with the following financial covenant, which we were in compliance with at March 31, 2020:

	As of March 31, 2020	Covenant Requirement
Consolidated Indebtedness to Capitalization Ratio	58.2%	Less than	65%

South Dakota Electric Series 94A Debt

On March 24, 2020 South Dakota Electric paid off its $2.9 million, Series 94A variable rate notes due June 1, 2024. These notes were tendered by the sole investor on March 17, 2020.

(8)    Equity

February 2020 Equity Issuance

On February 27, 2020, we issued 1.2 million shares of common stock to a single investor through an underwritten registered transaction at a price of $81.77 per share for proceeds of $99 million, net of $1.0 million of issuance costs. The shares of common stock were offered pursuant to our shelf registration statement filed with the SEC.

ATM Activity

Our ATM allows us to sell shares of our common stock with an aggregate value of up to $300 million. The shares may be offered from time to time pursuant to a sales agreement dated August 4, 2017. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC. We did not issue any common shares during the three months ended March 31, 2020 under the ATM. During the three months ended March 31, 2019, we issued a total of 0.3 million shares of common stock under the ATM for proceeds of $20 million, net of $0.2 million in issuance costs.

(9)    Risk Management and Derivatives

Market and Credit Risk Disclosures

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

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed to the following market risks, including, but not limited to:

•
Commodity price risk associated with our retail natural gas and wholesale electric power marketing activities, as well as our fuel procurement for several of our gas-fired generation assets, which include market fluctuations due to unpredictable factors such as the COVID-19 pandemic, weather, market speculation, pipeline constraints, and other factors that may impact natural gas and electric energy supply and demand; and

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

Although we did not experience material credit losses or customer defaults for the three months ended March 31, 2020, we are monitoring COVID-19 impacts and changes to customer load, consistency in customer payments, requests for deferred or discounted payments, and requests for changes to credit limits to quantify future financial impacts to the allowance for credit losses.

Derivatives and Hedging Activity

Our derivative and hedging activities included in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income are detailed below and in Note 10.

Utilities

The operations of our utilities, including natural gas used by our Electric Utilities’ generation plants or those plants under PPAs where our Electric Utilities must provide the generation fuel (tolling agreements) and natural gas sold by our Gas Utilities, expose our utility customers to volatility in natural gas prices. Therefore, as allowed or required by state utility commissions, we have entered into commission-approved hedging programs utilizing natural gas futures, options, over-the-counter swaps and basis swaps to reduce our customers’ underlying exposure to these fluctuations. These transactions are considered derivatives, and in accordance with accounting standards for derivatives and hedging, mark-to-market adjustments are recorded as Derivative assets or Derivative liabilities on the accompanying Condensed Consolidated Balance Sheets, net of balance sheet offsetting as permitted by GAAP.

For our regulated Utilities’ hedging plans, unrealized and realized gains and losses, as well as option premiums and commissions on these transactions are recorded as Regulatory assets or Regulatory liabilities in the accompanying Condensed Consolidated Balance Sheets in accordance with the state utility commission guidelines. When the related costs are recovered through our rates, the hedging activity is recognized in the Condensed Consolidated Statements of Income.

We buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risk using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and/or sales from April 2020 through May 2022. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The effective portion of the gain or loss on these designated derivatives is reported in AOCI in the accompanying Condensed Consolidated Balance Sheets and the ineffective portion, if any, is reported in Fuel, purchased power and cost of natural gas sold. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long positions as of:

		March 31, 2020		December 31, 2019
	Units	Notional Amounts	Maximum Term (months) (a)	Notional Amounts	Maximum Term (months) (a)
Natural gas futures purchased	MMBtus	920,000	9	1,450,000	12
Natural gas options purchased, net	MMBtus	—	0	3,240,000	3
Natural gas basis swaps purchased	MMBtus	790,000	9	1,290,000	12
Natural gas over-the-counter swaps, net (b)	MMBtus	4,620,000	26	4,600,000	24
Natural gas physical contracts, net (c)	MMBtus	1,104,725	12	13,548,235	12
Electric wholesale contracts (c)	MWh	195,825	9	—	0
__________

(a)	Term reflects the maximum forward period hedged.

(b)	As of March 31, 2020, 800,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.

(c)	Volumes exclude contracts that qualify for the normal purchases and normal sales exception.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At March 31, 2020, the Company posted $0.5 million related to such provisions, which is included in Other current assets on the Condensed Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

As required by accounting standards for derivatives and hedges, fair values within the following tables are presented on a gross basis aside from the netting of asset and liability positions. Netting of positions is permitted in accordance with accounting standards for offsetting and under terms of our master netting agreements that allow us to settle positive and negative positions.

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$8	$1
Noncurrent commodity derivatives	Other assets, non-current	—	3
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(284)	(490)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(10)	(29)
Total derivatives designated as hedges		$(286)	$(515)

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$1,772	$341
Noncurrent commodity derivatives	Other assets, non-current	156	2
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(568)	(1,764)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(28)	(63)
Total derivatives not designated as hedges		$1,332	$(1,484)

Derivatives Designated as Hedges

The impacts of cash flow hedges on our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Income are presented below for the three months ended March 31, 2020 and 2019. Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$713	$713	Interest expense	$(713)	$(713)
Commodity derivatives	257	(320)	Fuel, purchased power and cost of natural gas sold	(486)	554
Total	$970	$393		$(1,199)	$(159)

Based on March 31, 2020 prices, a $0.3 million gain would be realized, reported in pre-tax earnings and reclassified from AOCI during the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedges

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019. Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended March 31,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives - Electric	Fuel, purchased power and cost of natural gas sold	$1,362	$—
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	766	25
		$2,128	$25

As discussed above, financial instruments used in our regulated utilities are not designated as cash flow hedges. There is no earnings impact for our Gas Utilities because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset or Regulatory liability accounts related to the hedges in our Gas Utilities were $1.3 million and $3.3 million as of March 31, 2020 and December 31, 2019, respectively. For our Electric Utilities, the unrealized gains and losses arising from these derivatives are recognized in the Consolidated Statements of Income.

(10)    Fair Value Measurements

We use the following fair value hierarchy for determining inputs for our financial instruments. Our assets and liabilities for financial instruments are classified and disclosed in one of the following fair value categories:

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

Recurring Fair Value Measurements

Derivatives

The commodity contracts for our Utilities segments are valued using the market approach and include forward strip pricing at liquid delivery points, exchange-traded futures, options, basis swaps and over-the-counter swaps and options (Level 2) for wholesale electric energy and natural gas contracts. For exchange-traded futures, options and basis swap assets and liabilities, fair value was derived using broker quotes validated by the exchange settlement pricing for the applicable contract. For over-the-counter instruments, the fair value is obtained by utilizing a nationally recognized service that obtains observable inputs to compute the fair value, which we validate by comparing our valuation with the counterparty. The fair value of these swaps includes a CVA based on the credit spreads of the counterparties when we are in an unrealized gain position or on our own credit spread when we are in an unrealized loss position. For additional information, see Note 1 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC.

	As of March 31, 2020
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Gas Utilities	$—	$1,949	$—	$(13)	$1,936
Commodity derivatives — Electric Utilities	—	1,362	—	—	1,362
Total	$—	$3,311	$—	$(13)	$3,298

Liabilities:
Commodity derivatives — Gas Utilities	$—	$2,464	$—	$(1,573)	$891
Total	$—	$2,464	$—	$(1,573)	$891

	As of December 31, 2019
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Gas Utilities	$—	$1,433	$—	$(1,085)	$348
Total	$—	$1,433	$—	$(1,085)	$348

Liabilities:
Commodity derivatives — Gas Utilities	$—	$5,254	$—	$(2,909)	$2,345
Total	$—	$5,254	$—	$(2,909)	$2,345

Pension and Postretirement Plan Assets

Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about the fair value measurements of their assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 18 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K. The Company has concluded that the market volatility associated with COVID-19 does not require interim re-measurement of our pension plan assets or defined benefit obligations. See Note 12 for additional information.

Nonrecurring Fair Value Measurement

A discussion of the fair value of our investment in equity securities of a privately held oil and gas company, a Level 3 asset, is included in Note 15.

Other fair value measures

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$3,142,630	$3,320,562	$3,145,839	$3,479,367
__________

(a)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified as Level 2 in the fair value hierarchy. Carrying amount of long-term debt is net of deferred financing costs.

(11)	Other Comprehensive Income (Loss)

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

The following table details reclassifications out of AOCI and into net income. The amounts in parentheses below indicate decreases to net income in the Condensed Consolidated Statements of Income for the period (in thousands):

	Location on the Condensed Consolidated Statements of Income	Amount Reclassified from AOCI
		Three Months Ended March 31,
		2020	2019
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(713)	$(713)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(486)	554
		(1,199)	(159)
Income tax	Income tax benefit (expense)	285	35
Total reclassification adjustments related to cash flow hedges, net of tax		$(914)	$(124)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$30	$19

Actuarial gain (loss)	Operations and maintenance	(597)	(220)
		(567)	(201)
Income tax	Income tax benefit (expense)	88	48
Total reclassification adjustments related to defined benefit plans, net of tax		$(479)	$(153)
Total reclassifications		$(1,393)	$(277)

Balances by classification included within AOCI, net of tax on the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2019	$(15,122)	$(456)	$(15,077)	$(30,655)
Other comprehensive income (loss)
before reclassifications	—	(175)	55	(120)
Amounts reclassified from AOCI	543	371	479	1,393
As of March 31, 2020	$(14,579)	$(260)	$(14,543)	$(29,382)

	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2018	$(17,307)	$328	$(9,937)	$(26,916)
Other comprehensive income (loss)
before reclassifications	—	180	—	180
Amounts reclassified from AOCI	550	(426)	153	277
As of March 31, 2019	$(16,757)	$82	$(9,784)	$(26,459)

(12)    Employee Benefit Plans

Change in Accounting Principle - Pension Accounting Asset Method

Effective January 1, 2020, the Company changed its method of accounting for net periodic benefit cost. Prior to the change, the Company used a calculated value for determining market-related value of plan assets which amortized the effects of gains and losses over a five-year period. Effective with the accounting change, the Company will continue to use a calculated value for the return-seeking assets (equities) in the portfolio and fair value for the liability-hedging assets (fixed income). The Company considers the fair value method for determining market-related value of liability-hedging assets to be a preferable method of accounting because asset-related gains and losses are subject to amortization into pension cost immediately. Additionally, the fair value for liability-hedging assets allows for the impact of gains and losses on this portion of the asset portfolio to be reflected in tandem with changes in the liability which is linked to changes in the discount rate assumption for re-measurement.

We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the Company calculated the cumulative difference using a calculated value versus fair value to determine market-related value for liability-hedging assets of the portfolio. The cumulative effect of this change, as of January 1, 2020, resulted in a decrease to prior service costs, as recorded in Other income (expense), net, of $0.6 million, an increase in Income tax expense of $0.2 million and an increase to Net income of $0.4 million within the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2020.

Funding Status of Employee Benefit Plans

Based on the fair value of assets and estimated discount rate used to value benefit obligations as of March 31, 2020, we estimate the unfunded status of our employee benefit plans to be approximately $46 million compared to $51 million at December 31, 2019. The Company has concluded that the market volatility associated with COVID-19 does not require interim re-measurement of our pension plan assets or defined benefit obligations.

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$1,353	$1,346
Interest cost	3,357	4,343
Expected return on plan assets	(5,648)	(6,100)
Prior service cost (benefit)	—	6
Net loss (gain)	2,093	941
Net periodic benefit cost	$1,155	$536

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$514	$454
Interest cost	412	560
Expected return on plan assets	(45)	(57)
Prior service cost (benefit)	(137)	(99)
Net loss (gain)	5	—
Net periodic benefit cost	$749	$858

Supplemental Non-qualified Defined Benefit and Defined Contribution Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit and Defined Contribution Plans were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$(1,370)	$1,285
Interest cost	275	324
Net loss (gain)	426	134
Net periodic benefit cost	$(669)	$1,743

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made in the first quarter of 2020 and anticipated contributions for 2020 and 2021 are as follows (in thousands):

	Contributions Made	Additional Contributions	Contributions
	Three Months Ended March 31, 2020	Anticipated for 2020	Anticipated for 2021
Defined Benefit Pension Plan	$—	$12,700	$12,700
Non-pension Defined Benefit Postretirement Healthcare Plans	$1,335	$4,006	$5,364
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$355	$1,065	$1,614

(13)    Commitments and Contingencies

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 19 of our Notes to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K except for those described below.

Future Purchase Agreement - Black Hills Wyoming and Wyoming Electric

Black Hills Wyoming has a PPA with Wyoming Electric expiring on December 31, 2022, which provides 60 MW of unit-contingent capacity and energy from Black Hills Wyoming’s Wygen I facility. On August 2, 2019, Black Hills Wyoming and Wyoming Electric jointly filed a request with FERC for approval of a new 60 MW PPA. On February 21, 2020, the FERC set this filing for hearing. However, the hearing has been placed in abeyance pending a FERC monitored settlement process. Settlement negotiations are ongoing among all parties. Any settlement would require FERC approval. To the extent the parties are unable to reach agreement, the next step in FERC’s process would be to set the matter for hearing. See Note 5 for additional information.

(14)    Income Taxes

CARES Act

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contained in part, an allowance for deferral of the employer portion of Social Security employment tax liabilities until 2021 and 2022, as well as a COVID-19 employee retention tax credit of up to $5,000 per eligible employee.

Eligible employers are taxpayers experiencing either: (1) a full or partial suspension of business operations stemming from a government COVID-19-related order or (2) a more than 50% drop in gross receipts compared to the corresponding calendar quarter in 2019. This 50% employee retention tax credit applies to up to $10,000 in qualified wages paid between March 13, 2020 through December 31, 2020, and is refundable to the extent it exceeds the employer portion of payroll tax liability.

Eligible wages or employer-paid health benefits must be paid for the period of time during which an employee did not provide services. However, employees do not need to stop providing all services to the employer for the credit to potentially apply.

Additionally, the CARES Act accelerates the amount of alternative minimum tax (“AMT”) credits that can be refunded for the 2018 and 2019 annual tax returns.

Based on the timing of the CARES Act, for the three months ended March 31, 2020, the related tax benefits from the CARES Act were not material. We are currently reviewing the potential future benefits related to employee retention tax credits and the payroll tax deferral provision to assess the impact on our financial position, results of operations and cash flows.

Income tax (expense) for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

Income tax benefit (expense) for the three months ended March 31, 2020 was $(16) million compared to $(17) million reported for the same period in 2019. For the three months ended March 31, 2020 the effective tax rate was 14.1% compared to 13.9% for the same period in 2019. The higher effective tax rate is primarily due to a discrete tax adjustment related to the impairment of our investment in equity securities of a privately held oil and gas company partially offset by increased tax benefits from forecasted federal production tax credits associated with new wind assets.

(15)     Investments

In February 2018, we contributed $28 million of assets in exchange for equity securities in a privately held oil and gas company as we divested our Oil and Gas segment. The carrying value of our investment in the equity securities was recorded at cost. We review this investment on a periodic basis to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the value of the investment.

During the third quarter of 2019, we assessed our investment for impairment as a result of a deterioration in earnings performance of the privately held oil and gas company and an adverse change in future natural gas prices. We engaged a third-party valuation consultant to estimate the fair value of our investment. The valuation was primarily based on an income approach but also considered a market valuation approach. The significant inputs used to estimate the fair value were the oil and gas reserve quantities and values utilizing forward market price curves, industry standard reserve adjustment factors and a discount rate of 10%. Based on the results of the valuation, we concluded that the carrying value of the investment exceeded fair value. As a result, we recorded a pre-tax impairment loss of $20 million for the three months ended September 30, 2019, which was the difference between the carrying amount and the fair value of the investment at that time.

During the first quarter of 2020, we assessed our investment for impairment as a result of continued adverse changes in future natural gas prices and liquidity concerns at the privately held oil and gas company. We performed an internal analysis to compute the fair value of our investment, utilizing a consistent methodology as applied during the third quarter of 2019. Based on the results of the valuation, we concluded that the carrying value of the investment exceeded fair value. As a result, we recorded a pre-tax impairment loss of $6.9 million for the three months ended March 31, 2020, which was the difference between the carrying amount and the fair value of the investment at March 31, 2020.

The following table presents the carrying value of our investments (in thousands) as of:

	March 31, 2020	December 31, 2019
Investment in privately held oil and gas company	$1,500	$8,359
Cash surrender value of life insurance contracts	13,235	13,056
Other investments	515	514
Total investments	$15,250	$21,929

(16)    Subsequent Events

We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures, with the exception of the Note 5 disclosure surrounding Colorado Gas’ jurisdictional consolidation and rate review.

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a customer-focused, growth-oriented utility company operating in the United States. We report our operations and results in the following financial segments:

Electric Utilities: Our Electric Utilities segment generates, transmits and distributes electricity to approximately 214,000 customers in Colorado, Montana, South Dakota and Wyoming. Our electric generating facilities and power purchase agreements provide for the supply of electricity principally to our distribution systems. Additionally, we sell excess power to other utilities and marketing companies, including our affiliates. We also provide non-regulated services through our Tech Services product lines.

Gas Utilities: Our Gas Utilities segment conducts natural gas utility operations through our Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming subsidiaries. Our Gas Utilities segment distributes and transports natural gas through our pipeline network to approximately 1,066,000 natural gas customers. Additionally, we sell contractual pipeline capacity and gas commodities to other utilities and marketing companies, including our affiliates, on an as-available basis.

Black Hills Energy Services provides natural gas supply to approximately 49,000 retail distribution customers under the Choice Gas Program in Nebraska and Wyoming. Additionally, we provide services under the Service Guard Comfort Plan and Tech Services and also offer HomeServe products.

Power Generation: Our Power Generation segment produces electric power from its non-regulated generating plants and sells the electric capacity and energy primarily to our utilities under long-term contracts.

Mining: Our Mining segment extracts coal at our mine near Gillette, Wyoming, and sells the coal primarily to on-site, mine-mouth power generation facilities.

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

Certain industries in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three months ended March 31, 2020 and 2019, and our financial condition as of March 31, 2020 and December 31, 2019, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

See Forward-Looking Information in the Liquidity and Capital Resources section of this Item 2, beginning on Page 45.

The segment information does not include inter-company eliminations. Minor differences in amounts may result due to rounding. All amounts are presented on a pre-tax basis unless otherwise indicated.

Results of Operations

COVID-19 Pandemic

One of the Company’s core values is safety. The COVID-19 pandemic has given us an opportunity to demonstrate our commitment to the health and safety of our employees, customers, business partners and the communities we serve. We have executed our business continuity plans across all of our jurisdictions with the goal of continuing to provide safe and reliable service during the COVID-19 pandemic.

For the three months ended March 31, 2020, we did not experience significant impacts to our financial results and operational activities due to COVID-19.

Decline in revenues and customer loads for the three months ended March 31, 2020, when compared to the same period in the prior year, were driven primarily by weather. We continue to closely monitor loads, particularly in states that have implemented more restrictive stay-at-home executive orders or recommendations. We have proactively communicated with various commercial and industrial customers in our service territories to understand their needs and forecast the potential financial implications. We did not experience a significant increase in bad debt expense for the three months ended March 31, 2020. We have informed both our customers and regulators that disconnections for non-payment will be temporarily suspended. We continue to monitor the impacts of COVID-19 on our cash flows and bad debt expense.

We continue to maintain adequate liquidity to operate our businesses and fund our capital investment program. In February 2020, the Company issued $100 million in equity to support its 2020 capital investment program. For the three months ended March 31, 2020, the Company utilized a combination of its $750 million Revolving Credit Facility and CP Program to meet its funding requirements. In recent weeks, the liquidity for A-2/P-2 rated issuers, which is the Company’s current Commercial Paper rating with S&P and Moody’s, respectively, within the Commercial Paper market has improved which provides additional liquidity options under the Revolving Credit Facility. The Company has no material debt maturities until late 2023, and as of March 31, 2020, had $468 million of liquidity which included cash and available capacity on its Revolving Credit Facility. We also continue to monitor the funding status of our employee benefit plan obligations, which did not materially change during the first quarter 2020.

We are monitoring supply chains, including lead times for key materials and supplies, availability of resources, and status of large capital projects. To date, there have been limited impacts to supply chains including availability of supplies and materials and lead times. Capital projects are ongoing without material disruption to schedules. Our third party resources continue to support our business plans without disruption. Contingency plans are ongoing due to the impacts of COVID-19, including the potential for rescheduling projects. We currently do not anticipate a significant impact on our capital investment plan for 2020.

We continue to work closely with local health, public safety and government officials to minimize the spread of COVID-19 and minimize the impact to our employees and the service we provide to our customers. Some of the actions the Company has taken include implementing protocols for our field operations personnel to continue to safely and effectively interact with our customers, asking employees to work from home to the extent possible, quarantining employees if they had traveled to an at-risk area, limiting travel to only mission critical purposes and sequestering essential employees.

As we look forward, we anticipate that our 2020 operating results could potentially be impacted as a result of COVID-19, including impact related to the following:

•	Increased residential load and decreased commercial and industrial demand;

•	Increased allowance for credit losses and bad debt expense as a result of suspending disconnections and delayed or non-payment from customers;

•	Disruption in our supply chains impacting our ability to timely execute our capital investment and maintenance project plans;

•	Volatility in cost of sales due to changes in commodity prices;

•	Rate actions from our regulators;

•	Decreased training, travel and outside services related expenses;

•
Increased operation and maintenance costs if we experience a shortage of labor availability which would lead to deferral of capital projects and sequestration costs for employees deemed critical at our generating facilities; and

•
Increased tax benefits for employee retention tax credits and reduced cash tax payments for the payroll tax deferral provision and acceleration of alternative minimum tax (“AMT”) credit refunds from the CARES Act

We provide recurring status updates and maintain ongoing dialogue with the regulatory commissions in our jurisdictions.  We are working with regulators in each of our service territories to preserve our right for deferred regulatory treatment for certain COVID-19 related costs at a later date.

During these uncertain times, we remain highly focused on the safety and health of our employees, customers, business partners and communities. We continue to monitor load, customers’ ability to pay, the potential for supply chain disruption that may impact our capital and maintenance project plans, the availability of resources to execute our plans and the capital markets to ensure we have the liquidity necessary to support our financial needs.

Consolidated Summary and Overview

	Three Months Ended March 31,
	2020		2019
(in millions, except per share amounts)	Income	EPS	Income	EPS

Net income available for common stock	$93.2	$1.51	$103.8	$1.73

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.

The variance to the prior year included the following:

•
Electric Utilities’ adjusted operating income decreased $5.4 million primarily due to lower heating demand from warmer winter weather, lower power marketing margins and higher operating expenses partially offset by increased mark-to-market on wholesale energy contracts and increased rider revenues;

•
Gas Utilities’ adjusted operating income decreased $0.4 million primarily due to lower heating demand from warmer winter weather and higher operating expenses mostly offset by new rates, prior year amortization of excess deferred income taxes, customer growth and increased mark-to-market on non-utility natural gas commodity contracts;

•	A $6.9 million pre-tax non-cash impairment of our investment in equity securities of a privately held oil and gas company; and

•	A $3.1 million increase in other income primarily due to reduced costs for our non-qualified benefit plan driven by market performance on plan assets.

The following table summarizes select financial results by operating segment and details significant items (in thousands):

	Three Months Ended March 31,
	2020	2019	Variance
Revenue
Revenue	$576,083	$635,681	$(59,598)
Inter-company eliminations	(39,033)	(37,871)	(1,162)
	$537,050	$597,810	$(60,760)
Adjusted operating income (a)
Electric Utilities	$35,650	$41,020	$(5,370)
Gas Utilities	102,897	103,314	(417)
Power Generation	11,349	11,967	(618)
Mining	3,129	4,337	(1,208)
Corporate and Other	160	(507)	667
Operating income	153,185	160,131	(6,946)

Interest expense, net	(35,453)	(34,717)	(736)
Impairment of investment	(6,859)	—	(6,859)
Other income (expense), net	2,353	(789)	3,142
Income tax (expense)	(16,002)	(17,263)	1,261
Net income	97,224	107,362	(10,138)
Net income attributable to noncontrolling interest	(4,050)	(3,554)	(496)
Net income available for common stock	$93,174	$103,808	$(10,634)
__________

(a)
Adjusted operating income recognizes intersegment revenues and costs for Colorado Electric’s PPA with Black Hills Colorado IPP on an accrual basis rather than as a finance lease. This presentation of segment information does not impact consolidated financial results.

Business Segment Highlights and Corporate Activity

Electric Utilities Segment

•
On April 14, 2020, Colorado Electric submitted its 30-day report to the CPUC summarizing the first milestone in the Renewable Advantage Plan which is expected to provide cost savings to customers and double its renewable energy portfolio. The bidding process for new renewable energy projects concluded on February 15, 2020, attracting interest from developers in southern Colorado and across the U.S. In total, Colorado Electric received 54 bids from 25 bidders for renewable energy projects at varying sizes, prices, technology types and locations, with the majority of projects to be sited in Pueblo and Pueblo County. The winning bid(s) and pricing will be determined in June 2020 when Colorado Electric files its 120-day report to the CPUC.

•
Construction continues on the $79 million Corriedale project, which is expected to be placed in service by year-end 2020. As a result of COVID-19, we regularly communicate with our key suppliers to maintain visibility into any disruptions they are experiencing in the receipt of supplies and materials from their suppliers. At this time, we have not experienced significant disruption in our supply chain due to COVID-19 which would cause us to adjust the in-service date for this project. If significant disruptions occur and we were unable to complete the project by December 31, 2020, we could experience loss of production tax credits.

•
On August 2, 2019, Black Hills Wyoming and Wyoming Electric jointly filed a request with FERC for approval of a new 60 MW PPA. If approved, Wyoming Electric will continue to receive 60 MW of energy from the Wygen I power plant starting January 1, 2023, and for 20 additional years. On February 21, 2020, the FERC set this filing for hearing. However, the hearing has been placed in abeyance pending a FERC monitored settlement process. Settlement negotiations are ongoing among all parties. Any settlement would require FERC approval. To the extent the parties are unable to reach agreement, the next step in FERC’s process would be to set the matter for hearing. We will continue to evaluate our options to fulfill our 60 MW capacity need.

Gas Utilities Segment

•
On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting approval to consolidate rates, tariffs, and services of its two existing gas distribution territories. The rate review requested $2.5 million in new revenue to recover investments in safety, reliability and system integrity. Colorado Gas also requested a new rider mechanism to recover future safety and integrity investments in its system. On December 27, 2019, the ALJ issued a recommended decision denying the company’s plan to consolidate rate territories and rider mechanism and also recommended a rate decrease. On April 14, 2020, the CPUC deliberated on the ALJ’s recommended decision and filed exceptions to that decision. The CPUC essentially accepted the ALJ’s recommended decisions, except for return on equity, which they lowered from 9.5% to 9.2%. A final order and new rates are anticipated to be effective in the second quarter of 2020.

•
Wyoming Gas’s new single statewide rate structure was effective March 1, 2020. On December 11, 2019, Wyoming Gas received approval from the WPSC to consolidate the rates, tariffs and services of its four existing gas distribution territories. New rates are expected to generate $13 million in new revenue based on a return on equity of 9.40% and a capital structure of 50.23% equity and 49.77% debt. The approval also allows for a rider to recover integrity investments for system safety and reliability.

•
On January 1, 2020, Nebraska Gas completed the legal consolidation of its two natural gas utilities, having received approval from the NPSC on October 29, 2019. A rate review is expected to be filed mid-year 2020 to consolidate the rates, tariffs and services of its two utilities.

Power Generation Segment

•
On August 2, 2019, Black Hills Wyoming and Wyoming Electric jointly filed a request with FERC for approval of a new 60 MW PPA. If approved, Black Hills Wyoming will continue to deliver 60 MW of energy to Wyoming Electric from its Wygen I power plant starting January 1, 2023, and for 20 additional years. On February 21, 2020, the FERC set this filing for hearing. However, the hearing has been placed in abeyance pending a FERC monitored settlement process. See additional information in the Electric Utilities Segment highlights above.

Corporate and Other

•	On April 16, 2020, S&P affirmed South Dakota Electric’s credit rating at A.

•	On April 10, 2020, S&P affirmed our BBB+ rating and maintained a stable outlook.

•	On February 27, 2020, we issued 1.2 million shares of common stock at a price of $81.77 per share for net proceeds of $99 million.

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

For the three months ended March 31, 2020, we did not experience significant impacts to gross margin for any business segment as a result of COVID-19. Prudently incurred fuel, purchased power, and natural gas costs to serve our customers are recovered through cost adjustment mechanisms at each of our regulated utilities.

Our gross margin measure may not be comparable to other companies’ gross margin measure. Furthermore, this measure is not intended to replace operating income, as determined in accordance with GAAP, as an indicator of operating performance.

Electric Utilities

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Revenue	$174,139	$182,927	$(8,788)

Total fuel and purchased power	64,460	73,283	(8,823)

Gross margin (non-GAAP)	109,679	109,644	35

Operations and maintenance	50,499	47,144	3,355
Depreciation and amortization	23,530	21,480	2,050
Total operating expenses	74,029	68,624	5,405

Adjusted operating income	$35,650	$41,020	$(5,370)

Results of Operations for the Electric Utilities for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019:

Gross margin for the three months ended March 31, 2020 did not change as a result of the following:

(in millions)
Increased mark-to-market on wholesale energy contracts	$1.4
Rider recovery	1.0
Weather	(1.8)
Off-system power marketing	(1.2)
Other	0.6
Total change in Gross margin (non-GAAP)	$—

Operations and maintenance expense increased primarily due to higher employee-related costs and higher generation expenses driven by timing of planned outages.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Operating Statistics

	Electric Revenue		Quantities Sold
	(in thousands)		(MWh)
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Residential	$54,505	$57,638	373,150	389,178
Commercial	57,823	60,963	494,308	505,573
Industrial	32,169	32,440	460,632	426,614
Municipal	3,878	4,139	36,399	36,636
Subtotal Retail Revenue - Electric	148,375	155,180	1,364,489	1,358,001
Contract Wholesale (a)	5,553	8,343	131,778	223,020
Off-system/Power Marketing Wholesale	4,867	6,692	165,785	140,850
Other	15,344	12,712	—	—
Total Revenue and Energy Sold	174,139	182,927	1,662,052	1,721,871
Other Uses, Losses or Generation, net (b)	—	—	90,871	97,000
Total Revenue and Energy	174,139	182,927	1,752,923	1,818,871
Less cost of fuel and purchased power	64,460	73,283
Gross Margin (non-GAAP)	$109,679	$109,644

Three Months Ended March 31,	Electric Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Quantities Sold (MWh) (b)
	2020	2019	2020	2019	2020	2019
Colorado Electric	$58,558	$59,847	$32,270	$31,444	550,771	491,682
South Dakota Electric (a)	71,611	79,041	55,624	56,308	685,224	845,001
Wyoming Electric	43,970	44,039	21,785	21,892	516,928	482,188
Total Electric Revenue, Gross Margin (non-GAAP), and Quantities Sold	$174,139	$182,927	$109,679	$109,644	1,752,923	1,818,871
________________

(a)
Revenue and purchased power for the three months ended March 31, 2020, as well as associated quantities, for certain wholesale contracts have been presented on a net basis.  Amounts for the three months ended March 31, 2019 were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

(b)	Includes company uses, line losses, and excess exchange production.

	Three Months Ended March 31,
Quantities Generated and Purchased (MWh)	2020	2019

Coal-fired	547,829	585,295
Natural Gas and Oil	167,744	124,657
Wind	73,550	55,419
Total Generated	789,123	765,371
Purchased (a)	963,800	1,053,500
Total Generated and Purchased	1,752,923	1,818,871

	Three Months Ended March 31,
Quantities Generated and Purchased (MWh)	2020	2019
Generated:
Colorado Electric	94,051	100,530
South Dakota Electric	472,966	457,369
Wyoming Electric	222,106	207,472
Total Generated	789,123	765,371
Purchased:
Colorado Electric	456,720	391,152
South Dakota Electric (a)	212,258	387,632
Wyoming Electric	294,822	274,716
Total Purchased	963,800	1,053,500

Total Generated and Purchased	1,752,923	1,818,871
________________

(a)
Purchased power quantities for the three months ended March 31, 2020, for certain wholesale contracts have been presented on a net basis.  Amounts for the three months ended March 31, 2019 were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

	Three Months Ended March 31,
	2020			2019
Heating Degree Days	Actual	Variance from Normal	Actual Variance to Prior Year	Actual	Variance from Normal

Colorado Electric	2,456	(7)%	(4)%	2,549	(4)%
South Dakota Electric	3,111	(3)%	(21)%	3,916	22%
Wyoming Electric	2,999	(1)%	(6)%	3,198	—%
Combined (a)	2,789	(4)%	(11)%	3,147	7%
____________________

(a)	Combined actuals are calculated based on the weighted average number of total customers by state.

	Three Months Ended March 31,
Contracted Power Plant Fleet Availability (a)	2020	2019
Coal-fired plants	90.8%	96.2%
Natural gas-fired plants and Other plants (b)	83.5%	90.7%
Wind	99.0%	96.8%
Total Availability	87.1%	92.9%

Wind Capacity Factor	45.6%	42.6%
____________________

(a)	Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.

(b)	2020 included an unplanned outage at Pueblo Airport Generation.

Gas Utilities

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Revenue:
Natural gas - regulated	$335,897	$383,875	$(47,978)
Other - non-regulated services	24,876	27,205	(2,329)
Total revenue	360,773	411,080	(50,307)

Cost of sales:
Natural gas - regulated	153,999	201,050	(47,051)
Other - non-regulated services	1,363	6,229	(4,866)
Total cost of sales	155,362	207,279	(51,917)

Gross margin (non-GAAP)	205,411	203,801	1,610

Operations and maintenance	77,293	77,938	(645)
Depreciation and amortization	25,221	22,549	2,672
Total operating expenses	102,514	100,487	2,027

Adjusted operating income	$102,897	$103,314	$(417)

Results of Operations for the Gas Utilities for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019:

Gross margin for the three months ended March 31, 2020 increased as a result of:

(in millions)
New rates	$5.1
Prior year amortization of excess deferred income taxes	3.2
Customer growth - distribution	1.5
Increased mark-to-market on non-utility natural gas commodity contracts	0.9
Non-utility - Gas supply services	0.8
Weather	(10.4)
Decreased transportation and transmission	(0.7)
Other	1.2
Total increase in Gross margin (non-GAAP)	$1.6

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Operating Statistics

	Gas Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019

Residential	$207,231	$241,129	$103,121	$105,057	28,230,795	32,838,018
Commercial	80,236	96,139	33,519	35,158	12,834,803	14,990,848
Industrial	5,200	6,014	2,043	2,017	1,061,052	1,182,527
Other	(1,242)	(4,354)	(1,242)	(4,354)	—	—
Total Distribution	291,425	338,928	137,441	137,878	42,126,650	49,011,393

Transportation and Transmission	44,472	44,947	44,457	44,947	45,055,507	46,316,160

Total Regulated	335,897	383,875	181,898	182,825	87,182,157	95,327,553

Non-regulated Services	24,876	27,205	23,513	20,976

Total Gas Revenue & Gross Margin (non-GAAP)	$360,773	$411,080	$205,411	$203,801

	Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019

Arkansas Gas	$74,845	$79,391	$48,855	$44,282	10,962,948	12,424,196
Colorado Gas	72,606	76,471	38,006	37,600	13,096,405	13,176,925
Iowa Gas	54,824	65,641	21,328	23,050	14,280,273	15,663,687
Kansas Gas	33,494	41,217	18,603	18,119	9,914,858	10,443,270
Nebraska Gas	83,666	108,797	51,666	56,073	26,509,036	28,999,018
Wyoming Gas	41,338	39,563	26,953	24,677	12,418,637	14,620,457
Total Gas Revenue & Gross Margin (non-GAAP)	$360,773	$411,080	$205,411	$203,801	87,182,157	95,327,553

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

	Three Months Ended March 31,
	2020			2019
Heating Degree Days:	Actual	Variance from Normal	Actual Variance to Prior Year	Actual	Variance from Normal
Arkansas Gas (a)	1,659	(21)%	(21)%	2,101	—%
Colorado Gas	2,829	(3)%	(7)%	3,030	3%
Iowa Gas	3,181	(6)%	(17)%	3,830	14%
Kansas Gas (a)	2,304	(7)%	(17)%	2,779	13%
Nebraska Gas	2,835	(7)%	(19)%	3,483	15%
Wyoming Gas	3,217	1%	(8)%	3,513	10%
Combined Gas (b)	2,918	(6)%	(15)%	3,449	11%
__________

(a)	Arkansas and Kansas have weather normalization mechanisms that mitigate the weather impact on gross margins.

(b)
The combined heating degree days are calculated based on a weighted average of total customers by state excluding Kansas due to its weather normalization mechanism. Arkansas is excluded based on the weather normalization mechanism in effect from November through April.

Regulatory Matters

For more information on recent regulatory activity and enacted regulatory provisions with respect to the states in which our Utilities operate, see Note 5 of the Notes to Condensed Consolidated Financial Statements and Part I, Items 1 and 2 and Part II, Item 8 of our 2019 Annual Report on Form 10-K filed with the SEC.

Power Generation

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Revenue	$25,966	$25,245	$721

Fuel expense	2,285	2,626	(341)
Operations and maintenance	6,997	6,062	935
Depreciation and amortization	5,335	4,590	745
Total operating expense	14,617	13,278	1,339

Adjusted operating income	$11,349	$11,967	$(618)

Results of Operations for Power Generation for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019:

Revenue increased in the current year driven by an increase in MWh sold due to new wind assets and additional Black Hills Colorado IPP fired-engine hours. Operating expenses increased in the current year primarily due to higher maintenance expense and depreciation from new wind assets.

The following table summarizes MWh for our Power Generation segment:

	Three Months Ended March 31,
	2020	2019
Quantities Sold, Generated and Purchased (MWh) (a)
Sold
Black Hills Colorado IPP	265,225	205,973
Black Hills Wyoming (b)	156,352	164,049
Black Hills Electric Generation	97,279	33,753
Total Sold	518,856	403,775

Generated
Black Hills Colorado IPP	265,225	205,973
Black Hills Wyoming (b)	126,485	132,593
Black Hills Electric Generation	97,279	33,753
Total Generated	488,989	372,319

Purchased
Black Hills Wyoming (b)	29,856	25,579
Total Purchased	29,856	25,579
____________

(a)	Company uses and losses are not included in the quantities sold, generated, and purchased.

(b)
Under the 20-year economy energy PPA with the City of Gillette effective September 2014, Black Hills Wyoming purchases energy on behalf of the City of Gillette and sells that energy to the City of Gillette. MWh sold may not equal MWh generated and purchased due to a dispatch agreement Black Hills Wyoming has with South Dakota Electric to cover energy imbalances.

	Three Months Ended March 31,
Contracted Power Plant Fleet Availability (a)	2020	2019

Coal-fired plant (b)	89.3%	94.8%
Natural gas-fired plants	99.5%	95.6%
Wind	99.3%	90.4%
Total Availability	97.8%	94.1%

Wind Capacity Factor	30.4%	28.2%
____________________

(a)	Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.

(b)	2020 included a planned outage at Wygen I.

Mining

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Revenue	$15,205	$16,429	$(1,224)

Operations and maintenance	9,826	9,913	(87)
Depreciation, depletion and amortization	2,250	2,179	71
Total operating expenses	12,076	12,092	(16)

Adjusted operating income	$3,129	$4,337	$(1,208)

Results of Operations for Mining for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019:

Current year revenue decreased due to 10% fewer tons sold driven primarily by decreased demand at the Wyodak Plant and timing of planned spring outages at our coal-fired generation facilities partially offset by an increase in price per ton sold driven by contract price adjustments based on actual mining costs.

The following table provides certain operating statistics for our Mining segment (in thousands, except for Revenue per ton):

	Three Months Ended March 31,
	2020	2019
Tons of coal sold	896	997
Cubic yards of overburden moved	2,267	1,994

Revenue per ton	$16.08	$15.87

Corporate and Other

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Adjusted operating income (loss)	$160	$(507)	$667

Interest Expense, Impairment of Investment, Other Income (Expense) and Income Tax (Expense)

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Interest expense, net	$(35,453)	$(34,717)	$(736)
Impairment of investment	(6,859)	—	$(6,859)
Other income (expense), net	2,353	(789)	$3,142
Income tax (expense)	(16,002)	(17,263)	$1,261

Consolidated Interest expense, Impairment of investment, Other income (expense) and Income tax (expense) for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

Impairment of Investment

For the three months ended March 31, 2020, we recorded a pre-tax non-cash write-down of $6.9 million in our investment in equity securities of a privately held oil and gas company. The impairment was triggered by continued adverse changes in future natural gas prices and liquidity concerns at the privately held oil and gas company. The remaining book value of our investment is $1.5 million, and this is our only remaining investment in oil and gas exploration and production activities. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details.

Other Income (Expense)

The increase in Other income for the three months ended March 31, 2020, compared to the same period in the prior year was primarily due to reduced costs for our non-qualified benefit plan which are driven by market performance on plan assets.

Income Tax (Expense)

For the three months ended March 31, 2020, the effective tax rate was 14.1% compared to 13.9% for the same period in 2019. The higher effective tax rate is primarily due to a discrete tax adjustment related to the impairment of our investment in equity securities of a privately held oil and gas company partially offset by increased tax benefits from forecasted federal production tax credits associated with new wind assets.

Critical Accounting Policies Involving Significant Accounting Estimates

There have been no material changes in our critical accounting estimates from those reported in our 2019 Annual Report on Form 10-K filed with the SEC except for Pension and Other Postretirement Benefits provided below. We continue to closely monitor the rapidly evolving and uncertain impact of COVID-19 on our critical accounting estimates including, but not limited to, collectibility of customer receivables, recoverability of regulatory assets, impairment risk of goodwill and long-lived assets, valuation of pension assets and liabilities, and contingent liabilities. For more information on our critical accounting estimates, see Part II, Item 7 of our 2019 Annual Report on Form 10-K.

Pension and Other Postretirement Benefits

As described in Note 18 of the Notes to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K filed with the SEC, we have one defined benefit pension plan, one defined post-retirement healthcare plan and several non-qualified retirement plans. A Master Trust holds the assets for the pension plan. A trust for the funded portion of the post-retirement healthcare plan has also been established.

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

Effective January 1, 2020, the Company changed its method of accounting for net periodic benefit cost. Prior to the change, the Company used a calculated value for determining market-related value of plan assets which amortized the effects of gains and losses over a five-year period. Effective with the accounting change, the Company will continue to use a calculated value for the return-seeking assets (equities) in the portfolio and fair value for the liability-hedging assets (fixed income). The Company considers the fair value method for determining market-related value of liability-hedging assets to be a preferable method of accounting because asset-related gains and losses are subject to amortization into pension cost immediately. Additionally, the fair value for liability-hedging assets allows for the impact of gains and losses on this portion of the asset portfolio to be reflected in tandem with changes in the liability which is linked to changes in the discount rate assumption for re-measurement.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC except as described below and within the “COVID-19 Pandemic” discussion in the Results of Operations section above.

Collateral Requirements

Our utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions and the amounts owed by or to the counterparty. At March 31, 2020, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts. For the three months ended March 31, 2020, we did not experience any requests to post additional collateral, including for concerns over a potential deterioration of our financial condition due to COVID-19.

Cash Flow Activities

The following table summarizes our cash flows for the three months ended March 31, 2020 (in thousands):

Cash provided by (used in):	2020	2019	Variance
Operating activities	$191,969	$175,893	$16,076
Investing activities	$(173,084)	$(145,027)	$(28,057)
Financing activities	$25,621	$(39,292)	$64,913

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Activities

Net cash provided by operating activities was $192 million for the three months ended March 31, 2020, compared to net cash provided by operating activities of $176 million for the same period in 2019 for an increase of $16 million. The variance was primarily attributable to:

•
Cash earnings (net income plus non-cash adjustments) were $4 million lower for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by lower operating income at the Electric Utilities and Mining segments;

•
Net cash inflows from changes in operating assets and liabilities were $5.0 million for the three months ended March 31, 2020, compared to net cash outflows of $15 million in the same period in the prior year. This $20 million increase was primarily due to:

◦
Cash inflows increased by $14 million primarily as a result of decreases in natural gas in storage and higher collections of accounts receivable partially offset by increased materials and supplies purchases;

◦
Cash outflows increased by $1.6 million as a result of decreases in accounts payable and accrued liabilities primarily driven by higher employee costs and other working capital requirements partially offset by lower interest paid;

◦	Cash inflows increased by $11 million primarily as a result of changes in our current regulatory assets driven by the timing of recovery from fuel cost adjustments; and

◦	Net cash outflows increased by $2.9 million from other operating activities primarily due to higher employee benefits costs and outside services.

Investing Activities

Net cash used in investing activities was $173 million for the three months ended March 31, 2020, compared to net cash used in investing activities of $145 million for the same period in 2019 for a variance of $28 million. The variance was primarily attributable to:

•
Capital expenditures of $172 million for the three months ended March 31, 2020 compared to $144 million for the same period in the prior year. Higher current year expenditures are driven by higher programmatic safety, reliability and integrity spending at our Gas Utilities and Electric Utilities segments and the Corriedale wind project at our Electric Utilities segment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $26 million, compared to $39 million of net cash used in financing activities for the same period in 2019, an increase of $65 million due to the following:

•
Increase of $79 million in common stock issued driven by current year net proceeds of $99 million through an underwritten registered transaction as compared to prior year net proceeds of $20 million issued through our ATM;

•	$12 million of higher repayments of short-term and long-term debt; and

•	$2.6 million of higher current year dividend payments.

Dividends

Dividends paid on our common stock totaled $33 million for the three months ended March 31, 2020, or $0.535 per share per quarter. On April 27, 2020, our board of directors declared a quarterly dividend of $0.535 per share payable June 1, 2020, equivalent to an annual dividend of $2.14 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Financing Transactions and Short-Term Liquidity

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program had the following borrowings, outstanding letters of credit, and available capacity (in millions):

		Current	Revolver Borrowings at	CP Program Borrowings at	Letters of Credit at	Available Capacity at
Credit Facility	Expiration	Capacity	March 31, 2020	March 31, 2020	March 31, 2020	March 31, 2020
Revolving Credit Facility and CP Program	July 30, 2023	$750	$165	$154	$17	$414

The weighted average interest rates on CP Program and Revolving Credit Facility borrowings at March 31, 2020 were 1.74% and 1.92%, respectively. CP Program and Revolving Credit Facility borrowing activity for the three months ended March 31, 2020 was (dollars in millions):

For the Three Months Ended March 31, 2020
Maximum amount outstanding - CP Program (based on daily outstanding balances)	$366
Maximum amount outstanding - Revolving Credit Facility (based on daily outstanding balances)	$165
Average amount outstanding - CP Program (based on daily outstanding balances)	$288
Average amount outstanding - Revolving Credit Facility (based on daily outstanding balances)	$150
Weighted average interest rates - CP Program	1.84%
Weighted average interest rates - Revolving Credit Facility	1.92%

Covenant Requirements

The Revolving Credit Facility contains customary affirmative and negative covenants, such as limitations on certain liens, restrictions on certain transactions, and maintenance of a certain Consolidated Indebtedness to Capitalization Ratio. Subject to applicable cure periods, a violation of any of these covenants would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. We were in compliance with these covenants as of March 31, 2020. See Note 7 of the Notes to Condensed Consolidated Financial Statements for more information.

Covenants within Wyoming Electric’s financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of March 31, 2020, we were in compliance with these covenants.
Financing Activities

Financing activities for the three months ended March 31, 2020 consisted of the following:

•
On February 27, 2020, we issued 1.2 million shares of common stock to a single investor through an underwritten registered transaction at a price of $81.77 per share for proceeds of $99 million, net of $1.0 million of issuance costs.

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

The following table represents the credit ratings and outlook and risk profile of BHC at March 31, 2020:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable
__________

(a)	On April 10, 2020, S&P affirmed our BBB+ rating and maintained a Stable outlook.

(b)	On December 20, 2019, Moody’s affirmed our Baa2 rating and maintained a Stable outlook.

(c)	On August 29, 2019, Fitch affirmed our BBB+ rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric at March 31, 2020:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On April 16, 2020, S&P affirmed A rating.

(b)	On December 20, 2019, Moody’s affirmed A1 rating.

(c)	On August 29, 2019, Fitch affirmed A rating.

Capital Requirements

Capital Expenditures

	Actual	Planned	Planned	Planned	Planned	Planned
Capital Expenditures by Segment	Three Months Ended March 31, 2020 (a)	2020 (b)	2021	2022	2023	2024
(in millions)
Electric Utilities	$49	$246	$203	$170	$137	$152
Gas Utilities	113	391	309	285	316	293
Power Generation	5	7	9	11	6	6
Mining	1	8	12	9	9	9
Corporate and Other	5	17	22	11	12	10
	$173	$669	$555	$486	$480	$470
__________
(a)    Expenditures for the three months ended March 31, 2020 include the impact of accruals for property, plant and equipment.
(b)    Includes actual capital expenditures for the three months ended March 31, 2020.

We are monitoring supply chains, including lead times for key materials and supplies, availability of resources, and status of large capital projects. To date, there have been limited impacts to supply chains including availability of supplies and materials and lead times and capital projects are ongoing without material disruption to schedules. Our third party resources continue to support our business plans without disruption. Contingency plans are ongoing due to the impacts of COVID-19, including the potential for rescheduling projects. We currently do not anticipate a significant impact on our capital investment plan for 2020.

Contractual Obligations

There have been no significant changes in contractual obligations from those previously disclosed in Note 19 of our Notes to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K except for the items described in Note 13 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Commitments

There have been no significant changes to off-balance sheet commitments from those previously disclosed in Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC except for the items described in Note 7 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

Other than the pronouncements reported in our 2019 Annual Report on Form 10-K filed with the SEC and those discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no new accounting pronouncements that are expected to have a material effect on our financial position, results of operations, or cash flows.

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

Any forward-looking statement contained in this document speaks only as of the date the statement was made. The Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement was made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, such as the COVID-19 pandemic, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in our 2019 Annual Report on Form 10-K including statements contained within Item 1A - Risk Factors of our 2019 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and other reports that we file with the SEC from time to time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our quantitative and qualitative disclosures about market risk is disclosed in Item 7A of our Annual Report on Form 10-K. See Note 9 of the Notes to Condensed Consolidated Financial Statements for updates to market risks during the three months ended March 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at March 31, 2020.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment (i.e. remote work arrangements) have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations, including financial reporting systems, ICFR, and disclosure controls and procedures.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 19 in Item 8 of our 2019 Annual Report on Form 10-K and Note 13 in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information from Note 13 is incorporated by reference into this item.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2019 Annual Report on Form 10-K filed with the SEC except as shown below:

Our business, results of operations, financial condition and cash flows could be adversely affected by the recent coronavirus (COVID-19) pandemic.

We are responding to the global pandemic of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread. We provide an essential service to our customers which means it is critical we keep our employees who operate our businesses healthy and minimize unnecessary exposure to the virus. We continue to execute our business continuity plan and have implemented a comprehensive set of actions for the health and safety of our customers, employees, business partners and the communities we serve. We have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities and we have implemented work from home policies where appropriate. We have implemented sequestration plans for employees critical to maintaining reliable service.

We have informed both our customers and regulators that disconnections for non-payment will be temporarily suspended. We have instituted measures to ensure our supply chain remains open to us. We continue to implement strong physical and cyber-security measures to ensure our systems remain functional to both serve our operational needs with a remote workforce and to provide uninterrupted service to our customers.

For the three months ended March 31, 2020, the impacts of COVID-19 had a minimal financial impact on our business, operations and financial condition. In particular, we experienced minimal financial impacts to the following due to COVID-19:

•	Volatility in electricity and natural gas usage from our residential, commercial and industrial customers resulting in a minimal decrease in total demand;

•	Delayed payments from an isolated population of our commercial and industrial customers within hard-hit industries;

•	Minimal disruptions receiving the materials and supplies necessary to maintain operations and continue executing our capital investment plans as planned;

•	Reduced availability and productivity of our employees;

•	Minimal impacts to the availability of our third-party resources;

•	Minimal decline in the funded status of our pension plan;

•	Increased costs due to sequestration of mission critical and essential employees; and

•	Reduced training, travel and outside services related expenses.

Should the COVID-19 pandemic continue for a prolonged period, or impact the areas we serve more significantly than it has today, our business, operations and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

•	Adversely impact our strategic business plans, growth strategy and capital investment plans;

•	Adversely impact electricity and natural gas demand from our customers, particularly from businesses, commercial and industrial customers;

•	Reduce the availability and productivity of our employees and third-party resources;

•	Cause us to experience an increase in costs as a result of our emergency measures;

•
Result in increased allowance for credit losses and bad debt expense as a result of delayed or non-payment from our customers, both of which could be magnified by Federal or state government legislation that requires us to extend suspensions of disconnections for non-payment;

•	Cause delays and disruptions in the availability, timely delivery and cost of materials and components used in our operations;

•
Cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects impacting qualification criteria for certain tax credits and potential damages in our power purchase agreements;

•
Cause a deterioration of the credit quality of our counterparties, including gas commodity contract counterparties, power purchase agreement counterparties, contractors or retail customers, that could result in credit losses;

•	Cause impairment of goodwill or long-lived assets;

•	Adversely impact our ability to develop, construct and operate facilities;

•	Result in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding Consolidated Indebtedness to Capitalization Ratio;

•	Cause a deterioration in our financial metrics or the business environment that adversely impacts our credit ratings;

•	Cause a delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start dates of construction;

•	Adversely impact our liquidity position and cost of and ability to access funds from financial institutions and capital markets;

•	Cause delays in our ability to change rates through regulatory proceedings; and

•	Cause other risks to impact us, such as the risks described in the “Risk Factors” section of our 2019 Annual Report on Form 10-K, and our ability to meet our financial obligations.

To date, we have not experienced significant impacts to our results of operations, financial condition, cash flows or business plans. However, the situation remains fluid and it is difficult to predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

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

Exhibit 4.4*	Form of Stock Certificate for Common Stock, Par Value $1.00 Per Share (filed as Exhibit 4.2 to the Registrant’s Form 10-K for 2000).

Exhibit 18.1	Preferability letter from Deloitte & Touche LLP regarding change in pension accounting asset method.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 95	Mine Safety and Health Administration Safety Data.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________

*	Previously filed as part of the filing indicated and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	May 5, 2020