Form 10-Q
period 2020-09-30
BLACK HILLS CORP /SD/
filed 2020-11-03
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2020
Common stock, $1.00 par value	62,746,692	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Energy	The name used to conduct the business of our utility companies
Black Hills Energy Services	Black Hills Energy Services Company, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas commodity supply for the Choice Gas Programs (doing business as Black Hills Energy).
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Power	Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy). Also known as South Dakota Electric.
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Wyoming	Black Hills Wyoming, LLC, a direct, wholly-owned subsidiary of Black Hills Electric Generation
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, signed on March 27, 2020, which is a tax and spending package intended to provide additional economic relief and address the impact of the COVID-19 pandemic.
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service in the Cheyenne, Wyoming area (doing business as Black Hills Energy). Also known as Wyoming Electric.
Choice Gas Program	Regulator-approved programs in Wyoming and Nebraska that allow certain utility customers to select their natural gas commodity supplier, providing for the unbundling of the commodity service from the distribution delivery service.
City of Colorado Springs	Colorado Springs, Colorado
City of Gillette	Gillette, Wyoming
Colorado Electric	Black Hills Colorado Electric, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing electric service to customers in Colorado (doing business as Black Hills Energy).
Colorado Gas	Black Hills Colorado Gas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Colorado (doing business as Black Hills Energy).
Consolidated Indebtedness to Capitalization Ratio	Any indebtedness outstanding at such time, divided by capital at such time. Capital being consolidated net worth (excluding noncontrolling interest) plus consolidated indebtedness (including letters of credit and certain guarantees issued) as defined within the current Revolving Credit Facility.
Cooling Degree Day (CDD)	A cooling degree day is equivalent to each degree that the average of the high and low temperatures for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.
Corriedale	Wind project near Cheyenne, Wyoming, that will be a 52.5 MW wind farm jointly owned by South Dakota Electric and Wyoming Electric and will serve as the dedicated wind energy supply to the Renewable Ready program.

COVID-19	The official name for the 2019 novel coronavirus disease announced on February 11, 2020, by the World Health Organization, that is causing a global pandemic
CP Program	Commercial Paper Program
CPUC	Colorado Public Utilities Commission
CVA	Credit Valuation Adjustment
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRSPP	Dividend Reinvestment and Stock Purchase Plan
Dth	Dekatherm. A unit of energy equal to 10 therms or approximately one million British thermal units (MMBtu)
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
Heating Degree Day (HDD)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.
HomeServe	Repair service plans offered to electric and natural gas residential customers that cover parts and labor to repair electrical, gas, heating, cooling, and water systems.
ICFR	Internal Controls over Financial Reporting
Iowa Gas	Black Hills Iowa Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Iowa (doing business as Black Hills Energy).
IPP	Independent Power Producer
IRS	United States Internal Revenue Service
Kansas Gas	Black Hills Kansas Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Kansas (doing business as Black Hills Energy).
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
NPSC	Nebraska Public Service Commission
OCA	Office of Consumer Advocate
OCC	Office of Consumer Counsel
OCI	Other Comprehensive Income
PPA	Power Purchase Agreement
PRPA	Platte River Power Authority
PSA	Power Sales Agreement
Pueblo Airport Generation	420 MW combined cycle gas-fired power generation plants jointly owned by Colorado Electric (220 MW) and Black Hills Colorado IPP (200 MW). Black Hills Colorado IPP owns and operates this facility. The plants commenced operation on January 1, 2012.
Renewable Advantage	A 200 MW solar facility project to be constructed in Pueblo County, Colorado. The project aims to lower customer energy costs and provide economic and environmental benefits to Colorado Electric’s customers and communities. This project, which was approved by the CPUC in September 2020, will be owned by a third-party renewable energy developer with Colorado Electric purchasing all of the energy generated at the facility under the terms of a 15-year PPA. The project is expected to be placed in service in 2023.
Renewable Ready	Voluntary renewable energy subscription program for large commercial, industrial and governmental agency customers in South Dakota and Wyoming.

Revolving Credit Facility	Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended and restated on July 30, 2018, and now terminates on July 30, 2023.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Service Guard Comfort Plan	New plan that consolidated Service Guard and Customer Appliance Protection Plan (CAPP) and provides similar home appliance repair services through on-going monthly service agreements to residential utility customers.
S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc.
South Dakota Electric	Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota and Wyoming (doing business as Black Hills Energy).
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act
Tech Services	Non-regulated product lines within Black Hills Corporation that 1) provide electrical system construction services to large industrial customers of our electric utilities and 2) serve gas transportation customers throughout its service territory by constructing and maintaining customer-owner gas infrastructure facilities, typically through one-time contracts.
Utilities	Black Hills’ Electric and Gas Utilities
Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corporation, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings (doing business as Black Hills Energy)
Wygen I	A mine-mouth, coal-fired power plant with a total capacity of 90 MW located at our Gillette, Wyoming energy complex. We own 76.5% of the plant and Municipal Energy Agency of Nebraska (MEAN) owns the remaining 23.5%.
Wyodak Plant	Wyodak, a 362 MW mine-mouth coal-fired plant in Gillette, Wyoming, owned 80% by PacifiCorp and 20% by South Dakota Electric. Our WRDC mine supplies all of the fuel for the plant.
Wyoming Electric	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in the Cheyenne, Wyoming area (doing business as Black Hills Energy).
Wyoming Gas	Black Hills Wyoming Gas, LLC, an indirect and wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Wyoming (doing business as Black Hills Energy).

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)

Revenue	$346,590	$325,548	$1,210,554	$1,257,246

Operating expenses:
Fuel, purchased power and cost of natural gas sold	71,686	73,544	331,194	413,486
Operations and maintenance	122,759	116,583	365,533	365,116
Depreciation, depletion and amortization	56,348	51,884	169,413	154,507
Taxes - property and production	13,563	12,986	42,062	39,454
Total operating expenses	264,356	254,997	908,202	972,563

Operating income	82,234	70,551	302,352	284,683

Other income (expense):
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(36,521)	(34,000)	(108,067)	(103,677)
Interest income	480	513	1,028	1,208
Impairment of investment	—	(19,741)	(6,859)	(19,741)
Other income (expense), net	(1,193)	580	(703)	55
Total other income (expense)	(37,234)	(52,648)	(114,601)	(122,155)

Income before income taxes	45,000	17,903	187,751	162,528
Income tax (expense)	(4,651)	(2,508)	(25,484)	(22,078)
Net income	40,349	15,395	162,267	140,450
Net income attributable to noncontrolling interest	(4,066)	(3,655)	(11,844)	(10,319)
Net income available for common stock	$36,283	$11,740	$150,423	$130,131

Earnings per share of common stock:
Earnings per share, Basic	$0.58	$0.19	$2.41	$2.15
Earnings per share, Diluted	$0.58	$0.19	$2.41	$2.15

Weighted average common shares outstanding:
Basic	62,575	60,976	62,310	60,458
Diluted	62,630	61,104	62,362	60,578

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$40,349	$15,395	$162,267	$140,450

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (net of tax of $0,$0, $(17) and $0, respectively)	—	—	55	—
Reclassification adjustments of benefit plan liability - prior service cost (net of tax of $6, $3, $19 and $13, respectively)	(18)	(16)	(60)	(45)
Reclassification adjustments of benefit plan liability - net gain (net of tax of $(149), $(92), $(426) and $(197), respectively)	448	(9)	1,365	327
Derivative instruments designated as cash flow hedges:
Reclassification of net realized losses on settled/amortized interest rate swaps (net of tax of $(168), $(165), $(508) and $(500), respectively)	544	548	1,630	1,639
Net unrealized gains (losses) on commodity derivatives (net of tax of $(112), $35, $(44) and $100, respectively)	401	(115)	181	(334)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(41), $(5), $(172), and $142, respectively)	137	124	562	(366)
Other comprehensive income, net of tax	1,512	532	3,733	1,221

Comprehensive income	41,861	15,927	166,000	141,671
Less: comprehensive income attributable to noncontrolling interest	(4,066)	(3,655)	(11,844)	(10,319)
Comprehensive income available for common stock	$37,795	$12,272	$154,156	$131,352

See Note 11 for additional disclosures.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	September 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,955	$9,777
Restricted cash and equivalents	4,257	3,881
Accounts receivable, net	160,478	255,805
Materials, supplies and fuel	126,358	117,172
Derivative assets, current	2,001	342
Income tax receivable, net	20,828	16,446
Regulatory assets, current	49,493	43,282
Other current assets	33,287	26,479
Total current assets	403,657	473,184

Investments	15,659	21,929

Property, plant and equipment	7,128,387	6,784,679
Less: accumulated depreciation and depletion	(1,276,410)	(1,281,493)
Total property, plant and equipment, net	5,851,977	5,503,186

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	12,242	13,266
Regulatory assets, non-current	221,743	228,062
Other assets, non-current	24,318	19,376
Total other assets, non-current	1,557,757	1,560,158

TOTAL ASSETS	$7,829,050	$7,558,457

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

(unaudited)	As of
	September 30, 2020	December 31, 2019
	(in thousands, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152,010	$193,523
Accrued liabilities	244,010	226,767
Derivative liabilities, current	1,439	2,254
Regulatory liabilities, current	22,282	33,507
Notes payable	84,320	349,500
Current maturities of long-term debt	9,871	5,743
Total current liabilities	513,932	811,294

Long-term debt, net of current maturities	3,526,894	3,140,096

Deferred credits and other liabilities:
Deferred income tax liabilities, net	398,136	360,719
Regulatory liabilities, non-current	505,317	503,145
Benefit plan liabilities	144,049	154,472
Other deferred credits and other liabilities	120,522	124,662
Total deferred credits and other liabilities	1,168,024	1,142,998

Commitments and contingencies (See Notes 7, 9, 12, 13)

Equity:
Stockholders’ equity —
Common stock $1 par value; 100,000,000 shares authorized; issued 62,773,015 and 61,480,658 shares, respectively	62,773	61,481
Additional paid-in capital	1,655,912	1,552,788
Retained earnings	828,993	778,776
Treasury stock, at cost – 24,897 and 3,956 shares, respectively	(1,710)	(267)
Accumulated other comprehensive income (loss)	(26,922)	(30,655)
Total stockholders’ equity	2,519,046	2,362,123
Noncontrolling interest	101,154	101,946
Total equity	2,620,200	2,464,069

TOTAL LIABILITIES AND TOTAL EQUITY	$7,829,050	$7,558,457

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2020	2019
Operating activities:	(in thousands)
Net income	$162,267	$140,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	169,413	154,507
Deferred financing cost amortization	5,523	6,326
Impairment of investment	6,859	19,741
Stock compensation	2,696	8,332
Deferred income taxes	28,502	24,381
Employee benefit plans	9,294	7,965
Other adjustments, net	7,910	9,192
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	(10,905)	(4,126)
Accounts receivable and other current assets	75,960	115,325
Accounts payable and other current liabilities	(11,136)	(83,436)
Regulatory assets - current	1,954	12,455
Regulatory liabilities - current	(17,686)	(15,644)
Contributions to defined benefit pension plans	(12,700)	(12,700)
Other operating activities, net	1,508	3,307
Net cash provided by operating activities	419,459	386,075

Investing activities:
Property, plant and equipment additions	(535,993)	(592,537)
Other investing activities	6,269	(735)
Net cash (used in) investing activities	(529,724)	(593,272)

Financing activities:
Dividends paid on common stock	(99,999)	(91,779)
Common stock issued	99,316	101,361
Net (payments) borrowings of short-term debt	(265,180)	109,280
Long-term debt - issuances	400,000	400,000
Long-term debt - repayments	(7,163)	(304,307)
Distributions to noncontrolling interest	(12,636)	(12,736)
Other financing activities	(6,519)	(1,992)
Net cash provided by financing activities	107,819	199,827

Net change in cash, restricted cash and cash equivalents	(2,446)	(7,370)

Cash, restricted cash and cash equivalents at beginning of period	13,658	24,145
Cash, restricted cash and cash equivalents at end of period	$11,212	$16,775

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(87,453)	$(99,375)
Income taxes	$1,256	$2,255
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at September 30	$86,474	$86,661

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
December 31, 2019	61,480,658	$61,481	3,956	$(267)	$1,552,788	$778,776	$(30,655)	$101,946	$2,464,069
Net income available for common stock	—	—	—	—	—	93,174	—	4,050	97,224
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,273	—	1,273
Dividends on common stock ($0.535 per share)	—	—	—	—	—	(32,902)	—	—	(32,902)
Share-based compensation	69,378	69	20,700	(1,658)	2,263	—	—	—	674
Issuance of common stock	1,222,942	1,223	—	—	98,777	—	—	—	100,000
Issuance costs	—	—	—	—	(967)	—	—	—	(967)
Implementation of ASU 2016-13 Financial Instruments - - Credit Losses	—	—	—	—	—	(207)	—	—	(207)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,741)	(4,741)
March 31, 2020	62,772,978	$62,773	24,656	$(1,925)	$1,652,861	$838,841	$(29,382)	$101,255	$2,624,423
Net income available for common stock	—	—	—	—	—	20,966	—	3,728	24,694
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	948	—	948
Dividends on common stock ($0.535 per share)	—	—	—	—	—	(33,538)	—	—	(33,538)
Share-based compensation	18	—	1,743	46	1,781	—	—	—	1,827
Issuance costs	—	—	—	—	(79)	—	—	—	(79)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,779)	(3,779)
June 30, 2020	62,772,996	$62,773	26,399	$(1,879)	$1,654,563	$826,269	$(28,434)	$101,204	$2,614,496
Net income available for common stock	—	—	—	—	—	36,283	—	4,066	40,349
Other comprehensive income, net of tax	—	—	—	—	—	—	1,512	—	1,512
Dividends on common stock (0.535 per share)	—	—	—	—	—	(33,559)	—	—	(33,559)
Share-based compensation	19	—	(1,502)	169	1,468	—	—	—	1,637
Issuance costs	—	—	—	—	(119)	—	—	—	(119)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,116)	(4,116)
September 30, 2020	62,773,015	$62,773	24,897	$(1,710)	$1,655,912	$828,993	$(26,922)	$101,154	$2,620,200

	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
December 31, 2018	60,048,567	$60,049	44,253	$(2,510)	$1,450,569	$700,396	$(26,916)	$105,835	$2,287,423
Net income available for common stock	—	—	—	—	—	103,808	—	3,554	107,362
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	457	—	457
Dividends on common stock ($0.505 per share)	—	—	—	—	—	(30,332)	—	—	(30,332)
Share-based compensation	48,956	49	(20,497)	1,078	(589)	—	—	—	538
Tax effect of share-based compensation	—	—	—	—	—	—	—	—	—
Issuance of common stock	280,497	280	—	—	19,719	—	—	—	19,999
Issuance costs	—	—	—	—	(289)	—	—	—	(289)
Implementation of ASU 2016-02 Leases	—	—	—	—	—	3,390	—	—	3,390
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,846)	(4,846)
March 31, 2019	60,378,020	$60,378	23,756	$(1,432)	$1,469,410	$777,262	$(26,459)	$104,543	$2,383,702
Net income available for common stock	—	—	—	—	—	14,583	—	3,110	17,693
Other comprehensive income, net of tax	—	—	—	—	—	—	232	—	232
Dividends on common stock ($0.505 per share)	—	—	—	—	—	(30,620)	—	—	(30,620)
Share-based compensation	54,767	54	1,603	(112)	3,948	—	—	—	3,890
Tax effect of share-based compensation	—	—	—	—	—	—	—	—	—
Issuance of common stock	658,598	659	—	—	49,342	—	—	—	50,001
Issuance costs	—	—	—	—	(492)	—	—	—	(492)
Implementation of ASU 2016-02 Leases	—	—	—	—	—	(3)	—	—	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,405)	(4,405)
June 30, 2019	61,091,385	$61,091	25,359	$(1,544)	$1,522,208	$761,222	$(26,227)	$103,248	$2,419,998
Net income available for common stock	—	—	—	—	—	11,740	—	3,655	15,395
Other comprehensive income, net of tax	—	—	—	—	—	—	532	—	532
Dividends on common stock ($0.505 per share)	—	—	—	—	—	(30,827)	—	—	(30,827)
Share-based compensation	18	—	1,213	(92)	1,769	—	—	—	1,677
Tax effect of share-based compensation	—	—	—	—	—	—	—	—	—
Issuance of common stock	389,237	390	—	—	29,611	—	—	—	30,001
Issuance costs	—	—	—	—	(398)	—	—	—	(398)
Implementation of ASU 2016-02 Leases	—	—	—	—	—	3	—	—	3
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,485)	(3,485)
September 30, 2019	61,480,640	$61,481	26,572	$(1,636)	$1,553,190	$742,138	$(25,695)	$103,418	$2,432,896

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Condensed Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2020, December 31, 2019 and September 30, 2019 financial information. Certain industries in which we operate are highly seasonal and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for electric utilities is June through August while the normal peak usage season for gas utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and nine months ended September 30, 2020 and September 30, 2019, and our financial condition as of September 30, 2020 and December 31, 2019 are not necessarily indicative of the results of operations and financial condition to be expected for any other period. All earnings per share amounts discussed refer to diluted earnings per share unless otherwise noted.

Reclassification

We changed certain classifications of operating expenses on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 to conform with current year presentation. The prior year reclassifications, which are shown in the table below, did not impact previously reported operating income or net income.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Fuel, purchased power and cost of natural gas sold	$0.5	$1.8
Operations and maintenance	(0.5)	(1.8)
Operating income	$—	$—

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the outbreak a national emergency.  The U.S. government has deemed electric and natural gas utilities to be critical infrastructure sectors that provide essential services during this emergency.  As a provider of essential services, the Company has an obligation to provide services to our customers.  The Company remains focused on protecting the health of our employees and the communities in which we operate while assuring the continuity of our business operations.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented.  The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that for the three and nine months ended September 30, 2020, there were no material adverse impacts on the Company’s results of operations.

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

Simplifying the Test for Goodwill Impairment, ASU 2017-04

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. We adopted this standard prospectively on January 1, 2020. Adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

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

(2)    Revenue

Our revenue contracts generally provide for performance obligations that: are fulfilled and transfer control to customers over time; represent a series of distinct services that are substantially the same; involve the same pattern of transfer to the customer; and provide a right to consideration from our customers in an amount that corresponds directly with the value to the customer for the performance completed to date. Therefore, we recognize revenue in the amount to which we have a right to invoice. The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and nine months ended September 30, 2020 and 2019. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended September 30, 2020	Electric Utilities	Gas Utilities	Power Generation	Mining	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$169,505	$94,367	$—	$14,668	$(8,100)	$270,440
Transportation	—	38,196	—	—	(139)	38,057
Wholesale	5,925	—	26,049	—	(24,521)	7,453
Market - off-system sales	9,535	36	—	—	(1,904)	7,667
Transmission/Other	15,653	10,277	—	—	(5,235)	20,695
Revenue from contracts with customers	$200,618	$142,876	$26,049	$14,668	$(39,899)	$344,312
Other revenues	224	1,053	469	568	(36)	2,278
Total revenues	$200,842	$143,929	$26,518	$15,236	$(39,935)	$346,590

Timing of revenue recognition:
Services transferred at a point in time	$—	$—	$—	$14,668	$(8,100)	$6,568
Services transferred over time	200,618	142,876	26,049	—	(31,799)	337,744
Revenue from contracts with customers	$200,618	$142,876	$26,049	$14,668	$(39,899)	$344,312

Three Months Ended September 30, 2019	Electric Utilities	Gas Utilities	Power Generation	Mining	Inter-company Revenues	Total
Customer Types:
Retail	$162,214	$89,810	$—	$14,992	$(8,146)	$258,870
Transportation	—	29,019	—	—	(195)	28,824
Wholesale	8,210	—	16,119	—	(14,414)	9,915
Market - off-system sales	6,452	139	—	—	(1,488)	5,103
Transmission/Other	14,274	10,965	—	—	(4,206)	21,033
Revenue from contracts with customers	$191,150	$129,933	$16,119	$14,992	$(28,449)	$323,745
Other revenues	234	811	9,692	560	(9,494)	1,803
Total Revenues	$191,384	$130,744	$25,811	$15,552	$(37,943)	$325,548

Timing of Revenue Recognition:
Services transferred at a point in time	$—	$—	$—	$14,992	$(8,146)	$6,846
Services transferred over time	191,150	129,933	16,119	—	(20,303)	316,899
Revenue from contracts with customers	$191,150	$129,933	$16,119	$14,992	$(28,449)	$323,745

Nine Months Ended September 30, 2020	Electric Utilities	Gas Utilities	Power Generation	Mining	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$459,949	$513,208	$—	$43,917	$(23,855)	$993,219
Transportation	—	113,096	—	—	(416)	112,680
Wholesale	14,947	—	77,234	—	(72,609)	19,572
Market - off-system sales	17,940	197	—	—	(6,123)	12,014
Transmission/Other	43,271	32,038	—	—	(14,080)	61,229
Revenue from contracts with customers	$536,107	$658,539	$77,234	$43,917	$(117,083)	$1,198,714
Other revenues	2,074	7,273	1,372	1,940	(819)	11,840
Total revenues	$538,181	$665,812	$78,606	$45,857	$(117,902)	$1,210,554

Timing of revenue recognition:
Services transferred at a point in time	$—	$—	$—	$43,917	$(23,855)	$20,062
Services transferred over time	536,107	658,539	77,234	—	(93,228)	1,178,652
Revenue from contracts with customers	$536,107	$658,539	$77,234	$43,917	$(117,083)	$1,198,714

Nine Months Ended September 30, 2019	Electric Utilities	Gas Utilities	Power Generation	Mining	Inter-company Revenues	Total
Customer Types:
Retail	$455,409	$567,715	$—	$43,249	$(23,315)	$1,043,058
Transportation	—	102,159	—	—	(903)	101,256
Wholesale	23,334	—	46,650	—	(40,923)	29,061
Market - off-system sales	16,592	517	—	—	(5,047)	12,062
Transmission/Other	42,865	35,767	—	—	(12,608)	66,024
Revenue from contracts with customers	$538,200	$706,158	$46,650	$43,249	$(82,796)	$1,251,461
Other revenues	2,465	1,135	29,114	1,777	(28,706)	5,785
Total Revenues	$540,665	$707,293	$75,764	$45,026	$(111,502)	$1,257,246

Timing of Revenue Recognition:
Services transferred at a point in time	$—	$—	$—	$43,249	$(23,315)	$19,934
Services transferred over time	538,200	706,158	46,650	—	(59,481)	1,231,527
Revenue from contracts with customers	$538,200	$706,158	$46,650	$43,249	$(82,796)	$1,251,461

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

Segment and Corporate and Other information is as follows (in thousands):

Three Months Ended September 30, 2020	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$194,941	$224	$5,677	$—	$200,842
Gas Utilities	141,275	863	1,601	190	143,929
Power Generation	1,528	414	24,521	55	26,518
Mining	6,568	777	8,100	(209)	15,236
Inter-company eliminations	—	—	(39,899)	(36)	(39,935)
Total	$344,312	$2,278	$—	$—	$346,590

Three Months Ended September 30, 2019	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$185,811	$234	$5,339	$—	$191,384
Gas Utilities	129,385	810	549	—	130,744
Power Generation	1,703	531	14,415	9,162	25,811
Mining	6,846	228	8,146	332	15,552
Inter-company eliminations	—	—	(28,449)	(9,494)	(37,943)
Total	$323,745	$1,803	$—	$—	$325,548

Nine Months Ended September 30, 2020	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$518,641	$2,074	$17,466	$—	$538,181
Gas Utilities	655,386	7,083	3,153	190	665,812
Power Generation	4,625	1,206	72,609	166	78,606
Mining	20,062	1,477	23,855	463	45,857
Inter-company eliminations	—	—	(117,083)	(819)	(117,902)
Total	$1,198,714	$11,840	$—	$—	$1,210,554

Nine Months Ended September 30, 2019	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$521,614	$2,465	$16,586	$—	$540,665
Gas Utilities	704,188	1,134	1,971	—	707,293
Power Generation	5,725	1,401	40,924	27,714	75,764
Mining	19,934	785	23,315	992	45,026
Inter-company eliminations	—	—	(82,796)	(28,706)	(111,502)
Total	$1,251,461	$5,785	$—	$—	$1,257,246

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted operating income (a):
Electric Utilities	$52,083	$50,653	$121,726	$125,219
Gas Utilities	18,147	4,736	139,253	116,607
Power Generation	8,738	11,822	31,489	33,945
Mining	3,505	3,374	9,992	9,351
Corporate and Other	(239)	(34)	(108)	(439)
Operating income	82,234	70,551	302,352	284,683

Interest expense, net	(36,041)	(33,487)	(107,039)	(102,469)
Impairment of investment	—	(19,741)	(6,859)	(19,741)
Other income (expense), net	(1,193)	580	(703)	55
Income tax (expense)	(4,651)	(2,508)	(25,484)	(22,078)
Net income	40,349	15,395	162,267	140,450
Net income attributable to noncontrolling interest	(4,066)	(3,655)	(11,844)	(10,319)
Net income available for common stock	$36,283	$11,740	$150,423	$130,131
__________
(a)    Adjusted operating income recognizes inter-segment revenues and costs for Colorado Electric’s PPA with Black Hills Colorado IPP on an accrual basis rather than as a finance lease. This presentation of segment information does not impact consolidated financial results.

Segment and Corporate and Other balances included in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

Total assets (net of inter-company eliminations) as of:	September 30, 2020	December 31, 2019
Segment:
Electric Utilities	$3,040,064	$2,900,983
Gas Utilities	4,201,325	4,032,339
Power Generation	403,491	417,715
Mining	75,752	77,175
Corporate and Other	108,418	130,245
Total assets	$7,829,050	$7,558,457

(4)    Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	September 30, 2020	December 31, 2019
Accounts receivable, trade	$108,351	$144,747
Unbilled revenue	60,736	113,502
Less: Allowance for credit losses	(8,609)	(2,444)
Accounts receivable, net	$160,478	$255,805

Changes to allowance for credit losses for the nine months ended September 30, 2020 and 2019, respectively, were as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Recoveries and Other Additions	Write-offs and Other Deductions	Balance at September 30,
2020	$2,444	$8,471	(a)	$3,720	$(6,026)	$8,609
2019	$3,209	$5,637		$2,742	$(8,429)	$3,159

__________
(a)    Due to the COVID-19 pandemic, all of our jurisdictions temporarily suspended disconnections for a period of time, which increased our accounts receivable arrears balances. As a result, we increased our allowance for credit losses and bad debt expense for the nine months ended September 30, 2020 by an incremental $3.7 million.

The ongoing credit evaluation of our customers during the COVID-19 pandemic is further discussed in the Credit Risk section of Note 9.

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	September 30, 2020	December 31, 2019
Materials and supplies	$93,069	$82,809
Fuel - Electric Utilities	1,745	2,425
Natural gas in storage	31,544	31,938
Total materials, supplies and fuel	$126,358	$117,172

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	September 30, 2020	December 31, 2019
Accrued employee compensation, benefits and withholdings	$65,309	$62,837
Accrued property taxes	40,624	44,547
Customer deposits and prepayments	59,510	54,728
Accrued interest	46,044	31,868
Other (none of which is individually significant)	32,523	32,787
Total accrued liabilities	$244,010	$226,767

(5)    Regulatory Matters

We had the following regulatory assets and liabilities (in thousands) as of:

	September 30, 2020	December 31, 2019
Regulatory assets
Deferred energy and fuel cost adjustments (a)	$35,878	$34,088
Deferred gas cost adjustments (a)	3,670	1,540
Gas price derivatives (a)	499	3,328
Deferred taxes on AFUDC (b)	7,683	7,790
Employee benefit plan costs and related deferred taxes (c)	114,971	115,900
Environmental (a)	1,417	1,454
Loss on reacquired debt (a)	23,342	24,777
Renewable energy standard adjustment (a)	—	1,622
Deferred taxes on flow through accounting (c)	44,528	41,220
Decommissioning costs (b)	9,421	10,670
Gas supply contract termination (a)	4,027	8,485
Other regulatory assets (a)	25,800	20,470
Total regulatory assets	271,236	271,344
Less current regulatory assets	(49,493)	(43,282)
Regulatory assets, non-current	$221,743	$228,062

Regulatory liabilities
Deferred energy and gas costs (a)	$14,443	$17,278
Employee benefit plan costs and related deferred taxes (c)	40,719	43,349
Cost of removal (a)	169,426	166,727
Excess deferred income taxes (c)	286,055	285,438
Other regulatory liabilities (c)	16,956	23,860
Total regulatory liabilities	527,599	536,652
Less current regulatory liabilities	(22,282)	(33,507)
Regulatory liabilities, non-current	$505,317	$503,145
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

Colorado Gas

Rate Reviews and Jurisdictional Consolidation

On September 11, 2020, Colorado Gas filed a rate review with the CPUC seeking recovery on significant infrastructure investments in its 7,000-mile natural gas pipeline system. The rate review requests $13.5 million in new annual revenue with a capital structure of 50% equity and 50% debt and a return on equity of 9.95%. The request seeks to implement new rates in the second quarter of 2021. On September 11, 2020, in accordance with the final order from the earlier rate review discussed below, Colorado Gas also filed a new SSIR proposal that would recover safety-focused investments in its system over five years.

On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting $2.5 million in new revenue to recover investments in safety, reliability and system integrity and approval to consolidate rates, tariffs, and services of its two existing gas distribution territories. Colorado Gas also requested a new rider mechanism to recover future safety and integrity investments in its system. On May 19, 2020, the CPUC issued a final order which denied the system integrity recovery mechanism and consolidation of rate territories. In addition, the order resulted in an annual revenue decrease of $0.6 million and a return on equity of 9.2%. New rates were effective July 3, 2020.

TCJA

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. As such, the Company remeasured our deferred income taxes at the 21% federal tax rate as of December 31, 2017. In 2018, the Company successfully delivered the benefits from the TCJA to most of its utility customers.

In 2020, regulatory proceedings resolved the last of the Company’s open dockets seeking approval of its TCJA plans. As a result, the Company relieved certain TCJA-related liabilities, which resulted in an increase to net income for the three and nine months ended September 30, 2020 of $3.5 million and $4.0 million, respectively.

Nebraska Gas

Jurisdictional Consolidation and Rate Review

On June 1, 2020, Nebraska Gas filed a rate review with the NPSC to consolidate rate schedules into a new, single statewide structure and seek recovery on significant infrastructure investments in its 13,000-mile natural gas pipeline system. The rate review requests $17.3 million in new revenue with a capital structure of 50% equity and 50% debt and a return on equity of 10%. Nebraska statute allows for implementation of interim rates 90 days after filing a rate review and Nebraska Gas implemented interim rates effective on September 1, 2020. The request seeks to finalize rates in the first quarter of 2021. Nebraska Gas is also requesting an extension of its SSIR for five years to align the rider recovery mechanism across the consolidated utility.

Black Hills Wyoming and Wyoming Electric

Wygen I FERC Filing

On October 15, 2020, the FERC approved a settlement agreement that represents a resolution of all issues in the joint application filed by Wyoming Electric and Black Hills Wyoming on August 2, 2019 for approval of a new 60 MW PPA. Under the terms of the settlement, Wyoming Electric will continue to receive 60 MW of capacity and energy from the Wygen I power plant. The new agreement will commence on January 1, 2022, replace the existing PPA and continue for 11 years.

(6)    Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Condensed Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income available for common stock	$36,283	$11,740	$150,423	$130,131

Weighted average shares - basic	62,575	60,976	62,310	60,458
Dilutive effect of:
Equity compensation	55	128	52	120
Weighted average shares - diluted	62,630	61,104	62,362	60,578

Earnings per share of common stock:
Earnings per share, Basic	$0.58	$0.19	$2.41	$2.15
Earnings per share, Diluted	$0.58	$0.19	$2.41	$2.15

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Equity compensation	22	2	22	4
Restricted stock	49	—	40	1
Anti-dilutive shares	71	2	62	5

(7)    Notes Payable, Current Maturities and Debt

We had the following short-term debt outstanding in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	September 30, 2020		December 31, 2019
	Balance Outstanding	Letters of Credit (a)	Balance Outstanding	Letters of Credit (a)
Revolving Credit Facility	$—	$24,588	$—	$30,274
CP Program	84,320	—	349,500	—
Total	$84,320	$24,588	$349,500	$30,274
_______________
(a)    Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit
Facility.

For the nine months ended September 30, 2020, we utilized a combination of our $750 million Revolving Credit Facility and CP Program to meet our business needs and support our capital investment plan. Our net short-term borrowings (payments) during the nine months ended September 30, 2020 were $(265) million.

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

Our Revolving Credit Facility and term loans require compliance with the following financial covenant, which we were in compliance with at September 30, 2020:

	As of September 30, 2020	Covenant Requirement
Consolidated Indebtedness to Capitalization Ratio	59.3%	Less than	65%

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

We did not issue any common shares under the ATM during the three and nine months ended September 30, 2020. During the three months ended September 30, 2019, we issued a total of 0.4 million shares of common stock under the ATM for proceeds of $30 million, net of $0.3 million in issuance costs. During the nine months ended September 30, 2019, we issued a total of 1.3 million shares of common stock under the ATM for proceeds of $99 million, net of $1.0 million in issuance costs.

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

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed to the following market risks, including, but not limited to:

•Commodity price risk associated with our retail natural gas, wholesale electric power marketing activities and our fuel procurement for several of our gas-fired generation assets which include market fluctuations due to unpredictable factors such as the COVID-19 pandemic, weather, market speculation, pipeline constraints, and other factors that may impact natural gas and electric energy supply and demand; and

•Interest rate risk associated with future debt, including reduced access to liquidity during periods of extreme capital markets volatility, such as the 2008 financial crisis and the COVID-19 pandemic.

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

We continue to monitor COVID-19 impacts and changes to customer load, consistency in customer payments, requests for deferred or discounted payments, and requests for changes to credit limits to quantify estimated future financial impacts to the allowance for credit losses. During the three and nine months ended September 30, 2020, the potential economic impact of the COVID-19 pandemic was considered in forward looking projections related to write-off and recovery rates, and resulted in increases to the allowance for credit losses and bad debt expense of $1.7 million and $3.7 million, respectively. See Note 4 for further information.

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

We buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risk using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and/or sales from October 2020 through May 2022. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our utilities are composed of both long and short positions. We had the following net long positions as of:

		September 30, 2020		December 31, 2019
	Units	Notional Amounts	Maximum Term (months) (a)	Notional Amounts	Maximum Term (months) (a)
Natural gas futures purchased	MMBtus	1,930,000	6	1,450,000	12
Natural gas options purchased, net	MMBtus	8,320,000	6	3,240,000	3
Natural gas basis swaps purchased	MMBtus	1,780,000	6	1,290,000	12
Natural gas over-the-counter swaps, net (b)	MMBtus	4,525,100	20	4,600,000	24
Natural gas physical contracts, net (c)	MMBtus	23,350,287	13	13,548,235	12
Electric wholesale contracts (c)	MWh	55,225	3	—	0
__________
(a)    Term reflects the maximum forward period hedged.
(b)    As of September 30, 2020, 1,274,900 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)     Volumes exclude contracts that qualify for the normal purchases and normal sales exception.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At September 30, 2020, the Company posted $0.5 million related to such provisions, which is included in Other current assets on the Condensed Consolidated Balance Sheets.

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

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$435	$1
Noncurrent commodity derivatives	Other assets, non-current	94	3
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(9)	(490)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	—	(29)
Total derivatives designated as hedges		$520	$(515)

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$1,566	$341
Noncurrent commodity derivatives	Other assets, non-current	434	2
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(1,430)	(1,764)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	—	(63)
Total derivatives not designated as hedges		$570	$(1,484)

Derivatives Designated as Hedges

The impacts of cash flow hedges on our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Income are presented below for the three and nine months ended September 30, 2020 and 2019. Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$712	$713	Interest expense	$(712)	$(713)
Commodity derivatives	691	(21)	Fuel, purchased power and cost of natural gas sold	(178)	(129)
Total	$1,403	$692		$(890)	$(842)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$2,138	$2,139	Interest expense	$(2,138)	$(2,139)
Commodity derivatives	959	(942)	Fuel, purchased power and cost of natural gas sold	(734)	508
Total	$3,097	$1,197		$(2,872)	$(1,631)

Based on September 30, 2020 prices, a $0.1 million gain would be realized, reported in pre-tax earnings and reclassified from AOCI during the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedges

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019. Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended September 30,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income

Commodity derivatives - Electric	Fuel, purchased power and cost of natural gas sold	$(1,386)	$—
Commodity derivatives - Electric	Other income (expense), net	—	142
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	1,777	(20)
		$391	$122

		Nine Months Ended September 30,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives - Electric	Fuel, purchased power and cost of natural gas sold	$(228)	$—
Commodity derivatives - Electric	Other income (expense), net	—	142
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	2,992	(1,180)
		$2,764	$(1,038)

As discussed above, financial instruments used in our regulated utilities are not designated as cash flow hedges. There is no earnings impact for our Gas Utilities because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset or Regulatory liability accounts related to these derivatives in our Gas Utilities were $0.5 million and $3.3 million as of September 30, 2020 and December 31, 2019, respectively. For our Electric Utilities, the unrealized gains and losses arising from these derivatives are recognized in the Condensed Consolidated Statements of Income.

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

	As of September 30, 2020
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Gas Utilities	$—	$6,544	$—	$(4,015)	$2,529
Commodity derivatives — Electric Utilities	—	—	—	—	—
Total	$—	$6,544	$—	$(4,015)	$2,529

Liabilities:
Commodity derivatives — Gas Utilities	$—	$1,537	$—	$(326)	$1,211
Commodity derivatives — Electric Utilities	—	228	—	—	$228
Total	$—	$1,765	$—	$(326)	$1,439

	As of December 31, 2019
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives — Gas Utilities	$—	$1,433	$—	$(1,085)	$348
Total	$—	$1,433	$—	$(1,085)	$348

Liabilities:
Commodity derivatives — Gas Utilities	$—	$5,254	$—	$(2,909)	$2,345
Total	$—	$5,254	$—	$(2,909)	$2,345

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

Other Fair Value Measures

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Condensed Consolidated Balance Sheets (in thousands) as of:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$3,536,765	$4,177,801	$3,145,839	$3,479,367
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

The following table details reclassifications out of AOCI and into net income. The amounts in parentheses below indicate decreases to net income in the Condensed Consolidated Statements of Income for the period (in thousands):

	Location on the Condensed Consolidated Statements of Income	Amount Reclassified from AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(712)	$(713)	$(2,138)	$(2,139)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(178)	(129)	(734)	508
		(890)	(842)	(2,872)	(1,631)
Income tax	Income tax benefit (expense)	209	170	680	358
Total reclassification adjustments related to cash flow hedges, net of tax		$(681)	$(672)	$(2,192)	$(1,273)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$24	$19	$79	$58

Actuarial gain (loss)	Operations and maintenance	(597)	(83)	(1,791)	(524)
		(573)	(64)	(1,712)	(466)
Income tax	Income tax benefit (expense)	143	89	407	184
Total reclassification adjustments related to defined benefit plans, net of tax		$(430)	$25	$(1,305)	$(282)
Total reclassifications		$(1,111)	$(647)	$(3,497)	$(1,555)

Balances by classification included within AOCI, net of tax on the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2019	$(15,122)	$(456)	$(15,077)	$(30,655)
Other comprehensive income (loss)
before reclassifications	—	181	55	236
Amounts reclassified from AOCI	1,630	562	1,305	3,497
As of September 30, 2020	$(13,492)	$287	$(13,717)	$(26,922)

	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2018	$(17,307)	$328	$(9,937)	$(26,916)
Other comprehensive income (loss)
before reclassifications	—	(334)	—	(334)
Amounts reclassified from AOCI	1,639	(366)	282	1,555
As of September 30, 2019	$(15,668)	$(372)	$(9,655)	$(25,695)

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

We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the Company calculated the cumulative difference using a calculated value versus fair value to determine market-related value for liability-hedging assets of the portfolio. The cumulative effect of this change, as of January 1, 2020, resulted in a decrease to prior service costs, as recorded in Other income (expense), net, of $0.6 million, an increase in Income tax expense of $0.2 million and an increase to Net income of $0.4 million within the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2020.

Funding Status of Employee Benefit Plans

Based on the fair value of assets and estimated discount rate used to value benefit obligations as of September 30, 2020, we estimate the unfunded status of our employee benefit plans to be approximately $51 million compared to $51 million at December 31, 2019. In 2012, we froze our pension plan and closed it to new participants. Since then, we have implemented various de-risking strategies including lump sum buyouts, the purchase of annuities and the reduction of return-seeking assets over time to a more liability-hedged portfolio. As a result, recent capital markets volatility driven by the COVID-19 pandemic has not materially affected our unfunded status and does not require interim re-measurement of our pension plan assets or defined benefit obligations.

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$1,352	$1,346	$4,058	$4,037
Interest cost	3,356	4,344	10,069	13,031
Expected return on plan assets	(5,647)	(6,100)	(16,943)	(18,300)
Prior service cost (benefit)	—	6	—	19
Net loss (gain)	2,093	941	6,279	2,822
Net periodic benefit cost	$1,154	$537	$3,463	$1,609

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$514	$454	$1,542	$1,362
Interest cost	412	560	1,237	1,683
Expected return on plan assets	(46)	(57)	(137)	(172)
Prior service cost (benefit)	(136)	(99)	(410)	(298)
Net loss (gain)	5	—	15	—
Net periodic benefit cost	$749	$858	$2,247	$2,575

Supplemental Non-qualified Defined Benefit and Defined Contribution Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit and Defined Contribution Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$1,035	$429	$1,482	$2,406
Interest cost	274	324	824	972
Prior service cost (benefit)	1	—	1	1
Net loss (gain)	425	134	1,277	402
Net periodic benefit cost	$1,735	$887	$3,584	$3,781

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made in the first nine months of 2020 and anticipated contributions for 2020 and 2021 are as follows (in thousands):

	Contributions Made	Additional Contributions	Contributions
	Nine Months Ended September 30, 2020	Anticipated for 2020	Anticipated for 2021
Defined Benefit Pension Plan	$12,700	$—	$12,700
Non-pension Defined Benefit Postretirement Healthcare Plans	$4,006	$1,335	$5,227
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$1,065	$355	$1,964

(13)    Commitments and Contingencies

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 19 of our Notes to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K except for those described below and in Note 5.

Power Sales Agreement - Colorado Electric

On July 1, 2020, Colorado Electric entered into a PSA with the City of Colorado Springs to sell up to 60 MW of wind energy purchased from PRPA under a separate 60 MW PPA transacted on June 26, 2019. This PSA with the City of Colorado Springs expires June 30, 2025.

Power Purchase Agreement - South Dakota Electric

On September 11, 2020, South Dakota Electric entered into a PPA with Fall River Solar, LLC to purchase up to 80 MW of renewable energy upon construction completion of a new solar facility which is expected by the end of 2022. This agreement will expire 20 years after construction completion.

(14)    Income Taxes

CARES Act

On March 27, 2020, the President signed the CARES Act, which contained, in part, an allowance for deferral of the employer portion of Social Security employment tax liabilities until 2021 and 2022, as well as a COVID-19 employee retention tax credit of up to $5,000 per eligible employee.

Eligible employers are taxpayers experiencing either: (1) a full or partial suspension of business operations stemming from a government COVID-19 related order or (2) a more than 50% drop in gross receipts compared to the corresponding calendar quarter in 2019. This 50% employee retention tax credit applies up to $10,000 in qualified wages paid between March 13, 2020 through December 31, 2020, and is refundable to the extent it exceeds the employer portion of payroll tax liability.

Eligible wages or employer-paid health benefits must be paid for the period of time during which an employee did not provide services. However, employees do not need to stop providing all services to the employer for the credit to potentially apply.

Additionally, the CARES Act accelerates the amount of alternative minimum tax (“AMT”) credits that can be refunded for the 2018 and 2019 annual tax returns. In 2020, we filed for, and received, a refund of approximately $2.4 million of AMT credit carryforwards under this provision.

During the three and nine months ended September 30, 2020, we utilized the payroll tax deferral provision which allowed us to defer payment of approximately $4.0 million and $6.9 million, respectively, of Social Security employment tax liabilities. We are currently reviewing the potential future benefits of the CARES Act related to employee retention tax credits to assess the impact on our financial position, results of operations and cash flows.

Income tax (expense) for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

Income tax (expense) for the three months ended September 30, 2020 was $(4.7) million compared to $(2.5) million reported for the same period in 2019. For the three months ended September 30, 2020, the effective tax rate was 10.3% compared to 14.0% for the same period in 2019. The lower effective tax rate is primarily due to increased tax benefits from federal production tax credits associated with new wind assets and reversal of accrued excess deferred income taxes as part of resolving the last of the Company’s open dockets seeking approval of its TCJA plans as discussed in Note 5.

Income tax (expense) for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

Income tax (expense) for the nine months ended September 30, 2020 was $(25) million compared to $(22) million reported for the same period in 2019. The effective tax rate was 13.6% for both the nine months ended September 30, 2020 and 2019, primarily due to increased tax benefits from forecasted federal production tax credits associated with new wind assets and reversal of accrued excess deferred income taxes as part of resolving the last of the Company’s open dockets seeking approval of its TCJA plans as discussed in Note 5 offset by a prior year discrete tax benefit related to repairs and certain indirect costs.

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

The following table presents the carrying value of our investments (in thousands) as of:

	September 30, 2020	December 31, 2019
Investment in privately held oil and gas company	$1,500	$8,359
Cash surrender value of life insurance contracts	13,467	13,056
Other investments	692	514
Total investments	$15,659	$21,929

(16)    Subsequent Events

We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures, with the exception of those items disclosed in Note 5.

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

Certain industries in which we operate are highly seasonal and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and nine months ended September 30, 2020 and 2019, and our financial condition as of September 30, 2020 and December 31, 2019, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

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

For the three and nine months ended September 30, 2020, we have experienced limited impacts to our financial results and operational activities due to COVID-19. Year-to-date decreases to gross margins are driven primarily by lower volumes and waived customer late payment fees. Increased operations and maintenance expenses due to sequestration of mission critical and essential employees and increased bad debt expense were partially offset by decreased training, travel, outside services and employee related expenses.

During the three and nine months ended September 30, 2020, COVID-19 had a limited impact on revenues and customer loads. Increases in revenues and customer loads for the three months ended September 30, 2020, when compared to the same period in the prior year, were driven primarily by warmer and drier weather across our service territories. Declines in revenues and customer loads for the nine months ended September 30, 2020, when compared to the same period in the prior year, were driven primarily by milder first quarter winter temperatures in our Gas Utilities’ service territories. We continue to closely monitor loads in our states as updated executive orders and recommendations associated with COVID-19 are provided. We have continued to proactively communicate with various commercial and industrial customers in our service territories to understand their needs and forecast the potential financial implications. We have increased our allowance for credit losses and bad debt expense by $1.7 million and $3.7 million for the three and nine months ended September 30, 2020, respectively, after considering the potential economic impact of the COVID-19 pandemic in forward looking projections related to write-off and recovery rates. All of our jurisdictions temporarily suspended disconnections for a period of time. State orders lifting those restrictions have been issued in nearly all of our jurisdictions; however, we expect the status of restrictions will continue to fluctuate for the next several months. We continue to monitor customer loads, accounts receivable arrears balances, disconnects, cash flows and bad debt expense. We are proactively working with customers to establish payment plans and find available payment assistance resources.

We continue to maintain adequate liquidity to operate our businesses and fund our capital investment program. In February 2020, the Company issued $100 million in equity to support its 2020 capital investment program. In June 2020, the Company issued $400 million of long-term debt which was used to repay short-term debt and for working capital and general corporate purposes. For the nine months ended September 30, 2020, the Company also utilized a combination of its $750 million Revolving Credit Facility and CP Program to meet its funding requirements. The Company has no material debt maturities until late 2023 and as of September 30, 2020, had $648 million of liquidity which included $7.0 million of cash and $641 million of available capacity on its Revolving Credit Facility. We continue to meet our debt covenant requirements. We also continue to monitor the funding status of our employee benefit plan obligations, which did not materially change during the nine months ended September 30, 2020.

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

We continue to work closely with local health, public safety and government officials to minimize the spread of COVID-19 and its impact to our employees and the services we provide to our customers. Actions the Company had taken earlier in the year include implementing protocols for our field operations personnel to continue to safely and effectively interact with our customers, asking employees to work from home, requiring employees to complete daily health assessments, covering COVID-19 testing at 100% for our active employee medical plans, limiting travel to only mission-critical purposes and sequestering essential employees.

During the third quarter of 2020, we suspended sequestration of essential employees but continue to monitor the impacts of COVID-19 in our service territories to ensure we provide essential services to our customers. Additionally, we implemented our Ready2Return program, which includes a phased return of our employees to our work facilities while keeping our workforce healthy, safe and informed. Our Ready2Return program also focuses on enhancing our facility readiness to improve ventilation, ensure social distancing and establish cleaning services to reduce the spread of infection.

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

As we look forward to the fourth quarter of 2020 and beyond, we anticipate that our operating results could be further affected by COVID-19, as discussed in detail in our Risk Factors.

2020 Business Segment Highlights and Corporate Activity

Electric Utilities

•South Dakota Electric and Wyoming Electric continued construction of the $79 million, Corriedale project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. The project is expected to be fully in service in the fourth quarter of 2020.

•On October 15, 2020, the FERC approved a settlement agreement that represents a resolution of all issues in the joint application filed by Wyoming Electric and Black Hills Wyoming on August 2, 2019 for approval of a new 60 MW PPA. Under terms of the settlement, Wyoming Electric will continue to receive 60 MW of capacity and energy from the Wygen I power plant. The new agreement will commence on January 1, 2022, replace the existing PPA and continue for 11 years.

•On September 23, 2020, Colorado Electric received approval from the CPUC for its request for approval of its preferred solar bid in support of its Renewable Advantage program. The program plans to add up to 200 MW of renewable energy in Colorado by the end of 2023.

•On July 10, 2020, Wyoming Electric set a new all-time peak load of 271 MW, surpassing the previous peak of 265 MW set in July 2019.

•On May 5, 2020, citizens in Pueblo, Colorado voted overwhelmingly to retain Colorado Electric as its electric utility provider by 75.6% of votes cast. The current franchise agreement continues through 2030.

Gas Utilities

•On September 11, 2020, Colorado Gas filed a rate review with the CPUC seeking recovery on significant infrastructure investments in its 7,000-mile natural gas pipeline system. The rate review requests $13.5 million in new annual revenue with a capital structure of 50% equity and 50% debt and a return on equity of 9.95%. The request seeks to implement new rates in the second quarter of 2021. On September 11, 2020, in accordance with the final order from the earlier rate review discussed below, Colorado Gas also filed a new SSIR proposal that would recover safety-focused investments in its system over five years.

•On June 1, 2020, Nebraska Gas filed a rate review with the NPSC to consolidate rate schedules into a new, single statewide structure and seek recovery on significant infrastructure investments in its 13,000-mile natural gas pipeline system. The rate review requests $17.3 million in new revenue with a capital structure of 50% equity and 50% debt and a return on equity of 10%. Nebraska statute allows for implementation of interim rates 90 days after filing a rate review and Nebraska Gas implemented interim rates effective on September 1, 2020. The request seeks to finalize rates in the first quarter of 2021. Nebraska Gas is also requesting an extension of its SSIR for five years to align the rider recovery mechanisms across the consolidated utility.

•On February 1, 2019, Colorado Gas filed a rate review with the CPUC requesting $2.5 million in new revenue to recover investments in safety, reliability and system integrity and approval to consolidate rates, tariffs, and services of its two existing gas distribution territories. Colorado Gas also requested a new rider mechanism to recover future safety and integrity investments in its system. On May 19, 2020, the CPUC issued a final order which denied the new system integrity recovery mechanism and consolidation of rate territories. In addition, the order resulted in an annual revenue decrease of $0.6 million and a return on equity of 9.2%. New rates were effective July 3, 2020.

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

Power Generation

•On October 15, 2020, the FERC approved a settlement agreement that represents a resolution of all issues in the joint application filed by Black Hills Wyoming and Wyoming Electric on August 2, 2019 for approval of a new 60 MW PPA. See additional information in the Electric Utilities Segment highlights above.

Corporate and Other

•On August 20, 2020, Fitch affirmed South Dakota Electric’s credit rating at A.

•On August 20, 2020, Fitch affirmed our BBB+ rating and maintained a stable outlook.

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

Consolidated Summary and Overview

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Revenue	$386,525	$363,491	$1,328,456	$1,368,748
Inter-company eliminations	(39,935)	(37,943)	(117,902)	(111,502)
	$346,590	$325,548	$1,210,554	$1,257,246
Adjusted operating income (a)
Electric Utilities	$52,083	$50,653	$121,726	$125,219
Gas Utilities	18,147	4,736	139,253	116,607
Power Generation	8,738	11,822	31,489	33,945
Mining	3,505	3,374	9,992	9,351
Corporate and Other	(239)	(34)	(108)	(439)
Operating income	82,234	70,551	302,352	284,683

Interest expense, net	(36,041)	(33,487)	(107,039)	(102,469)
Impairment of investment	—	(19,741)	(6,859)	(19,741)
Other income (expense), net	(1,193)	580	(703)	55
Income tax (expense)	(4,651)	(2,508)	(25,484)	(22,078)
Net income	40,349	15,395	162,267	140,450
Net income attributable to noncontrolling interest	(4,066)	(3,655)	(11,844)	(10,319)
Net income available for common stock	$36,283	$11,740	$150,423	$130,131

Earnings per share, Basic	$0.58	$0.19	$2.41	$2.15
Earnings per share, Diluted	$0.58	$0.19	$2.41	$2.15
__________
(a)    Adjusted operating income recognizes inter-segment revenues and costs for Colorado Electric’s PPA with Black Hills Colorado IPP on an accrual basis rather than as a finance lease. This presentation of segment information does not impact consolidated financial results.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019:

The variance to the prior year included the following:

•COVID-19 related impacts to consolidated results included $1.0 million of lower gross margin driven primarily by waived customer late payment fees, $1.7 million of additional bad debt expense and $0.5 million of costs due to sequestration of mission-critical and essential employees which were partially offset by $1.1 million of lower travel, training, and employee related expenses;
•Electric Utilities’ adjusted operating income increased $1.4 million primarily due to rider revenues and benefits from the release of TCJA revenue reserves partially offset by higher operating expenses and mark-to-market losses on wholesale energy contracts;
•Gas Utilities’ adjusted operating income increased $13 million primarily due to drier summer weather favorably impacting our Nebraska service territory irrigation loads, new customer rates in Wyoming and Nebraska and mark-to-market gains on non-utility natural gas commodity contracts partially offset by higher operating expenses;
•Power Generation adjusted operating income decreased $3.1 million primarily due to higher operating expenses driven by the early retirement of certain assets;
•Interest expense increased $2.6 million primarily due to higher debt balances partially offset by lower rates;

•A prior year $20 million pre-tax non-cash impairment of our investment in equity securities of a privately held oil and gas company;
•Other expense increased $1.8 million primarily due to increased costs for our non-qualified benefit plan driven by market performance on plan assets and increased non-service pension costs resulting from a change in accounting principle for our defined benefit pension plan effective January 1, 2020; and
•Income tax expense increased $2.1 million primarily due to higher pre-tax earnings partially offset by a lower effective tax rate.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019:

The variance to the prior year included the following:

•COVID-19 related impacts to consolidated results included $3.4 million of lower gross margin driven primarily by lower volumes and waived customer late payment fees, $2.6 million of costs due to sequestration of mission-critical and essential employees and $3.7 million of additional bad debt expense which were partially offset by $4.6 million of lower travel, training, outside services and employee related expenses;
•Electric Utilities’ adjusted operating income decreased $3.5 million primarily due to higher operating expenses and COVID-19 impacts partially offset by benefits from the release of TCJA revenue reserves, rider revenues and favorable weather;
•Gas Utilities’ adjusted operating income increased $23 million primarily due to new customer rates in Wyoming, mark-to-market gains on non-utility natural gas commodity contracts, prior year amortization of excess deferred income taxes and customer growth partially offset by higher operating expenses and COVID-19 impacts;
•Power Generation adjusted operating income decreased $2.5 million primarily due to higher operating expenses driven by the early retirement of certain assets;
•Interest expense increased $4.6 million primarily due to higher debt balances partially offset by lower rates;
•A prior year $20 million pre-tax non-cash impairment of our investment in equity securities of a privately held oil and gas company compared to a current year $6.9 million impairment on the same investment; and
•Income tax expense increased $3.4 million primarily due to higher pre-tax earnings with similar effective tax rates.

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

Our gross margin measure may not be comparable to other companies’ gross margin measures. Furthermore, this measure is not intended to replace operating income, as determined in accordance with GAAP, as an indicator of operating performance.

Electric Utilities

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(in thousands)
Revenue	$200,842	$191,384	$9,458	$538,181	$540,665	$(2,484)

Total fuel and purchased power	77,885	71,593	6,292	201,398	207,004	(5,606)

Gross margin (non-GAAP)	122,957	119,791	3,166	336,783	333,661	3,122

Operations and maintenance	47,426	47,172	254	144,956	143,049	1,907
Depreciation and amortization	23,448	21,966	1,482	70,101	65,393	4,708
Total operating expenses	70,874	69,138	1,736	215,057	208,442	6,615

Adjusted operating income	$52,083	$50,653	$1,430	$121,726	$125,219	$(3,493)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019:

Gross margin for the three months ended September 30, 2020 increased as a result of the following:

(in millions)
Release of TCJA revenue reserves	$1.5
Rider recovery	1.3
Off-system power marketing	0.9
Weather	0.2
Mark-to-market on wholesale energy contracts	(1.4)
COVID-19 impacts	(0.2)
Other	0.9
Total increase in Gross margin (non-GAAP)	$3.2

Operations and maintenance expense increased primarily due to COVID-19 related expenses of $0.5 million for the sequestration of essential employees and $0.3 million of additional bad debt expense which were partially offset by $0.4 million of lower travel, training and employee related expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year and current year capital expenditures.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019:

Gross margin for the nine months ended September 30, 2020 increased as a result of the following:

(in millions)
Release of TCJA revenue reserves	$2.7
Rider recovery and true-up (a)	1.0
Weather	0.9
COVID-19 impacts (b)	(1.7)
Other	0.2
Total increase in Gross margin (non-GAAP)	$3.1
____________________
(a)    Gross margin increased due to $2.6 million of rider revenues, which was partially offset by a $1.6 million rider true-up.
(b)    The impacts to Electric Utilities’ gross margin from COVID-19 were primarily driven by reduced commercial volumes and waived customer late payment fees partially offset by higher residential usage.

Operations and maintenance expense increased primarily due to $1.4 million of expenses related to the efforts to retain our franchise privileges in Pueblo, Colorado. COVID-19 impacts to operations and maintenance expense included $2.2 million of expenses related to the sequestration of essential employees and $0.9 million of additional bad debt expense which were partially offset by $2.4 million of lower travel, training, outside services and employee related expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year and current year capital expenditures.

Operating Statistics

	Electric Revenue				Quantities Sold
	(in thousands)				(MWh)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Residential	$62,395	$58,919	$167,048	$162,257	405,989	384,735	1,113,821	1,075,394
Commercial	64,756	65,732	178,979	186,434	538,299	560,547	1,492,239	1,556,449
Industrial	35,660	33,937	99,725	98,074	462,545	462,809	1,382,710	1,335,260
Municipal	4,834	4,792	12,732	13,184	46,256	46,106	121,027	121,025
Subtotal Retail Revenue - Electric	167,645	163,380	458,484	459,949	1,453,089	1,454,197	4,109,797	4,088,128
Contract Wholesale (a)	5,924	8,211	14,947	23,335	129,960	229,369	348,991	646,611
Off-system/Power Marketing Wholesale	9,535	6,452	17,939	16,592	167,494	160,357	469,590	436,298
Other	17,738	13,341	46,811	40,789	—	—	—	—
Total Revenue and Energy Sold	200,842	191,384	538,181	540,665	1,750,543	1,843,923	4,928,378	5,171,037
Other Uses, Losses or Generation, net (b)	—	—	—	—	118,410	112,172	294,466	299,038
Total Revenue and Energy	200,842	191,384	538,181	540,665	1,868,953	1,956,095	5,222,844	5,470,075
Less cost of fuel and purchased power	77,885	71,593	201,398	207,004
Gross Margin (non-GAAP)	$122,957	$119,791	$336,783	$333,661

	Electric Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Quantities Sold (MWh) (b)
Three Months Ended September 30,	2020	2019	2020	2019	2020	2019
Colorado Electric	$74,742	$70,771	$42,236	$41,916	666,916	634,098
South Dakota Electric (a)	78,861	77,022	58,062	55,217	699,150	835,725
Wyoming Electric	47,239	43,591	22,659	22,658	502,887	486,272
Total Electric Revenue, Gross Margin (non-GAAP), and Quantities Sold	$200,842	$191,384	$122,957	$119,791	1,868,953	1,956,095

	Electric Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Quantities Sold (MWh) (b)
Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019
Colorado Electric	$191,197	$186,030	$106,961	$104,411	1,765,501	1,611,126
South Dakota Electric (a)	213,059	225,309	163,659	162,390	1,954,902	2,438,366
Wyoming Electric	133,925	129,326	66,163	66,860	1,502,441	1,420,583
Total Electric Revenue, Gross Margin (non-GAAP), and Quantities Sold	$538,181	$540,665	$336,783	$333,661	5,222,844	5,470,075
________________
(a)    Revenue and purchased power for the three and nine months ended September 30, 2020 as well as associated quantities, for certain wholesale contracts have been presented on a net basis.  Amounts for the three and nine months ended September 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.
(b)    Includes company uses, line losses, and excess exchange production.

	Three Months Ended September 30,		Nine Months Ended September 30,
Quantities Generated and Purchased (MWh)	2020	2019	2020	2019

Coal-fired	592,681	564,220	1,712,540	1,621,355
Natural Gas and Oil	199,408	234,366	453,950	445,498
Wind	54,518	55,407	191,696	167,331
Total Generated	846,607	853,993	2,358,186	2,234,184
Purchased (a)	1,022,346	1,102,102	2,864,658	3,235,891
Total Generated and Purchased	1,868,953	1,956,095	5,222,844	5,470,075

	Three Months Ended September 30,		Nine Months Ended September 30,
Quantities Generated and Purchased (MWh)	2020	2019	2020	2019
Generated:
Colorado Electric	97,450	149,509	271,957	341,925
South Dakota Electric	518,821	489,042	1,434,353	1,262,336
Wyoming Electric	230,336	215,442	651,876	629,923
Total Generated	846,607	853,993	2,358,186	2,234,184
Purchased:
Colorado Electric	569,466	484,589	1,493,544	1,269,201
South Dakota Electric (a)	180,329	346,683	520,549	1,176,030
Wyoming Electric	272,551	270,830	850,565	790,660
Total Purchased	1,022,346	1,102,102	2,864,658	3,235,891

Total Generated and Purchased	1,868,953	1,956,095	5,222,844	5,470,075
________________
(a)    Purchased power quantities for the three and nine months ended September 30, 2020, for certain wholesale contracts have been presented on a net basis.  Amounts for the three and nine months ended September 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

	Three Months Ended September 30,
Degree days	2020		2019
	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	99	1%	4	(96)%
South Dakota Electric	202	(10)%	175	(22)%
Wyoming Electric	208	(29)%	120	(77)%
Combined (a)	156	(14)%	86	(36)%

Cooling Degree Days:
Colorado Electric	987	44%	1,079	58%
South Dakota Electric	561	5%	366	(31)%
Wyoming Electric	492	65%	433	45%
Combined (a)	742	34%	705	27%

	Nine Months Ended September 30,
Degree days	2020		2019
	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	3,073	(9)%	3,156	(6)%
South Dakota Electric	4,440	—%	5,370	20%
Wyoming Electric	4,356	(3)%	4,677	5%
Combined (a)	3,799	(4)%	4,198	6%

Cooling Degree Days:
Colorado Electric	1,369	53%	1,226	37%
South Dakota Electric	681	8%	404	(36)%
Wyoming Electric	593	70%	462	33%
Combined (a)	977	41%	791	14%
____________________
(a)    Combined actuals are calculated based on the weighted average number of total customers by state.

	Three Months Ended September 30,		Nine Months Ended September 30,
Contracted Power Plant Fleet Availability (a)	2020	2019	2020	2019
Coal-fired plants (b)	97.4%	94.6%	94.1%	90.0%
Natural gas-fired plants and Other plants (c)(d)	79.7%	89.6%	80.5%	89.8%
Wind	97.7%	93.7%	98.3%	95.0%
Total Availability	86.8%	91.5%	86.3%	90.3%

Wind Capacity Factor	33.2%	33.8%	39.3%	37.1%
____________________
(a)    Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)    2019 included planned outages at Neil Simpson II and Wygen III and unplanned outages at Wyodak Plant and Wygen III.
(c)     2020 included a planned outage at Cheyenne Prairie and unplanned outages at Pueblo Airport Generation and Lange CT.
(d)    2019 included planned outages at Neil Simpson CT and Lange CT.

Gas Utilities

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(in thousands)
Revenue:
Natural gas - regulated	$128,468	$117,549	$10,919	$612,797	$651,366	$(38,569)
Other - non-regulated services	15,461	13,195	2,266	53,015	55,927	(2,912)
Total revenue	143,929	130,744	13,185	665,812	707,293	(41,481)

Cost of sales:
Natural gas - regulated	25,235	28,154	(2,919)	222,144	280,312	(58,168)
Other - non-regulated services	1,800	4,870	(3,070)	4,874	16,975	(12,101)
Total cost of sales	27,035	33,024	(5,989)	227,018	297,287	(70,269)

Gross margin (non-GAAP)	116,894	97,720	19,174	438,794	410,006	28,788

Operations and maintenance	73,642	70,170	3,472	223,351	225,239	(1,888)
Depreciation and amortization	25,105	22,814	2,291	76,190	68,160	8,030
Total operating expenses	98,747	92,984	5,763	299,541	293,399	6,142

Adjusted operating income	$18,147	$4,736	$13,411	$139,253	$116,607	$22,646

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019:

Gross margin for the three months ended September 30, 2020 increased as a result of:

(in millions)
Weather (a)	$8.4
New rates	4.9
Mark-to-market on non-utility natural gas commodity contracts	1.8
Customer growth - distribution	1.5
Non-Utility - Tech Services	0.6
COVID-19 impacts (b)	(0.8)
Other	2.8
Total increase in Gross margin (non-GAAP)	$19.2
____________________
(a)    Weather impacts for the three months ended September 30, 2020 compared to the same period in the prior year include increased irrigation loads to agriculture customers in 2020 in our Nebraska Gas service territory as 2019 was a record precipitation year and increased heating demand due to cooler temperatures.
(b)    The impacts to Gas Utilities’ gross margin from COVID-19 were primarily driven by waived customer late payment fees.

Operations and maintenance expense increased primarily due to higher employee costs. COVID-19 impacts to operations and maintenance expense included $1.4 million of additional bad debt expense which was partially offset by $0.7 million of lower travel and training expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year and current year capital expenditures.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019:

Gross margin for the nine months ended September 30, 2020 increased as a result of:

(in millions)
New rates	$14.1
Mark-to-market on non-utility natural gas commodity contracts	4.2
Customer growth - distribution	3.6
Prior year amortization of excess deferred income taxes	3.5
Non-Utility - Tech Services and Gas Supply Services	1.4
Weather (a)	0.8
COVID-19 impacts (b)	(1.7)
Other	2.9
Total increase in Gross margin (non-GAAP)	$28.8
____________________
(a)    Weather impacts for the nine months ended September 30, 2020 compared to the same period in the prior year include increased irrigation loads to agriculture customers in the third quarter of 2020 in our Nebraska Gas service territory as 2019 was a record precipitation year mostly offset by lower heating demand in the first quarter of 2020 due to warmer temperatures.
(b)    The impacts to Gas Utilities’ gross margin from COVID-19 were primarily driven by reduced volumes from certain transport customers and waived customer late payment fees.

Operations and maintenance expense decreased primarily due to $2.7 million of lower outside services expenses and $1.2 million of lower employee costs partially offset by $1.0 million of higher property taxes due to a higher asset base. COVID-19 impacts to operations and maintenance expense included $2.8 million of additional bad debt expense which was partially offset by $2.2 million of lower travel, training, outside services and employee related expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year and current year capital expenditures.

Operating Statistics

	Gas Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019

Residential	$61,515	$57,244	$48,165	$43,441	4,058,040	3,599,549
Commercial	19,940	19,629	12,821	11,589	2,354,719	2,298,919
Industrial	7,280	8,770	2,514	2,493	2,674,127	2,960,930
Other	1,271	2,499	1,271	2,499	—	—
Total Distribution	90,006	88,142	64,771	60,022	9,086,886	8,859,398

Transportation and Transmission	38,462	29,407	38,462	29,373	33,668,174	31,538,815

Total Regulated	128,468	117,549	103,233	89,395	42,755,060	40,398,213

Non-regulated Services	15,461	13,195	13,661	8,325

Total Gas Revenue & Gross Margin (non-GAAP)	$143,929	$130,744	$116,894	$97,720

	Gas Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019

Residential	$351,986	$383,466	$207,654	$201,168	40,790,670	44,356,725
Commercial	127,617	146,752	61,676	61,673	19,155,051	21,484,646
Industrial	18,539	18,764	6,697	5,830	5,771,732	5,141,399
Other	856	(968)	856	(968)	—	—
Total Distribution	498,998	548,014	276,883	267,703	65,717,453	70,982,770

Transportation and Transmission	113,799	103,352	113,770	103,351	108,967,182	110,622,285

Total Regulated	612,797	651,366	390,653	371,054	174,684,635	181,605,055

Non-regulated Services	53,015	55,927	48,141	38,952

Total Gas Revenue & Gross Margin (non-GAAP)	$665,812	$707,293	$438,794	$410,006

	Gas Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019

Arkansas Gas	$21,043	$21,387	$17,400	$16,249	3,925,893	4,094,454
Colorado Gas	22,724	22,632	16,972	15,667	3,702,666	3,806,360
Iowa Gas	18,155	16,381	14,672	13,135	5,628,110	5,686,772
Kansas Gas	18,591	19,013	13,099	12,309	8,564,408	7,602,758
Nebraska Gas	46,315	35,715	39,755	28,046	16,525,547	13,999,302
Wyoming Gas	17,101	15,616	14,996	12,314	4,408,436	5,208,567
Total Gas Revenue & Gross Margin (non-GAAP)	$143,929	$130,744	$116,894	$97,720	42,755,060	40,398,213

	Gas Revenue (in thousands)		Gross Margin (non-GAAP) (in thousands)		Gas Utilities Quantities Sold & Transported (Dth)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019

Arkansas Gas	$124,621	$127,014	$88,161	$79,148	19,795,077	21,061,567
Colorado Gas	123,943	135,816	73,785	73,022	21,845,915	23,050,638
Iowa Gas	94,386	105,736	50,355	50,773	25,429,502	28,834,731
Kansas Gas	70,571	77,609	44,162	42,385	25,202,180	24,336,744
Nebraska Gas	170,447	183,827	122,140	111,828	56,857,061	57,815,316
Wyoming Gas	81,844	77,291	60,191	52,850	25,554,900	26,506,059
Total Gas Revenue & Gross Margin (non-GAAP)	$665,812	$707,293	$438,794	$410,006	174,684,635	181,605,055

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

	Three Months Ended September 30,
	2020		2019
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	24	(44)%	—	(100)%
Colorado Gas	159	(26)%	68	(68)%
Iowa Gas	140	1%	43	(69)%
Kansas Gas (a)	70	27%	—	(101)%
Nebraska Gas	109	(1)%	22	(80)%
Wyoming Gas	245	(20)%	183	(37)%
Combined (b)	125	(13)%	53	(62)%

	Nine Months Ended September 30,
	2020		2019
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	2,036	(18)%	2,347	(5)%
Colorado Gas	3,797	(7)%	4,115	—%
Iowa Gas	4,104	(2)%	4,611	10%
Kansas Gas (a)	2,851	(4)%	3,204	8%
Nebraska Gas	3,636	(4)%	4,169	10%
Wyoming Gas	4,678	(1)%	5,093	9%
Combined (b)	3,731	(4)%	4,297	7%
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

Power Generation

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(in thousands)
Revenue	$26,518	$25,811	$707	$78,606	$75,764	$2,842

Fuel expense	2,320	2,283	37	6,692	6,933	(241)
Operations and maintenance	10,539	6,946	3,593	24,886	20,817	4,069
Depreciation and amortization	4,921	4,760	161	15,539	14,069	1,470
Total operating expense	17,780	13,989	3,791	47,117	41,819	5,298

Adjusted operating income	$8,738	$11,822	$(3,084)	$31,489	$33,945	$(2,456)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019:

Revenue increased in the current year driven primarily by increased MWh sold from new wind assets and additional Black Hills Colorado IPP fired-engine hours. Operating expenses increased primarily due to a $3.1 million expense related to the early retirement of certain assets and higher generation costs and depreciation from new wind assets.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019:

Revenue increased in the current year driven by an increase in MWh sold from new wind assets and additional Black Hills Colorado IPP fired-engine hours. Operating expenses increased primarily due to a $3.1 million expense related to the early retirement of certain assets and higher generation costs and depreciation from new wind assets. COVID-19 impacts to operations and maintenance expense included $0.4 million of expenses related to the sequestration of essential employees.

Operating Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Quantities Sold, Generated and Purchased (MWh) (a)
Sold
Black Hills Colorado IPP	301,934	275,867	830,860	692,156
Black Hills Wyoming (b)	157,855	162,668	471,073	476,430
Black Hills Electric Generation	65,697	30,912	255,605	112,461
Total Sold	525,486	469,447	1,557,538	1,281,047

Generated
Black Hills Colorado IPP	301,934	275,867	830,860	692,156
Black Hills Wyoming (b)	139,313	142,219	408,545	407,001
Black Hills Electric Generation	65,697	30,912	255,605	112,461
Total Generated	506,944	448,998	1,495,010	1,211,618

Purchased
Black Hills Wyoming (b)	18,004	16,865	62,097	56,205
Total Purchased	18,004	16,865	62,097	56,205
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Contracted Power Plant Fleet Availability (a)	2020	2019	2020	2019

Coal-fired plant	96.1%	98.0%	94.5%	95.2%
Natural gas-fired plants (b)	99.8%	97.6%	99.6%	98.4%
Wind	90.6%	81.9%	92.8%	93.4%
Total Availability	95.8%	93.6%	96.3%	96.5%

Wind Capacity Factor	19.4%	15.0%	25.7%	22.1%
___________
(a)    Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)     2019 included a planned outage at Pueblo Airport Generation.

Mining

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(in thousands)
Revenue	$15,236	$15,552	$(316)	$45,857	$45,026	$831

Operations and maintenance	8,923	9,900	(977)	28,481	28,988	(507)
Depreciation, depletion and amortization	2,808	2,278	530	7,384	6,687	697
Total operating expenses	11,731	12,178	(447)	35,865	35,675	190

Adjusted operating income	$3,505	$3,374	$131	$9,992	$9,351	$641

Operating Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for Revenue per ton)	2020	2019	2020	2019
Tons of coal sold	940	969	2,808	2,720
Cubic yards of overburden moved	1,595	2,341	6,073	6,380

Revenue per ton	$15.60	$15.47	$15.64	$15.90

Corporate and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(in thousands)
Adjusted operating income (loss)	$(239)	$(34)	$(205)	$(108)	$(439)	$331

Consolidated Interest Expense, Impairment of Investment, Other Income (Expense) and Income Tax (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(in thousands)			(in thousands)
Interest expense, net	$(36,041)	$(33,487)	$(2,554)	$(107,039)	$(102,469)	$(4,570)
Impairment of investment	—	(19,741)	$19,741	(6,859)	(19,741)	$12,882
Other income (expense), net	(1,193)	580	$(1,773)	(703)	55	$(758)
Income tax (expense)	(4,651)	(2,508)	$(2,143)	(25,484)	(22,078)	$(3,406)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019.

Interest expense, net

The increase in Interest expense, net for the three months ended September 30, 2020, compared to the same period in the prior year, was driven by higher debt balances partially offset by lower interest rates.

Impairment of Investment

For the three months ended September 30, 2019, we recorded a pre-tax non-cash write-down of $20 million in our investment in equity securities of a privately held oil and gas company. The impairment was triggered by continued adverse changes in future natural gas prices and liquidity concerns at the privately held oil and gas company. The remaining book value of our investment is $1.5 million, and this is our only remaining investment in oil and gas exploration and production activities. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details.

Other Income (Expense)

The variance in Other income (expense), net for the three months ended September 30, 2020, compared to the same period in the prior year, was primarily due to increased costs for our non-qualified benefit plans which were driven by market performance on plan assets and increased non-service pension costs resulting from a change in accounting principle for our defined benefit pension plan effective January 1, 2020.
Income Tax (Expense)

For the three months ended September 30, 2020, the effective tax rate was 10.3% compared to 14.0% for the same period in 2019. The lower effective tax rate is primarily due to increased tax benefits from federal production tax credits associated with new wind assets and reversal of accrued excess deferred income taxes as part of resolving the last of the Company’s open dockets seeking approval of its TCJA plans.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

Interest expense, net

The increase in Interest expense, net for the nine months ended September 30, 2020, compared to the same period in the prior year was driven by higher debt balances partially offset by lower interest rates.

Impairment of Investment

For the nine months ended September 30, 2020, we recorded a pre-tax non-cash write-down of $6.9 million in our investment in equity securities of a privately held oil and gas company, compared to a $20 million write-down for the same period in the prior year. The impairments in both years were triggered by continued adverse changes in future natural gas prices and liquidity concerns at the privately held oil and gas company. The remaining book value of our investment is $1.5 million, and this is our only remaining investment in oil and gas exploration and production activities. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional details.

Income Tax (Expense)

The effective tax rate was 13.6% for both the nine months ended September 30, 2020 and 2019, primarily due to increased tax benefits from forecasted federal production tax credits associated with new wind assets and reversal of accrued excess deferred income taxes as part of resolving the last of the Company’s open dockets seeking approval of its TCJA plans offset by a prior year discrete tax benefit related to repairs and certain indirect costs.

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

Collateral Requirements

Our utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions and the amounts owed by or to the counterparty. At September 30, 2020, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts. For the nine months ended September 30, 2020, we did not experience any requests to post additional collateral, including for concerns over a potential deterioration of our financial condition due to COVID-19.

Cash Flow Activities

The following table summarizes our cash flows for the nine months ended September 30, (in millions):

Cash provided by (used in):	2020	2019	Variance
Operating activities	$419.5	$386.1	$33.4
Investing activities	$(529.7)	$(593.3)	$63.6
Financing activities	$107.8	$199.8	$(92.0)

Year-to-Date 2020 Compared to Year-to-Date 2019

Operating Activities

Net cash provided by operating activities was $419 million for the nine months ended September 30, 2020, compared to net cash provided by operating activities of $386 million for the same period in 2019, for an increase of $33 million. The variance was primarily attributable to:

•Cash earnings (net income plus non-cash adjustments) were $22 million higher for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by higher operating income at the Gas Utilities segment;

•Net cash inflows from changes in operating assets and liabilities were $27 million for the nine months ended September 30, 2020, compared to net cash inflows of $15 million in the same period in the prior year. This $12 million increase was primarily due to:

◦Cash inflows decreased by $46 million primarily as a result of changes in accounts receivable driven by lower commodity prices and increased materials and supplies purchases;

◦Cash outflows decreased by $72 million as a result of changes in accounts payable and accrued liabilities driven by the impact of lower commodity prices, lower outside services expenses, timing of interest payments, deferral of payroll taxes under the CARES Act and other working capital requirements; and

◦Cash outflows increased by $13 million primarily as a result of changes in our regulatory assets and liabilities driven by timing of recovery and returns for fuel costs adjustments partially offset by the TCJA tax rate change that was returned to customers in the prior year.

Investing Activities

Net cash used in investing activities was $530 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of $593 million for the same period in 2019, a decrease of $64 million primarily due to the following:

•Capital expenditures of $536 million for the nine months ended September 30, 2020 compared to $593 million for the same period in the prior year. Higher prior year expenditures were driven by large prior year projects such as the Natural Bridge pipeline project, the Busch Ranch II wind project and construction of the final segment of the 175-mile transmission line from Rapid City, South Dakota to Stegall, Nebraska. These large prior year expenditures were partially offset by the current year Corriedale wind project at our Electric Utilities segment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $108 million, compared to $200 million of net cash provided by financing activities for the same period in 2019, a decrease of $92 million primarily due to the following:

•$374 million of higher repayments of short-term debt;

•Increase of $297 million in net proceeds due to issuances of long-term debt in excess of maturities;

•Cash dividends on common stock of $100 million were paid in the current year compared to $92 million paid in the prior year;

•Cash outflows for other financing activities increased $4.5 million driven primarily by current year financing costs in the June 17, 2020 debt offering; and

•Decrease of $2.0 million in net proceeds from the issuance of common stock;

Dividends

Dividends paid on our common stock totaled $100 million for the nine months ended September 30, 2020, or $0.535 per share per quarter. On October 27, 2020, our board of directors declared a quarterly dividend of $0.565 per share payable December 1, 2020, equivalent to an annual dividend of $2.26 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Financing Transactions and Short-Term Liquidity

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program had the following borrowings, outstanding letters of credit, and available capacity (in millions):

		Current	Revolver Borrowings at	CP Program Borrowings at	Letters of Credit (a) at	Available Capacity at
Credit Facility	Expiration	Capacity	September 30, 2020	September 30, 2020	September 30, 2020	September 30, 2020
Revolving Credit Facility and CP Program	July 30, 2023	$750	$—	$84	$25	$641
_______________
(a) Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity for the nine months ended September 30, 2020 was (dollars in millions):

For the Nine Months Ended September 30, 2020
Maximum amount outstanding - Revolving Credit Facility (based on daily outstanding balances)	$220
Maximum amount outstanding - CP Program (based on daily outstanding balances)	$366
Average amount outstanding - Revolving Credit Facility (based on daily outstanding balances)	$109
Average amount outstanding - CP Program (based on daily outstanding balances)	$170
Weighted average interest rates - Revolving Credit Facility	1.75%
Weighted average interest rates - CP Program	1.10%

Covenant Requirements

The Revolving Credit Facility contains customary affirmative and negative covenants, such as limitations on certain liens, restrictions on certain transactions, and maintenance of a certain Consolidated Indebtedness to Capitalization Ratio. Subject to applicable cure periods, a violation of any of these covenants would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. We were in compliance with these covenants as of September 30, 2020. See Note 7 of the Notes to Condensed Consolidated Financial Statements for more information.

Covenants within Wyoming Electric’s financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of September 30, 2020, we were in compliance with these covenants.
Financing Activities

See Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements for information concerning significant financing activities for the nine months ended September 30, 2020.

Future Financing Plans

We will continue to assess debt and equity needs to support our capital expenditure plan.

Credit Ratings

After assessing the current operating performance, liquidity and the credit ratings of the Company, management believes that the Company will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.

The following table represents the credit ratings and outlook and risk profile of BHC at September 30, 2020:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable
__________
(a)    On April 10, 2020, S&P affirmed our BBB+ rating and maintained a Stable outlook.
(b)    On December 20, 2019, Moody’s affirmed our Baa2 rating and maintained a Stable outlook.
(c)    On August 20, 2020, Fitch affirmed our BBB+ rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric at September 30, 2020:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________
(a)    On April 16, 2020, S&P affirmed A rating.
(b)    On December 20, 2019, Moody’s affirmed A1 rating.
(c)    On August 20, 2020, Fitch affirmed A rating.

Capital Requirements

Capital Expenditures

	Actual	Planned	Planned	Planned	Planned	Planned
Capital Expenditures by Segment	Nine Months Ended September 30, 2020 (a)	2020 (b)	2021	2022	2023	2024
(in millions)
Electric Utilities	$179	$262	$240	$180	$143	$156
Gas Utilities	329	434	363	334	327	317
Power Generation	12	10	10	9	6	4
Mining	6	8	9	9	9	9
Corporate and Other	10	19	11	5	12	13
	$536	$733	$633	$537	$497	$499
__________
(a)    Expenditures for the nine months ended September 30, 2020 include the impact of accruals for property, plant and equipment.
(b)    Includes actual capital expenditures for the nine months ended September 30, 2020.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our quantitative and qualitative disclosures about market risk is disclosed in Item 7A of our Annual Report on Form 10-K. See Note 9 of the Notes to Condensed Consolidated Financial Statements for updates to market risks during the nine months ended September 30, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at September 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment (i.e. remote work arrangements) have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations, including financial reporting systems, ICFR, and disclosure controls and procedures.

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

For the nine months ended September 30, 2020, the COVID-19 pandemic had a limited financial impact on our business, operations, financial condition and cash flows. In particular, we experienced:

•Increased allowance for credit losses and bad debt expense due to anticipated customer non-payment as a result of suspended disconnections;
•Increased costs due to sequestration of mission-critical and essential employees;
•Lower commercial and certain transport volumes partially offset by higher electric and natural gas residential usage;
•Reduced availability of our employees;
•Increased costs for personal protection equipment and cleaning supplies;
•Limited cash flow impacts from delayed payments from residential, commercial and industrial customers;
•Minimal disruptions receiving the materials and supplies necessary to maintain operations and continue executing our capital investment plan;
•Minimal impacts to the availability of our third-party resources;
•Minimal decline in the funded status of our pension plan;
•Minimal interest expense increase due to disruptions in the Commercial Paper markets; and
•Reduced training, travel, employee, outside services and employee related expenses.

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
•Further reduction in the availability of our employees and third-party resources;
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

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	November 3, 2020