Form 10-Q
period 2022-03-31
BLACK HILLS CORP /SD/
filed 2022-05-05
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common stock, $1.00 par value	64,833,223	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Energy	The name used to conduct the business of our utility companies
Black Hills Energy Services	Black Hills Energy Services Company, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas commodity supply for the Choice Gas Programs (doing business as Black Hills Energy).
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Wyoming	Black Hills Wyoming, LLC, a direct, wholly-owned subsidiary of Black Hills Electric Generation
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service in the Cheyenne, Wyoming area (doing business as Black Hills Energy). Also known as Wyoming Electric.
Chief Operating Decision Maker (CODM)	Chief Executive Officer
Choice Gas Program	Regulator-approved programs in Wyoming and Nebraska that allow certain utility customers to select their natural gas commodity supplier, providing for the unbundling of the commodity service from the distribution delivery service.
Colorado Electric	Black Hills Colorado Electric, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing electric service to customers in Colorado (doing business as Black Hills Energy).
Colorado Gas	Black Hills Colorado Gas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Colorado (doing business as Black Hills Energy).
Common Use System	The Common Use System is a jointly operated transmission system we participate in with Basin Electric Power Cooperative and Powder River Energy Corporation. The Common Use System provides transmission service over these utilities' combined 230-kilovolt (kV) and limited 69-kV transmission facilities within areas of southwestern South Dakota and northeastern Wyoming.
Consolidated Indebtedness to Capitalization Ratio	Any indebtedness outstanding at such time, divided by capital at such time. Capital being consolidated net worth (excluding non-controlling interest) plus consolidated indebtedness (including letters of credit and certain guarantees issued) as defined within the current Revolving Credit Facility.
Cooling Degree Day (CDD)	A cooling degree day is equivalent to each degree that the average of the high and low temperatures for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.
CPCN	Certificate of Public Convenience and Necessity
CP Program	Commercial Paper Program
CPUC	Colorado Public Utilities Commission

Dth	Dekatherm. A unit of energy equal to 10 therms or approximately one million British thermal units (MMBtu)
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
Heating Degree Day (HDD)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.
Integrated Generation	Non-regulated power generation and mining businesses that are vertically integrated within our Electric Utilities segment.
Iowa Gas	Black Hills Iowa Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Iowa (doing business as Black Hills Energy).
IPP	Independent Power Producer
IRS	United States Internal Revenue Service
Kansas Gas	Black Hills Kansas Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Kansas (doing business as Black Hills Energy).
KCC	Kansas Corporation Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
MEAN	Municipal Energy Agency of Nebraska
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
Neil Simpson II	A mine-mouth, coal-fired power plant owned and operated by South Dakota Electric with a total capacity of 90 MW located at our Gillette, Wyoming energy complex.
OCI	Other Comprehensive Income
PPA	Power Purchase Agreement
PRPA	Platte River Power Authority
Pueblo Airport Generation	The 420 MW combined cycle gas-fired power generating plants jointly owned by Colorado Electric (220 MW) and Black Hills Colorado IPP (200 MW). Black Hills Colorado IPP operates this facility. The plants commenced operation on January 1, 2012.
Ready Wyoming	A 260-mile, multi-phase transmission expansion project in Wyoming. This transmission project will serve the growing needs of customers by enhancing resiliency of Wyoming Electric’s overall electric system and expanding access to power markets and renewable resources. The project will help Wyoming Electric maintain top-quartile reliability and enable economic development in the Cheyenne, Wyoming region.
Renewable Ready	Voluntary renewable energy subscription program for large commercial, industrial and governmental agency customers in South Dakota and Wyoming.
Revolving Credit Facility	Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended and restated on July 19, 2021, and now terminates on July 19, 2026.
SEC	United States Securities and Exchange Commission
Service Guard Comfort Plan	Appliance protection plan that provides home appliance repair services through on-going monthly service agreements to residential utility customers.
S&P	S&P Global Ratings, a division of S&P Global Inc.
South Dakota Electric	Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota and Wyoming (doing business as Black Hills Energy).

SPP	Southwest Power Pool
TCJA	Tax Cuts and Jobs Act
Tech Services	Non-regulated product lines delivered by our Utilities that 1) provide electrical system construction services to large industrial customers of our electric utilities, and 2) serve gas transportation customers throughout its service territory by constructing and maintaining customer-owned gas infrastructure facilities, typically through one-time contracts.
Utilities	Black Hills’ Electric and Gas Utilities
Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential.
Winter Storm Uri	February 2021 winter weather event that caused extreme cold temperatures in the central United States and led to unprecedented fluctuations in customer demand and market pricing for natural gas and energy.
WPSC	Wyoming Public Service Commission
Wygen II	A mine-mouth, coal-fired power plant owned by Wyoming Electric with a total capacity of 95 MW located at our Gillette, Wyoming energy complex.
Wyoming Electric	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in the Cheyenne, Wyoming area (doing business as Black Hills Energy).
Wyoming Gas	Black Hills Wyoming Gas, LLC, an indirect and wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Wyoming (doing business as Black Hills Energy).

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation, the risk factors described in Item 1A of Part I of our 2021 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and other reports that we file with the SEC from time to time, and the following:

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

•Our ability to overcome the impacts of supply chain disruptions on availability and cost of materials;

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

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)

Revenue	$823,570	$633,432

Operating expenses:
Fuel, purchased power and cost of natural gas sold	436,926	293,147
Operations and maintenance	136,132	129,679
Depreciation, depletion and amortization	60,463	57,269
Taxes - property and production	16,696	15,022
Total operating expenses	650,217	495,117

Operating income	173,353	138,315

Other income (expense):
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(38,821)	(37,825)
Interest income	276	225
Other income, net	704	266
Total other income (expense)	(37,841)	(37,334)

Income before income taxes	135,512	100,981
Income tax expense	(14,488)	(494)
Net income	121,024	100,487
Net income attributable to non-controlling interest	(3,498)	(4,171)
Net income available for common stock	$117,526	$96,316

Earnings per share of common stock:
Earnings per share, Basic	$1.82	$1.54
Earnings per share, Diluted	$1.82	$1.54

Weighted average common shares outstanding:
Basic	64,565	62,633
Diluted	64,721	62,691

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$121,024	$100,487

Other comprehensive income (loss), net of tax:
Reclassification adjustments of benefit plan liability - prior service cost (net of tax of $6 and $9, respectively)	(18)	(16)
Reclassification adjustments of benefit plan liability - net loss (net of tax of $(45) and $(217), respectively)	143	381
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(177) and $(190), respectively)	536	523
Net unrealized gains (losses) on commodity derivatives (net of tax of $(340) and $(35), respectively)	1,047	107
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $552 and $(8), respectively)	(1,702)	23
Other comprehensive income, net of tax	6	1,018

Comprehensive income	121,030	101,505
Less: comprehensive income attributable to non-controlling interest	(3,498)	(4,171)
Comprehensive income available for common stock	$117,532	$97,334

See Note 9 for additional disclosures.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	March 31, 2022	December 31, 2021
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,330	$8,921
Restricted cash and equivalents	5,017	4,889
Accounts receivable, net	383,790	321,652
Materials, supplies and fuel	108,232	150,979
Derivative assets, current	7,382	4,373
Income tax receivable, net	17,991	18,017
Regulatory assets, current	265,496	270,290
Other current assets	45,070	29,012
Total current assets	849,308	808,133

Property, plant and equipment	7,927,840	7,856,573
Less: accumulated depreciation and depletion	(1,454,425)	(1,407,397)
Total property, plant and equipment, net	6,473,415	6,449,176

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	10,474	10,770
Regulatory assets, non-current	457,848	526,309
Other assets, non-current	40,155	38,054
Total other assets, non-current	1,807,931	1,874,587

TOTAL ASSETS	$9,130,654	$9,131,896

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

(unaudited)	As of
	March 31, 2022	December 31, 2021
	(in thousands, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$173,102	$217,761
Accrued liabilities	227,209	244,759
Derivative liabilities, current	191	1,439
Regulatory liabilities, current	52,742	17,574
Notes payable	341,480	420,180
Total current liabilities	794,724	901,713

Long-term debt, net of current maturities	4,128,291	4,126,923

Deferred credits and other liabilities:
Deferred income tax liabilities, net	490,384	465,388
Regulatory liabilities, non-current	482,442	485,377
Benefit plan liabilities	123,111	123,925
Other deferred credits and other liabilities	140,680	141,447
Total deferred credits and other liabilities	1,236,617	1,216,137

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholders’ equity —
Common stock $1 par value; 100,000,000 shares authorized; issued 64,849,227 and 64,793,095 shares, respectively	64,849	64,793
Additional paid-in capital	1,786,980	1,783,436
Retained earnings	1,041,451	962,458
Treasury stock, at cost – 19,685 and 54,078 shares, respectively	(1,287)	(3,509)
Accumulated other comprehensive income (loss)	(20,078)	(20,084)
Total stockholders’ equity	2,871,915	2,787,094
Non-controlling interest	99,107	100,029
Total equity	2,971,022	2,887,123

TOTAL LIABILITIES AND TOTAL EQUITY	$9,130,654	$9,131,896

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2022	2021
Operating activities:	(in thousands)
Net income	$121,024	$100,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	60,463	57,269
Deferred financing cost amortization	2,475	2,214
Stock compensation	3,638	3,257
Deferred income taxes	14,462	153
Employee benefit plans	1,173	2,304
Other adjustments, net	5,337	6,151
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	34,995	15,932
Accounts receivable and other current assets	(71,241)	(11,599)
Accounts payable and other current liabilities	(8,422)	(23,602)
Regulatory assets	98,528	(533,006)
Regulatory liabilities	—	(5,291)
Other operating activities, net	1,689	(355)
Net cash provided by (used in) operating activities	264,121	(386,086)

Investing activities:
Property, plant and equipment additions	(136,779)	(146,302)
Other investing activities	(1,065)	78
Net cash (used in) investing activities	(137,844)	(146,224)

Financing activities:
Dividends paid on common stock	(38,533)	(35,514)
Common stock issued	3,791	—
Term loan - borrowings	—	800,000
Term loan - repayments	—	(200,000)
Net borrowings (payments) of Revolving Credit Facility and CP Program	(78,700)	(18,170)
Long-term debt - repayments	—	(1,436)
Distributions to non-controlling interest	(4,420)	(4,644)
Other financing activities	(878)	(740)
Net cash provided by (used in) financing activities	(118,740)	539,496

Net change in cash, restricted cash and cash equivalents	7,537	7,186

Cash, restricted cash and cash equivalents at beginning of period	13,810	10,739
Cash, restricted cash and cash equivalents at end of period	$21,347	$17,925

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest, net of amounts capitalized	$(23,605)	$(21,232)
Income taxes	—	990
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at March 31	39,559	51,914

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2021	64,793,095	$64,793	54,078	$(3,509)	$1,783,436	$962,458	$(20,084)	$100,029	$2,887,123
Net income	—	—	—	—	—	117,526	—	3,498	121,024
Other comprehensive income, net of tax	—	—	—	—	—	—	6	—	6
Dividends on common stock ($0.595 per share)	—	—	—	—	—	(38,533)	—	—	(38,533)
Share-based compensation	425	—	(34,393)	2,222	(191)	—	—	—	2,031
Issuance of common stock	55,707	56	—	—	3,776	—	—	—	3,832
Issuance costs	—	—	—	—	(41)	—	—	—	(41)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4,420)	(4,420)
March 31, 2022	64,849,227	$64,849	19,685	$(1,287)	$1,786,980	$1,041,451	$(20,078)	$99,107	$2,971,022

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2020	62,827,179	$62,827	32,492	$(2,119)	$1,657,285	$870,738	$(27,346)	$101,262	$2,662,647
Net income	—	—	—	—	—	96,316	—	4,171	100,487
Other comprehensive income, net of tax	—	—	—	—	—	—	1,018	—	1,018
Dividends on common stock ($0.565 per share)	—	—	—	—	—	(35,514)	—	—	(35,514)
Share-based compensation	82,794	83	7,448	(445)	1,672	—	—	—	1,310
Other	—	—	—	—	—	(2)	—	—	(2)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4,644)	(4,644)
March 31, 2021	62,909,973	$62,910	39,940	$(2,564)	$1,658,957	$931,538	$(26,328)	$100,789	$2,725,302

BLACK HILLS CORPORATION

Notes to Condensed Consolidated Financial Statements
(unaudited)
(Reference is made to Notes to Consolidated Financial Statements included in the Company’s 2021 Annual Report on Form 10-K)

(1)    Management’s Statement

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Black Hills Corporation (together with our subsidiaries the “Company”, “us”, “we” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes included in our 2021 Annual Report on Form 10-K.

Segment Reporting

Our reportable segments are based on our method of internal reporting, which is generally segregated by differences in products and services. All of our operations and assets are located within the United States. We conduct our operations through the Electric Utilities and Gas Utilities segments. In the fourth quarter of 2021, we integrated our power generation and mining businesses within the Electric Utilities segment. The alignment is consistent with the current way our CODM evaluates the performance of the business and makes decisions related to the allocation of resources. Comparative periods presented reflect this change.

For further information regarding our segment reporting, see Note 12.

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Condensed Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2022, December 31, 2021 and March 31, 2021 financial information. Certain lines of business in which we operate are highly seasonal, and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

Recently Issued Accounting Standards

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU 2021-01. The standard provides relief for companies preparing for discontinuation of interest rates, such as LIBOR, and allows optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and are effective upon the ASU issuance through December 31, 2022. We are currently evaluating whether we will apply the optional guidance as we assess the impact of the discontinuance of LIBOR on our current arrangements but do not expect it to have a material impact on our financial position, results of operations and cash flows.

(2)    Regulatory Matters

We had the following regulatory assets and liabilities (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Regulatory assets
Winter Storm Uri (a)	$438,675	$509,025
Deferred energy and fuel cost adjustments (b)	67,068	59,973
Deferred gas cost adjustments (b)	1,917	9,488
Gas price derivatives (b)	220	2,584
Deferred taxes on AFUDC (b)	7,420	7,457
Employee benefit plans and related deferred taxes (c)	87,947	88,923
Environmental (b)	1,375	1,385
Loss on reacquired debt (b)	20,561	21,011
Deferred taxes on flow through accounting (b)	69,387	63,243
Decommissioning costs (b)	5,339	5,961
Other regulatory assets (b)	23,435	27,549
Total regulatory assets	723,344	796,599
Less current regulatory assets	(265,496)	(270,290)
Regulatory assets, non-current	$457,848	$526,309

Regulatory liabilities
Deferred energy and gas costs (b)	$38,343	$6,113
Employee benefit plan costs and related deferred taxes (c)	31,943	32,241
Cost of removal (b)	181,690	179,976
Excess deferred income taxes (c)	259,856	264,042
Other regulatory liabilities (c)	23,352	20,579
Total regulatory liabilities	535,184	502,951
Less current regulatory liabilities	(52,742)	(17,574)
Regulatory liabilities, non-current	$482,442	$485,377
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

Regulatory Activity

Except as discussed below, there have been no other significant changes to our Regulatory Matters from those previously disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

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

Our Utilities submitted Winter Storm Uri cost recovery applications in our state jurisdictions seeking to recover $546 million of these incremental costs through separate tracking mechanisms over a weighted-average recovery period of 3.5 years. These incremental cost estimates are subject to adjustments as final decisions are issued by the respective utility commissions. In these applications, we seek approval to recover carrying costs. For the three months ended March 31, 2022 and 2021, $2.3 million and $0, respectively, of carrying costs were accrued and recorded to a regulatory asset.

On January 27, 2022, Kansas Gas received approval from the KCC for their Winter Storm Uri cost recovery settlement with final rates implemented in February 2022. In March 2022, Colorado Electric and Colorado Gas received approval from the CPUC for their respective Winter Storm Uri cost recovery settlements with final rates implemented in April 2022.

To date, Colorado Electric, Colorado Gas, Iowa Gas, Kansas Gas, Nebraska Gas and South Dakota Electric received commission approval of their Winter Storm Uri cost recovery applications. Additionally, Arkansas Gas and Wyoming Gas received approval for interim cost recovery subject to a final decision on carrying costs and recovery periods at a later date. For the three months ended March 31, 2022, our Utilities collected $73 million of Winter Storm Uri incremental costs and carrying costs from customers. As of March 31, 2022, we estimate that our remaining Winter Storm Uri regulatory asset has a weighted-average recovery period of 3.1 years.

TCJA

As part of Kansas Gas’s 2021 rate review settlement agreement, Kansas Gas will deliver $3.0 million of TCJA and state tax reform benefits to customers, annually, for three years starting in 2022 (approximately $9.1 million of total benefits expected to be delivered). For the three months ended March 31, 2022, Kansas Gas delivered $0.8 million of TCJA-related bill credits to customers.

These bill credits, which resulted in a reduction of revenue, were offset by a reduction in income tax expense and resulted in a minimal impact to Net income for the three months ended March 31, 2022.

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

(3)    Commitments, Contingencies and Guarantees

There have been no significant changes to commitments, contingencies and guarantees from those previously disclosed in Note 3 of our Notes to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K except for those described below.

Power Sales Agreement

On May 3, 2022, South Dakota Electric entered into an agreement with MDU to provide MDU capacity and energy up to a maximum of 50 MW in excess of Wygen III ownership. This agreement, which has similar terms and conditions as South Dakota Electric’s existing agreement with MDU expiring on December 31, 2023, is effective on January 1, 2024 and will expire on December 31, 2028.

GT Resources, LLC v. Black Hills Corporation, Case No. 2020CV30751 (U.S. District Court for the City and County of Denver, Colorado)

On April 13, 2022, a jury awarded $41 million for claims made by GT Resources, LLC (“GTR”) against BHC and two of its subsidiaries (Black Hills Exploration and Production, Inc. and Black Hills Gas Resources, Inc.), which ceased oil and natural gas operations in 2018 as part of BHC’s decision to exit the exploration and production business. The claims involved a dispute over a 2.3 million-acre concession award in Costa Rica which was acquired by a BHC subsidiary in 2003. GTR retained rights to receive a royalty interest on any hydrocarbon production from the concession upon the occurrence of contingent events. GTR contended that BHC and its subsidiaries failed to adequately pursue the opportunity and failed to transfer the concession to GTR. We believe we have meritorious defenses to the verdict and intend to appeal the verdict. At this time, we believe that the liability related to this matter, if any, is not reasonably estimable.

Power Purchase Agreement

On February 19, 2021, Colorado Electric entered into an agreement with TC Colorado Solar, LLC (TC Solar) to purchase up to 200 MW of renewable energy upon construction of a new solar facility, to be owned by TC Solar. This agreement relates to a new solar facility to be constructed and would expire 15 years after construction completion. On January 31, 2022, TC Solar provided notice of its intent to terminate the PPA. We disputed TC Solar's right to termination and, pursuant to the agreement, entered resolution negotiations to amend certain contract terms with TC Solar, which are ongoing.

Transmission Service Agreements

On January 1, 2022, Colorado Electric entered into a firm point-to-point transmission service agreement that provides Tri-State Generation and Transmission Association Inc. with a maximum of 58 MW of transmission capacity. This agreement expires December 31, 2024.

On January 1, 2022, South Dakota Electric entered into a firm point-to-point transmission service agreement that provides MEAN with a maximum of 20 MW of transmission capacity. This agreement expires December 31, 2023.

(4)    Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three months ended March 31, 2022 and 2021. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended March 31, 2022	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$172,806	$561,013	$—	$733,819
Transportation	—	49,523	(99)	49,424
Wholesale	10,275	—	—	10,275
Market - off-system sales	7,154	238	—	7,392
Transmission/Other	15,433	9,575	(4,149)	20,859
Revenue from contracts with customers	$205,668	$620,349	$(4,248)	$821,769
Other revenues	870	1,043	(112)	1,801
Total revenues	$206,538	$621,392	$(4,360)	$823,570

Timing of revenue recognition:
Services transferred at a point in time	$7,113	$—	$—	$7,113
Services transferred over time	198,555	620,349	(4,248)	814,656
Revenue from contracts with customers	$205,668	$620,349	$(4,248)	$821,769

Three Months Ended March 31, 2021	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer Types:	(in thousands)
Retail	$204,280	$341,605	$—	$545,885
Transportation	—	47,951	(110)	47,841
Wholesale	11,359	—	—	11,359
Market - off-system sales	4,772	73	—	4,845
Transmission/Other	14,186	10,390	(4,289)	20,287
Revenue from contracts with customers	$234,597	$400,019	$(4,399)	$630,217
Other revenues	807	2,500	(92)	3,215
Total Revenues	$235,404	$402,519	$(4,491)	$633,432

Timing of Revenue Recognition:
Services transferred at a point in time	$6,976	$—	$—	$6,976
Services transferred over time	227,621	400,019	(4,399)	623,241
Revenue from contracts with customers	$234,597	$400,019	$(4,399)	$630,217

(5)    Financing

Short-term Debt

We had the following Notes payable outstanding in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2022		December 31, 2021
	Balance Outstanding	Letters of Credit (a)	Balance Outstanding	Letters of Credit (a)
Revolving Credit Facility	—	16,855	—	27,209
CP Program	341,480	—	420,180	—
Total Notes payable	$341,480	$16,855	$420,180	$27,209
__________
(a) Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program

Our net short-term repayments related to our Revolving Credit Facility and CP Program during the three months ended March 31, 2022 were $79 million. The weighted average interest rate on short-term borrowings related to our Revolving Credit Facility and CP Program at March 31, 2022 was 0.79%.

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

We were in compliance with our covenants at March 31, 2022 as shown below:

	As of March 31, 2022	Covenant Requirement
Consolidated Indebtedness to Capitalization Ratio	61.0%	Less than	65%

Wyoming Electric

Covenants within Wyoming Electric's financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of March 31, 2021, we were in compliance with these financial covenants.

Equity

At-the-Market Equity Offering Program

During the three months ended March 31, 2022, we issued a total of 55,707 shares of common stock under the ATM for proceeds of $3.8 million. During the three months ended March 31, 2021, we did not issue any shares of common stock under the ATM.

(6)    Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Condensed Consolidated Statements of Income was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Net income available for common stock	$117,526	$96,316

Weighted average shares - basic	64,565	62,633
Dilutive effect of:
Equity compensation	156	58
Weighted average shares - diluted	64,721	62,691

Earnings per share of common stock:
Earnings per share, Basic	$1.82	$1.54
Earnings per share, Diluted	$1.82	$1.54

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in thousands):

	Three Months Ended March 31,
	2022	2021

Equity compensation	—	14
Restricted stock	—	19
Anti-dilutive shares	—	33

(7)    Risk Management and Derivatives

Market and Credit Risk Disclosures

Our activities in the energy industry expose us to a number of risks in the normal operations of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and credit risk.

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed but not limited to, the following market risks:

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

We use wholesale power purchase and sale contracts to manage purchased power costs and load requirements associated with serving our electric customers. Periodically, certain wholesale energy contracts are considered derivative instruments due to not qualifying for the normal purchase and normal sales exception to derivative accounting. Changes in the fair value of these commodity derivatives are recognized in the Condensed Consolidated Statements of Income.

We buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from April 2022 through December 2024. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long positions as of:

	March 31, 2022		December 31, 2021
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	—	0	590,000	3
Natural gas options purchased, net	—	0	3,100,000	3
Natural gas basis swaps purchased	—	0	870,000	3
Natural gas over-the-counter swaps, net (b)	2,750,000	33	4,570,000	34
Natural gas physical contracts, net (c)	4,181,531	21	16,416,677	24
__________
(a)    Term reflects the maximum forward period hedged.
(b)    As of March 31, 2022, 410,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)     Volumes exclude derivative contracts that qualify for the normal purchases and normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At March 31, 2022, the Company posted $0.3 million related to such provisions, which is included in Other current assets on the Condensed Consolidated Balance Sheets.

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

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$1,081	$2,017
Noncurrent commodity derivatives	Other assets, non-current	11	18
Total derivatives designated as hedges		$1,092	$2,035

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$6,301	$2,356
Noncurrent commodity derivatives	Other assets, non-current	596	804
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(191)	(1,439)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(29)	(20)
Total derivatives not designated as hedges		$6,677	$1,701

Derivatives Designated as Hedge Instruments

The impacts of cash flow hedges on our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Income are presented below for the three months ended March 31, 2022 and 2021. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

Three Months Ended March 31,	Three Months Ended March 31,

	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$713	$713	Interest expense	$(713)	$(713)
Commodity derivatives	(867)	173	Fuel, purchased power and cost of natural gas sold	2,254	(31)
Total	$(154)	$886		$1,541	$(744)

As of March 31, 2022, $1.8 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

Three Months Ended March 31,

		Three Months Ended March 31,
		2022	2021
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives - Electric	Fuel, purchased power and cost of natural gas sold	$—	$(1,524)
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	3,494	366
		$3,494	$(1,158)

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments in our Gas Utilities were $0.2 million and $2.6 million as of March 31, 2022 and December 31, 2021, respectively. For our Electric Utilities, the unrealized gains and losses arising from these derivatives are recognized in the Condensed Consolidated Statements of Income.

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

Recurring Fair Value Measurements

Derivatives

The commodity contracts for our Utilities segments are valued using the market approach and include forward strip pricing at liquid delivery points, exchange-traded futures, options, basis swaps and over-the-counter swaps and options (Level 2) for wholesale electric energy and natural gas contracts. For exchange-traded futures, options and basis swap assets and liabilities, fair value was derived using broker quotes validated by the exchange settlement pricing for the applicable contract. For over-the-counter instruments, the fair value is obtained by utilizing a nationally recognized service that obtains observable inputs to compute the fair value, which we validate by comparing our valuation with the counterparty. The fair value of these swaps includes a credit valuation adjustment based on the credit spreads of the counterparties when we are in an unrealized gain position or on our own credit spread when we are in an unrealized loss position. For additional information, see Note 1 of our Notes to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting of cash collateral and contractual netting rights as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in thousands)
Assets:
Commodity derivatives — Gas Utilities	$—	$7,989	$—	$—	$7,989
Total	$—	$7,989	$—	$—	$7,989

Liabilities:
Commodity derivatives — Gas Utilities	$—	$220	$—	$—	$220
Total	$—	$220	$—	$—	$220
__________
(a)    As of March 31, 2022, we had no commodity derivative assets or liabilities, or related gross collateral amounts, that were subject to master netting agreements.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in thousands)
Assets:
Commodity derivatives — Gas Utilities	$—	$7,569	$—	$(2,374)	$5,195
Total	$—	$7,569	$—	$(2,374)	$5,195

Liabilities:
Commodity derivatives — Gas Utilities	$—	$3,273	$—	$(1,814)	$1,459
Total	$—	$3,273	$—	$(1,814)	$1,459
__________
(a)    As of December 31, 2021, $2.4 million of our commodity derivative assets and $1.8 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

Pension and Postretirement Plan Assets

Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about the fair value measurements of their assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 13 to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,128,291	$4,201,135	$4,126,923	$4,570,619
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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Condensed Consolidated Statements of Income for the period, net of tax (in thousands):

	Location on the Condensed Consolidated Statements of Income	Amount Reclassified from AOCI
		Three Months Ended March 31,
		2022	2021
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(713)	$(713)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	2,254	(31)
		1,541	(744)
Income tax	Income tax expense	(375)	198
Total reclassification adjustments related to cash flow hedges, net of tax		$1,166	$(546)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$24	$25
Actuarial gain (loss)	Operations and maintenance	(188)	(598)
		(164)	(573)
Income tax	Income tax expense	39	208
Total reclassification adjustments related to defined benefit plans, net of tax		$(125)	$(365)
Total reclassifications		$1,041	$(911)

Balances by classification included within AOCI, net of tax on the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2021	$(10,384)	$1,476	$(11,176)	$(20,084)
Other comprehensive income (loss)
before reclassifications	—	1,047	—	1,047
Amounts reclassified from AOCI	536	(1,702)	125	(1,041)
As of March 31, 2022	$(9,848)	$821	$(11,051)	$(20,078)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2020	$(12,558)	$2	$(14,790)	$(27,346)
Other comprehensive income (loss)
before reclassifications	—	107	—	107
Amounts reclassified from AOCI	523	23	365	911
As of March 31, 2021	$(12,035)	$132	$(14,425)	$(26,328)

(10)    Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021
Service cost	$982	$1,259	$(392)	$693	$492	$559
Interest cost	2,705	2,328	208	177	321	265
Expected return on plan assets	(4,631)	(5,219)	—	—	(31)	(34)
Net amortization of prior service costs	(17)	—	—	—	(72)	(109)
Recognized net actuarial loss	1,523	1,829	69	439	16	117
Net periodic expense (benefit)	$562	$197	$(115)	$1,309	$726	$798

Plan Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made in the first three months of 2022 and anticipated contributions for 2022 and 2023 are as follows (in thousands):

	Contributions Made	Additional Contributions	Contributions
	Three Months Ended March 31, 2022	Anticipated for 2022	Anticipated for 2023
Defined Benefit Pension Plan	$—	$3,900	$3,200
Non-pension Defined Benefit Postretirement Healthcare Plan	$1,276	$3,828	$4,761
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$539	$1,617	$2,215

(11)    Income Taxes

Income Tax Expense and Effective Tax Rates

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Income tax expense for the three months ended March 31, 2022 was $14.5 million compared to $0.5 million reported for the same period in 2021. For the three months ended March 31, 2022, the effective tax rate was 10.7% compared to 0.5% for the same period in 2021. The higher effective tax rate is primarily due to $7.6 million of prior year tax benefits from Colorado Electric TCJA-related bill credits to customers (which were offset by reduced revenue).

(12)    Business Segment Information

Our CODM reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance. Our CODM assesses the performance of our operating segments based on operating income.

For the first nine months of 2021, we had reported four operating segments: Electric Utilities, Gas Utilities, Power Generation and Mining. In the fourth quarter of 2021, we changed our operating segments to align with the revised manner in which our CODM reviews our financial performance and allocates resources. Our power generation and mining businesses, which were previously presented as separate operating segments, are now part of our Electric Utilities segment. This change aligns with our vertically integrated business model for our Electric Utilities. Comparative periods presented reflect this change.

Our operating segments are equivalent to our reportable segments.

Segment information was as follows (in thousands):

Total assets (net of intercompany eliminations) as of:	March 31, 2022	December 31, 2021
Electric Utilities	$3,804,335	$3,796,662
Gas Utilities	5,232,594	5,246,370
Corporate and Other	93,725	88,864
Total assets	$9,130,654	$9,131,896

Three Months Ended March 31, 2022	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$202,739	$870	$2,929	$—	$206,538
Gas Utilities	619,030	931	1,319	112	621,392
Inter-company eliminations	—	—	(4,248)	(112)	(4,360)
Total	$821,769	$1,801	$—	$—	$823,570

Three Months Ended March 31, 2021	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$231,718	$807	$2,879	$—	$235,404
Gas Utilities	398,499	2,408	1,520	92	402,519
Inter-company eliminations	—	—	(4,399)	(92)	(4,491)
Total	$630,217	$3,215	$—	$—	$633,432

	Three Months Ended March 31,
	2022	2021
Operating income (loss):
Electric Utilities	$50,746	$39,343
Gas Utilities	123,540	102,094
Corporate and Other	(933)	(3,122)
Operating income	173,353	138,315

Interest expense, net	(38,545)	(37,600)
Other income, net	704	266
Income tax expense	(14,488)	(494)
Net income	121,024	100,487
Net income attributable to non-controlling interest	(3,498)	(4,171)
Net income available for common stock	$117,526	$96,316

(13)    Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2022	December 31, 2021
Billed Accounts Receivable	$257,982	$181,027
Unbilled Revenue	130,294	142,738
Less: Allowance for Credit Losses	(4,486)	(2,113)
Accounts Receivable, net	$383,790	$321,652

Changes to allowance for credit losses for the three months ended March 31, 2022 and 2021, respectively, were as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at March 31,
2022	$2,113	$3,416	$655	$(1,698)	$4,486
2021	$7,003	$1,877	$1,014	$(1,643)	$8,251

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2022	December 31, 2021
Materials and supplies	$92,224	$86,400
Fuel - Electric Utilities	1,459	1,267
Natural gas in storage	14,549	63,312
Total materials, supplies and fuel	$108,232	$150,979

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	March 31, 2022	December 31, 2021
Accrued employee compensation, benefits and withholdings	$51,032	$74,387
Accrued property taxes	53,389	50,874
Customer deposits and prepayments	39,543	48,814
Accrued interest	46,396	33,680
Other (none of which is individually significant)	36,849	37,004
Total accrued liabilities	$227,209	$244,759

(14)    Subsequent Events

Except as described in Note 3, there have been no events subsequent to March 31, 2022, which would require recognition in the condensed consolidated financial statements or disclosures.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2021 Form 10-K.

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

In 2021, our Utilities submitted cost recovery applications with the utility commissions in our state jurisdictions to recover incremental costs associated with Winter Storm Uri. To date, we have received final commission approval for all of our Winter Storm Uri cost recovery applications with the exception of Arkansas Gas and Wyoming Gas (which are both approved for interim cost recovery). See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Macroeconomic Trends

We are monitoring emerging macroeconomic trends including inflationary pressures on the prices of commodities, materials, outside services and employee costs; supply chain constraints; and a competitive and tightening labor market. To date, we have experienced limited net impacts from these trends. However, the situation remains fluid and it is difficult to predict.

We have seen an increase in commodity energy costs that had an effect on customer bills. Our utilities have regulatory mechanisms that allow them to pass prudently incurred costs of energy through to the customer, which mitigates our exposure. Customer billing rates are adjusted periodically to reflect changes in our cost of energy.

We are proactively managing through increased costs of materials and supply chain disruptions to achieve our forecasted capital investment targets. We have already contracted a significant majority of the materials needed for our 2022 capital program. We have also evaluated each of our forecasted projects and will prioritize depending on future constraints. Project delays may occur if costs rise significantly or if materials are not available.

We are faced with increased competition for employee and contractor talent in the current labor market. To date, we have seen increased employee costs related to attraction and retention of talent offset by decreases in headcount compared to the prior year.

More detailed discussion of the future uncertainties can be found in “Risk Factors” section in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

Business Segment Recent Developments

Electric Utilities

•On February 23, 2022, Wyoming Electric set a new winter peak load of 262 MW, surpassing the previous winter peak of 252 MW set on January 5, 2022.

•On February 15, 2022, Wyoming Electric submitted a request to the WPSC seeking approval for a CPCN to construct an estimated 260-mile transmission expansion project. As proposed, the approximately $260 million transmission expansion project, known as Ready Wyoming, would provide customers long-term price stability and greater flexibility as power markets develop in the Western States. If approved, construction of the project would take place in multiple phases or segments spanning 2023 through 2025 and would interconnect South Dakota Electric’s and Wyoming Electric’s transmission systems.

•On January 26, 2022, Colorado Electric agreed to join SPP’s Western Energy Imbalance Service Market. Colorado Electric will join the market in April 2023 and will continue to study long-term solutions for joining or developing an organized wholesale market. The expansion allows the utilities to participate in a real-time market to dispatch energy at lower costs.

•In January 2022, South Dakota Electric placed in service a $19 million, 54-mile, 230 kV electric transmission line from Rapid City to Spearfish, South Dakota. The second leg of this transmission line rebuild project, an 85-mile segment from Spearfish to Gillette, Wyoming, is expected to be in service by the end of 2023.

•On January 5, 2022, South Dakota Electric and Wyoming Electric set new winter peak loads. Wyoming Electric’s new winter peak load of 252 MW surpasses the previous peak of 247 MW set in December 2019. South Dakota Electric’s new winter peak of 327 MW surpasses the previous winter peak of 326 MW set in February 2021.

Gas Utilities

•See Note 2 of the Notes to Condensed Consolidated Financial Statements for recent rate review activity for Arkansas Gas.

Corporate and Other

•On April 13, 2022, a jury awarded $41 million for claims made by GT Resources, LLC (“GTR”) against BHC and two of its subsidiaries (Black Hills Exploration and Production, Inc. and Black Hills Gas Resources, Inc.), which ceased oil and natural gas operations in 2018 as part of BHC’s decision to exit the exploration and production business. The claims involved a dispute over a 2.3-million-acre concession award in Costa Rica which was acquired by a BHC subsidiary in 2003. We believe we have meritorious defenses to the verdict and intend to appeal the verdict. See additional information in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three months ended March 31, 2022 and 2021, and our financial condition as of March 31, 2022 and December 31, 2021, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

In the fourth quarter of 2021, we integrated our power generation and mining businesses within the Electric Utilities segment. The alignment is consistent with the current way our CODM evaluates the performance of the business and makes decisions related to the allocation of resources. Comparative periods presented reflect this change. See further segment information in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Segment information does not include inter-company eliminations and all amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Operating income (loss):
Electric Utilities	$50,746	$39,343
Gas Utilities	123,540	102,094
Corporate and Other	(933)	(3,122)
Operating income	173,353	138,315

Interest expense, net	(38,545)	(37,600)
Other income, net	704	266
Income tax expense	(14,488)	(494)
Net income	121,024	100,487
Net income attributable to non-controlling interest	(3,498)	(4,171)
Net income available for common stock	$117,526	$96,316

Total earnings per share of common stock, Diluted	$1.82	$1.54

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The variance to the prior year included the following:

•Electric Utilities’ operating income increased $11 million primarily due to prior year impacts related to Colorado Electric’s TCJA-related bill credits to customers (which were offset by reduced income tax expense), increased off-system energy sales, and prior year impacts related to Winter Storm Uri partially offset by higher operating expenses;
•Gas Utilities’ operating income increased $21 million primarily due to new rates and rider recovery, prior year impacts from Winter Storm Uri, favorable mark-to-market adjustments on wholesale commodity contracts and customer growth partially offset by higher operating expenses;
•Corporate and Other expenses decreased $2.2 million primarily due to an allocation of a 2020 employee cost true-up in the first quarter of 2021, which was offset in our business segments;
•Interest expense increased $0.9 million due to higher debt balances; and
•Income tax expense increased $14 million driven by higher pre-tax income and a higher effective tax rate due to prior year tax benefits from Colorado Electric TCJA-related bill credits.

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

Electric Utilities

Operating results for the Electric Utilities were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Variance

Revenue:
Electric - regulated	$195,725	$223,096	$(27,371)
Other - non-regulated	10,813	12,308	(1,495)
Total revenue	206,538	235,404	(28,866)

Cost of fuel and purchased power:
Electric - regulated	51,479	99,469	(47,990)
Other - non-regulated	931	830	101
Total cost of fuel and purchased power	52,410	100,299	(47,889)

Electric Utility margin (non-GAAP)	154,128	135,105	19,023

Operations and maintenance	69,669	63,734	5,935
Depreciation and amortization	33,713	32,028	1,685
Total operating expenses	103,382	95,762	7,620

Operating income	$50,746	$39,343	$11,403

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021:

Electric Utility margin increased as a result of the following:

(in millions)
Prior year TCJA-related bill credits (a)	$9.3
Off-system energy sales and transmission services	3.7
Prior year Winter Storm Uri impacts (b)	3.6
New rates and rider recovery	1.7
Mark-to-market on wholesale energy contracts	1.5
Customer load growth	1.3
Lower pricing on new Wygen I PPA	(2.5)
Weather	(0.2)
Other	0.6
Total increase in Electric Utility margin	$19.0
__________
(a)    In February 2021, Colorado Electric delivered TCJA-related bill credits to its customers. These bill credits were offset by a reduction in income tax expense and resulted in a minimal impact to Net income.
(b)    As a result of Winter Storm Uri, we incurred a $3.2 million negative impact to our regulated wholesale power margins due to higher fuel costs and $2.1 million of incremental fuel costs that are not recoverable through our fuel cost recovery mechanisms partially offset by $1.7 million of increased Electric Utility margin realized under Black Hills Wyoming’s Economy Energy PSA.

Operations and maintenance expense increased primarily due to higher cloud computing licensing costs and higher maintenance costs related to planned spring outages at the Gillette, Wyoming energy complex.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Operating Statistics

	Revenue (in thousands)		Quantities Sold (MWh)
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Residential	$62,249	$72,760	391,582	396,086
Commercial	64,353	77,007	490,418	492,955
Industrial	35,408	43,009	463,768	415,191
Municipal	4,575	5,020	35,305	36,242
Subtotal Retail Revenue - Electric	166,585	197,796	1,381,073	1,340,474
Contract Wholesale	5,923	5,922	182,207	156,995
Off-system/Power Marketing Wholesale	7,154	4,772	160,441	60,221
Other (a)	16,063	14,606	—	—
Total Regulated	195,725	223,096	1,723,721	1,557,690
Non-Regulated (b)	10,813	12,308	89,094	79,515
Total Revenue and Quantities Sold	$206,538	$235,404	1,812,815	1,637,205
Other Uses, Losses or Generation, net (c)			113,286	132,748
Total Energy			1,926,101	1,769,953
__________
(a)    Primarily related to transmission revenues from the Common Use System.
(b)    Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)    Includes company uses and line losses.

	Revenue (in thousands)		Quantities Sold (MWh)
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Colorado Electric	$75,445	$79,437	619,588	553,980
South Dakota Electric	78,597	94,129	644,223	581,848
Wyoming Electric	42,089	49,950	459,910	421,862
Integrated Generation	10,407	11,888	89,094	79,515
Total Revenue and Quantities Sold	$206,538	$235,404	1,812,815	1,637,205

	Three Months Ended March 31,
Quantities Generated and Purchased by Fuel Type (MWh)	2022	2021
Generated:
Coal	663,438	618,134
Natural Gas and Oil	296,422	373,786
Wind	253,568	213,847
Total Generated	1,213,428	1,205,767
Purchased:
Coal, Natural Gas, Oil and Other Market Purchases	588,160	464,541
Wind	124,513	99,645
Total Purchased	712,673	564,186

Total Generated and Purchased	1,926,101	1,769,953

	Three Months Ended March 31,
Quantities Generated and Purchased (MWh)	2022	2021
Generated:
Colorado Electric	85,431	90,256
South Dakota Electric	455,605	468,816
Wyoming Electric	204,598	173,990
Integrated Generation	467,794	472,704
Total Generated	1,213,428	1,205,766
Purchased:
Colorado Electric	300,397	220,245
South Dakota Electric	197,063	142,002
Wyoming Electric	190,805	172,425
Integrated Generation	24,408	29,515
Total Purchased	712,673	564,187

Total Generated and Purchased	1,926,101	1,769,953

Three Months Ended March 31,

	Three Months Ended March 31,
	2022		2021
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days
Colorado Electric	2,715	8%	2,731	3%
South Dakota Electric	3,248	(1)%	3,324	3%
Wyoming Electric	3,132	4%	3,261	8%
Combined (a)	2,981	4%	3,040	4%
__________
(a)    Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended March 31,
Contracted generating facilities Availability by fuel type (a)	2022	2021
Coal (b)	90.6%	86.2%
Natural gas and diesel oil (b)	95.3%	90.0%
Wind	95.6%	93.8%
Total Availability	94.1%	89.8%

Wind Capacity Factor	42.0%	37.2%
__________
(a)    Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)     2021 included a planned outage at Wygen II and unplanned outages at Neil Simpson II and Pueblo Airport Generation.

Gas Utilities

Operating results for the Gas Utilities were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Variance
Revenue:
Natural gas - regulated	$596,458	$378,077	$218,381
Other - non-regulated	24,934	24,442	492
Total revenue	621,392	402,519	218,873

Cost of natural gas sold:
Natural gas - regulated	383,712	182,967	200,745
Other - non-regulated	1,015	10,083	(9,068)
Total cost of natural gas sold	384,727	193,050	191,677

Gas Utility margin (non-GAAP)	236,665	209,469	27,196

Operations and maintenance	86,441	82,200	4,241
Depreciation and amortization	26,684	25,175	1,509
Total operating expenses	113,125	107,375	5,750

Operating income	$123,540	$102,094	$21,446

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$11.9
Prior year Black Hills Energy Services Winter Storm Uri costs (a)	8.2
Mark-to-market on non-utility natural gas commodity contracts	3.4
Residential customer growth and increased usage per customer	2.7
Winter Storm Uri carrying costs (b)	2.3
Weather	(0.8)
Other	(0.5)
Total increase in Gas Utility margin	$27.2
__________
(a)    Black Hills Energy Services offers fixed contract pricing for non-regulated gas supply services to our regulated natural gas customers. The increased cost of natural gas sold during Winter Storm Uri was not recoverable through a regulatory mechanism.
(b)    In certain jurisdictions, we have Commission approval to recover carrying costs on Winter Storm Uri regulatory assets which offset increased interest expense. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information.

Operations and maintenance expense increased primarily due to higher cloud computing licensing costs and increased property taxes due to a higher asset base.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Operating Statistics

	Revenue (in thousands)		Quantities Sold and Transported (Dth)
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021

Residential	$376,044	$234,397	31,814,250	30,568,738
Commercial	158,642	91,089	14,631,703	13,812,321
Industrial	9,238	4,902	1,164,583	898,289
Other	2,772	(472)	—	—
Total Distribution	546,696	329,916	47,610,536	45,279,348

Transportation and Transmission	49,762	48,161	45,045,203	45,314,438

Total Regulated	596,458	378,077	92,655,739	90,593,786

Non-regulated Services	24,934	24,442	—	—

Total Revenue and Quantities Sold	$621,392	$402,519	92,655,739	90,593,786

	Revenue (in thousands)		Quantities Sold and Transported (Dth)
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021

Arkansas Gas	$127,809	$86,994	12,927,736	13,306,734
Colorado Gas	120,053	79,122	13,418,684	13,366,015
Iowa Gas	120,579	56,754	15,376,182	14,313,973
Kansas Gas	58,851	40,063	10,989,067	10,462,797
Nebraska Gas	134,234	93,098	27,335,774	27,284,101
Wyoming Gas	59,866	46,488	12,608,296	11,860,166
Total Revenue and Quantities Sold	$621,392	$402,519	92,655,739	90,593,786

	Three Months Ended March 31,
	2022		2021
Heating Degree Days:	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	2,099	—%	2,121	1%
Colorado Gas	2,946	1%	2,965	1%
Iowa Gas	3,579	6%	3,422	1%
Kansas Gas (a)	2,584	5%	2,576	5%
Nebraska Gas	3,041	—%	3,097	2%
Wyoming Gas	3,272	3%	3,425	7%
Combined Gas (b)	3,165	2%	3,186	3%
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

Corporate and Other

Corporate and Other operating results were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Variance

Operating (loss)	$(933)	$(3,122)	$2,189

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021:

The decrease in Operating (loss) was primarily due to an allocation of a 2020 employee cost true-up in the first quarter of 2021, which was offset in our business segments.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended March 31,
	2022	2021	Variance
	(in thousands)
Interest expense, net	$(38,545)	$(37,600)	$(945)
Other income, net	$704	$266	$438
Income tax expense	$(14,488)	$(494)	$(13,994)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021:

Interest Expense, net

The increase in Interest expense, net was due to higher debt balances primarily driven by the August 2021 senior unsecured notes.

Other Income, net

Other income, net was comparable to the same period in the prior year.

Income Tax Expense

For the three months ended March 31, 2022, the effective tax rate was 10.7% compared to 0.5% for the same period in 2021. See Note 11 of the Notes to Condensed Consolidated Financial Statements for discussion of effective tax rate variances.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2021 Annual Report on Form 10-K except as described below.

Cash Flow Activities

The following table summarizes our cash flows for the three months ended March 31, (in thousands):

Cash provided by (used in):	2022	2021	Variance
Operating activities	$264,121	$(386,086)	$650,207
Investing activities	$(137,844)	$(146,224)	$8,380
Financing activities	$(118,740)	$539,496	$(658,236)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Operating Activities:

Net cash provided by (used in) operating activities was $650 million higher than the same period in 2021. The variance to the prior year was primarily attributable to:

•Cash earnings (net income plus non-cash adjustments) were $37 million higher for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to increased Electric and Gas Utility margins driven by new rates and rider recovery and prior year impacts from Winter Storm Uri.

•Net inflows from changes in certain operating assets and liabilities were $611 million higher, primarily attributable to:

◦Cash inflows increased by $637 million as a result of changes in our regulatory assets and liabilities primarily driven by prior year incremental fuel, purchased power and natural gas costs due to Winter Storm Uri, current year recovery of a portion of Winter Storm Uri incremental and carrying costs from customers, and higher recoveries of gas and fuel cost adjustments driven by higher commodity prices;

◦Cash inflows decreased by $41 million as a result of changes in accounts receivable and other current assets primarily driven by higher pass-through revenues reflecting higher commodity prices partially offset by lower natural gas in storage inventories; and

◦Cash outflows decreased by $15 million as a result of decreases in accounts payable and accrued liabilities primarily driven by payment timing of natural gas and power purchases and other working capital requirements.

•Cash inflows increased by $2.0 million for other operating activities.

Investing Activities:

Net cash used in investing activities was $8 million lower than the same period in 2021. The variance to the prior year was primarily attributable to:

•Capital expenditures of $137 million for the three months ended March 31, 2022 compared to $146 million for the same period in the prior year. Lower current year expenditures were driven by lower programmatic safety, reliability and integrity spending at our Gas and Electric Utilities; and

•Cash outflows increased by $1.1 million for other investing activities.

Financing Activities:

Net cash used in financing activities was $658 million higher than the same period in 2021. The variance to the prior year was primarily attributable to:

•Cash inflows decreased $659 million due to short-term and long-term repayments in excess of borrowings. This decrease was primarily driven by $600 million of net borrowings from our term loan in the prior year;

•Cash inflows increased $3.8 million due to higher issuances of common stock; and

•Cash outflows increased $3.0 million due to increased dividends paid on common stock.

Capital Resources

Short-term Debt

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program had the following borrowings, outstanding letters of credit and available capacity (in millions):

		Current	Short-term borrowings at	Letters of Credit (a) at	Available Capacity at
Credit Facility	Expiration	Capacity	March 31, 2022	March 31, 2022	March 31, 2022
Revolving Credit Facility and CP Program	July 19, 2026	$750	$341	$17	$392
__________
(a)    Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility. For more information on these letters of credit, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

The weighted average interest rate on short-term borrowings at March 31, 2022 was 0.79%. Short-term borrowing activity for the three months ended March 31, 2022 was:

(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$429
Average amount outstanding (based on daily outstanding balances)	$361
Weighted average interest rates	0.44%

Covenant Requirements

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of March 31, 2022. See Note 5 of the Notes to Condensed Consolidated Financial Statements for more information.

Equity

During the three months ended March 31, 2022, we issued a total of 55,707 shares of common stock under the ATM for $3.8 million.

Future Financing Plans

We will continue to assess debt and equity needs to support our capital investment plans and other strategic objectives. In the remaining months of 2022, we plan to fund our capital plan and strategic objectives by using cash generated from operating activities, our Revolving Credit Facility and CP Program and issuing $100 million to $120 million of common stock under the ATM.

Credit Ratings

After assessing the current operating performance, liquidity and credit ratings of the Company, management believes that the Company will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.

The following table represents the credit ratings and outlook and risk profile of BHC at March 31, 2022:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable
__________
(a)    On October 20, 2021, S&P reported BBB+ rating and maintained a Stable outlook.
(b)    On December 20, 2021, Moody’s reported Baa2 rating and maintained a Stable outlook.
(c)    On September 17, 2021, Fitch reported BBB+ rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric at March 31, 2022:

Rating Agency	Senior Secured Rating
S&P (a)	A
Fitch (b)	A
__________
(a)    On July 1, 2021, S&P reported A rating.
(b)    On September 17, 2021, Fitch reported A rating.

Capital Requirements

Capital Expenditures

	Actual	Forecasted
Capital Expenditures by Segment	Three Months Ended March 31, 2022 (a)	2022 (b)	2023	2024	2025	2026
(in millions)
Electric Utilities	$48	$239	$205	$285	$231	$155
Gas Utilities	57	363	383	386	349	346
Corporate and Other	3	9	12	13	13	13
Incremental Projects (c)	—	—	—	—	60	140
	$108	$611	$600	$684	$653	$654
__________
(a)    Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.
(b)    Includes actual capital expenditures for the three months ended March 31, 2022.
(c)    These represent projects that are being evaluated by our segments for timing, cost and other factors.

Dividends

Dividends paid on our common stock totaled $39 million for the three months ended March 31, 2022, or $0.595 per share per quarter. On April 25, 2022, our board of directors declared a quarterly dividend of $0.595 per share payable June 1, 2022, equivalent to an annual dividend of $2.38 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Unconditional Purchase Obligations

See Note 3 of the Notes to Condensed Consolidated Financial Statements for recent updates to our purchase obligations.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates from those reported in our 2021 Annual Report on Form 10-K. We are closely monitoring the impacts of recent macroeconomic trends and Winter Storm Uri on our critical accounting estimates including, but not limited to, collectibility of customer receivables, cost recoverability through regulatory assets, impairment risk of goodwill and long-lived assets, valuation of pension assets and liabilities and contingent liabilities. For more information on our critical accounting estimates, see Part II, Item 7 of our 2021 Annual Report on Form 10-K.

New Accounting Pronouncements

Other than the pronouncements reported in our 2021 Annual Report on Form 10-K and those discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, there have been no new accounting pronouncements that are expected to have a material effect on our financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at March 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 in Item 8 of our 2021 Annual Report on Form 10-K and Note 3 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A.RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2021 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2022	111	$70.57	—	—
February 1, 2022 - February 28, 2022	12,916	$66.73	—	—
March 1, 2022 - March 31, 2022	3	$68.49	—	—
Total	13,030	$66.76	—	—
__________
(a)    Shares were acquired under the share withholding provisions of the Omnibus Incentive Plan for payment of taxes associated with the vesting of various equity compensation plans.

ITEM 4.    MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Sections 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.

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

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	May 5, 2022