Form 10-Q
period 2022-06-30
BLACK HILLS CORP /SD/
filed 2022-08-04
CIK 1130464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common stock, $1.00 par value	65,079,859	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Energy	The name used to conduct the business of our utility companies
Black Hills Energy Services	Black Hills Energy Services Company, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas commodity supply for the Choice Gas Programs (doing business as Black Hills Energy).
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Wyoming	Black Hills Wyoming, LLC, a direct, wholly-owned subsidiary of Black Hills Electric Generation
Blockchain Interruptible Service (BCIS) tariff	The BCIS tariff was proposed by Wyoming Electric and approved by the WPSC in 2019. The tariff was developed to attract new large electric loads related to blockchain and other industry growth with high energy demand.
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service in the Cheyenne, Wyoming area (doing business as Black Hills Energy). Also known as Wyoming Electric.
Chief Operating Decision Maker (CODM)	Chief Executive Officer
Choice Gas Program	Regulator-approved programs in Wyoming and Nebraska that allow certain utility customers to select their natural gas commodity supplier, providing for the unbundling of the commodity service from the distribution delivery service.
Colorado Electric	Black Hills Colorado Electric, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing electric service to customers in Colorado (doing business as Black Hills Energy).
Colorado Gas	Black Hills Colorado Gas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Colorado (doing business as Black Hills Energy).
Common Use System	The Common Use System is a jointly operated transmission system we participate in with Basin Electric Power Cooperative and Powder River Energy Corporation. The Common Use System provides transmission service over these utilities' combined 230-kilovolt (kV) and limited 69-kV transmission facilities within areas of southwestern South Dakota and northeastern Wyoming.
Consolidated Indebtedness to Capitalization Ratio	Any indebtedness outstanding at such time, divided by capital at such time. Capital being consolidated net worth (excluding non-controlling interest) plus consolidated indebtedness (including letters of credit and certain guarantees issued) as defined within the current Revolving Credit Facility.
Cooling Degree Day (CDD)	A cooling degree day is equivalent to each degree that the average of the high and low temperatures for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.
CPCN	Certificate of Public Convenience and Necessity

CP Program	Commercial Paper Program
CPUC	Colorado Public Utilities Commission
Dth	Dekatherm. A unit of energy equal to 10 therms or approximately one million British thermal units (MMBtu)
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
Heating Degree Day (HDD)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.
Integrated Generation	Non-regulated power generation and mining businesses that are vertically integrated within our Electric Utilities segment.
Iowa Gas	Black Hills Iowa Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Iowa (doing business as Black Hills Energy).
IPP	Independent Power Producer
IRS	United States Internal Revenue Service
Kansas Gas	Black Hills Kansas Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Kansas (doing business as Black Hills Energy).
KCC	Kansas Corporation Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
MEAN	Municipal Energy Agency of Nebraska
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
Neil Simpson II	A mine-mouth, coal-fired power plant owned and operated by South Dakota Electric with a total capacity of 90 MW located at our Gillette, Wyoming energy complex.
NPSC	Nebraska Public Service Commission
OCI	Other Comprehensive Income
PPA	Power Purchase Agreement
PTC	Production Tax Credit
Pueblo Airport Generation	The 420 MW combined cycle gas-fired power generating plants jointly owned by Colorado Electric (220 MW) and Black Hills Colorado IPP (200 MW). Black Hills Colorado IPP operates this facility. The plants commenced operation on January 1, 2012.
Ready Wyoming	A 260-mile, multi-phase transmission expansion project in Wyoming. This transmission project will serve the growing needs of customers by enhancing resiliency of Wyoming Electric’s overall electric system and expanding access to power markets and renewable resources. The project will help Wyoming Electric maintain top-quartile reliability and enable economic development in the Cheyenne, Wyoming region.
Renewable Ready	Voluntary renewable energy subscription program for large commercial, industrial and governmental agency customers in South Dakota and Wyoming.
Revolving Credit Facility	Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended and restated on July 19, 2021, and now terminates on July 19, 2026.
RNG	Renewable Natural Gas
SEC	United States Securities and Exchange Commission
Service Guard Comfort Plan	Appliance protection plan that provides home appliance repair services through on-going monthly service agreements to residential utility customers.

S&P	S&P Global Ratings, a division of S&P Global Inc.
South Dakota Electric	Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota and Wyoming (doing business as Black Hills Energy).
SPP	Southwest Power Pool
TCJA	Tax Cuts and Jobs Act
Tech Services	Non-regulated product lines delivered by our Utilities that 1) provide electrical system construction services to large industrial customers of our electric utilities, and 2) serve gas transportation customers throughout its service territory by constructing and maintaining customer-owned gas infrastructure facilities, typically through one-time contracts.
Utilities	Black Hills’ Electric and Gas Utilities
Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential.
Winter Storm Uri	February 2021 winter weather event that caused extreme cold temperatures in the central United States and led to unprecedented fluctuations in customer demand and market pricing for natural gas and energy.
WPSC	Wyoming Public Service Commission
Wygen I	A mine-mouth, coal-fired power plant with a total capacity of 90 MW located at our Gillette, Wyoming energy complex. Black Hills Wyoming owns 76.5% of the facility and Municipal Energy Agency of Nebraska (MEAN) owns the remaining 23.5%.
Wygen II	A mine-mouth, coal-fired power plant owned by Wyoming Electric with a total capacity of 95 MW located at our Gillette, Wyoming energy complex.
Wygen III	A mine-mouth, coal-fired power plant operated by South Dakota Electric with a total capacity of 110 MW located at our Gillette, Wyoming energy complex. South Dakota Electric owns 52% of the power plant, MDU owns 25% and the City of Gillette owns the remaining 23%.
Wyodak Plant	The 362 MW mine-mouth, coal-fired generating facility near Gillette, Wyoming, jointly owned by PacifiCorp (80%) and South Dakota Electric (20%). Our WRDC mine supplies all of the fuel for the facility.
Wyoming Electric	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in the Cheyenne, Wyoming area (doing business as Black Hills Energy).
Wyoming Gas	Black Hills Wyoming Gas, LLC, an indirect and wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Wyoming (doing business as Black Hills Energy).

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

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)

Revenue	$474,195	$372,572	$1,297,765	$1,006,004

Operating expenses:
Fuel, purchased power and cost of natural gas sold	188,171	108,474	625,097	401,621
Operations and maintenance	132,968	123,245	269,100	252,924
Depreciation, depletion and amortization	64,128	58,443	124,591	115,712
Taxes - property and production	16,539	15,144	33,235	30,166
Total operating expenses	401,806	305,306	1,052,023	800,423

Operating income	72,389	67,266	245,742	205,581

Other income (expense):
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(39,053)	(38,669)	(77,874)	(76,494)
Interest income	289	467	565	692
Other income (expense), net	1,563	(191)	2,267	75
Total other income (expense)	(37,201)	(38,393)	(75,042)	(75,727)

Income before income taxes	35,188	28,873	170,700	129,854
Income tax benefit (expense)	658	(586)	(13,830)	(1,080)
Net income	35,846	28,287	156,870	128,774
Net income attributable to non-controlling interest	(2,431)	(3,126)	(5,929)	(7,297)
Net income available for common stock	$33,415	$25,161	$150,941	$121,477

Earnings per share of common stock:
Earnings per share, Basic	$0.52	$0.40	$2.33	$1.94
Earnings per share, Diluted	$0.52	$0.40	$2.33	$1.93

Weighted average common shares outstanding:
Basic	64,721	62,867	64,643	62,751
Diluted	64,883	62,918	64,822	62,817

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$35,846	$28,287	$156,870	$128,774

Other comprehensive income (loss), net of tax:
Reclassification adjustments of benefit plan liability - prior service cost (net of tax of $8, $6, $14 and $15, respectively)	(14)	(18)	(32)	(34)
Reclassification adjustments of benefit plan liability - net loss (net of tax of $(68), $(157), $(113) and $(374), respectively)	119	440	262	821
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(238), $(150), $(415) and $(340), respectively)	475	563	1,011	1,086
Net unrealized gains (losses) on commodity derivatives (net of tax of $734, $(304), $394 and $(339), respectively)	(2,314)	939	(1,267)	1,046
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $319, $14, $871 and $6, respectively)	(1,004)	(42)	(2,706)	(19)
Other comprehensive income (loss), net of tax	(2,738)	1,882	(2,732)	2,900

Comprehensive income	33,108	30,169	154,138	131,674
Less: comprehensive income attributable to non-controlling interest	(2,431)	(3,126)	(5,929)	(7,297)
Comprehensive income available for common stock	$30,677	$27,043	$148,209	$124,377

See Note 9 for additional disclosures.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	June 30, 2022	December 31, 2021
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,216	$8,921
Restricted cash and equivalents	5,146	4,889
Accounts receivable, net	267,103	321,652
Materials, supplies and fuel	152,864	150,979
Derivative assets, current	716	4,373
Income tax receivable, net	17,299	18,017
Regulatory assets, current	267,725	270,290
Other current assets	39,358	29,012
Total current assets	760,427	808,133

Property, plant and equipment	8,086,704	7,856,573
Less: accumulated depreciation and depletion	(1,499,552)	(1,407,397)
Total property, plant and equipment, net	6,587,152	6,449,176

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	10,177	10,770
Regulatory assets, non-current	434,643	526,309
Other assets, non-current	42,709	38,054
Total other assets, non-current	1,786,983	1,874,587

TOTAL ASSETS	$9,134,562	$9,131,896

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

(unaudited)	As of
	June 30, 2022	December 31, 2021
	(in thousands, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$185,735	$217,761
Accrued liabilities	226,320	244,759
Derivative liabilities, current	4,719	1,439
Regulatory liabilities, current	33,356	17,574
Notes payable	335,050	420,180
Total current liabilities	785,180	901,713

Long-term debt, net of current maturities	4,129,662	4,126,923

Deferred credits and other liabilities:
Deferred income tax liabilities, net	490,207	465,388
Regulatory liabilities, non-current	482,642	485,377
Benefit plan liabilities	121,338	123,925
Other deferred credits and other liabilities	142,732	141,447
Total deferred credits and other liabilities	1,236,919	1,216,137

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholders’ equity —
Common stock $1 par value; 100,000,000 shares authorized; issued 65,105,178 and 64,793,095 shares, respectively	65,105	64,793
Additional paid-in capital	1,808,437	1,783,436
Retained earnings	1,036,263	962,458
Treasury stock, at cost – 23,691 and 54,078 shares, respectively	(1,542)	(3,509)
Accumulated other comprehensive income (loss)	(22,816)	(20,084)
Total stockholders’ equity	2,885,447	2,787,094
Non-controlling interest	97,354	100,029
Total equity	2,982,801	2,887,123

TOTAL LIABILITIES AND TOTAL EQUITY	$9,134,562	$9,131,896

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2022	2021
Operating activities:	(in thousands)
Net income	$156,870	$128,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	124,591	115,712
Deferred financing cost amortization	4,953	4,381
Stock compensation	3,834	5,044
Deferred income taxes	13,860	692
Employee benefit plans	1,383	4,934
Other adjustments, net	(9,489)	10,495
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	(6,993)	3,974
Accounts receivable and other current assets	55,641	88,513
Accounts payable and other current liabilities	(24,130)	(59,640)
Regulatory assets	128,315	(540,709)
Regulatory liabilities	—	(9,509)
Other operating activities, net	(6,805)	(2,834)
Net cash provided by (used in) operating activities	442,030	(250,173)

Investing activities:
Property, plant and equipment additions	(293,803)	(319,476)
Other investing activities	2,418	9,739
Net cash (used in) investing activities	(291,385)	(309,737)

Financing activities:
Dividends paid on common stock	(77,136)	(71,092)
Common stock issued	20,095	40,037
Term loan - borrowings	—	800,000
Term loan - repayments	—	(200,000)
Net borrowings (payments) of Revolving Credit Facility and CP Program	(85,130)	(4,190)
Long-term debt - repayments	—	(1,436)
Distributions to non-controlling interest	(8,604)	(8,705)
Other financing activities	1,682	291
Net cash provided by (used in) financing activities	(149,093)	554,905

Net change in cash, restricted cash and cash equivalents	1,552	(5,005)

Cash, restricted cash and cash equivalents at beginning of period	13,810	10,739
Cash, restricted cash and cash equivalents at end of period	$15,362	$5,734

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest, net of amounts capitalized	$(72,791)	$(71,825)
Income taxes	752	1,486
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at June 30	49,229	54,448

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

BLACK HILLS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2021	64,793,095	$64,793	54,078	$(3,509)	$1,783,436	$962,458	$(20,084)	$100,029	$2,887,123
Net income	—	—	—	—	—	117,526	—	3,498	121,024
Other comprehensive income, net of tax	—	—	—	—	—	—	6	—	6
Dividends on common stock ($0.595 per share)	—	—	—	—	—	(38,533)	—	—	(38,533)
Share-based compensation	425	—	(34,393)	2,222	(191)	—	—	—	2,031
Issuance of common stock	55,707	56	—	—	3,776	—	—	—	3,832
Issuance costs	—	—	—	—	(41)	—	—	—	(41)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4,420)	(4,420)
March 31, 2022	64,849,227	$64,849	19,685	$(1,287)	$1,786,980	$1,041,451	$(20,078)	$99,107	$2,971,022
Net income	—	—	—	—	—	33,415	—	2,431	35,846
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(2,738)	—	(2,738)
Dividends on common stock ($0.595 per share)	—	—	—	—	—	(38,603)	—	—	(38,603)
Share-based compensation	39,066	39	4,006	(255)	5,370	—	—	—	5,154
Issuance of common stock	216,885	217	—	—	16,353	—	—	—	16,570
Issuance costs	—	—	—	—	(266)	—	—	—	(266)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4,184)	(4,184)
June 30, 2022	65,105,178	$65,105	23,691	$(1,542)	$1,808,437	$1,036,263	$(22,816)	$97,354	$2,982,801

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2020	62,827,179	$62,827	32,492	$(2,119)	$1,657,285	$870,738	$(27,346)	$101,262	$2,662,647
Net income	—	—	—	—	—	96,316	—	4,171	100,487
Other comprehensive income, net of tax	—	—	—	—	—	—	1,018	—	1,018
Dividends on common stock ($0.565 per share)	—	—	—	—	—	(35,514)	—	—	(35,514)
Share-based compensation	82,794	83	7,448	(445)	1,672	—	—	—	1,310
Other	—	—	—	—	—	(2)	—	—	(2)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4,644)	(4,644)
March 31, 2021	62,909,973	$62,910	39,940	$(2,564)	$1,658,957	$931,538	$(26,328)	$100,789	$2,725,302
Net income	—	—	—	—	—	25,161	—	3,126	28,287
Other comprehensive income, net of tax	—	—	—	—	—	—	1,882	—	1,882
Dividends on common stock ($0.565 per share)	—	—	—	—	—	(35,578)	—	—	(35,578)
Share-based compensation	20,905	21	6,588	(424)	3,698	—	—	—	3,295
Issuance of common stock	596,035	596	—	—	39,636	—	—	—	40,232
Issuance costs	—	—	—	—	(466)	—	—	—	(466)
Other	—	—	—	—	—	1	—	—	1
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4,061)	(4,061)
June 30, 2021	63,526,913	$63,527	46,528	$(2,988)	$1,701,825	$921,122	$(24,446)	$99,854	$2,758,894

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Condensed Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2022, December 31, 2021 and June 30, 2021 financial information. Certain lines of business in which we operate are highly seasonal, and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

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

(2)    Regulatory Matters

We had the following regulatory assets and liabilities (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
Regulatory assets
Winter Storm Uri (a)	$402,971	$509,025
Deferred energy and fuel cost adjustments (b)	71,701	59,973
Deferred gas cost adjustments (b)	8,083	9,488
Gas price derivatives (b)	4,845	2,584
Deferred taxes on AFUDC (b)	7,426	7,457
Employee benefit plans and related deferred taxes (c)	87,130	88,923
Environmental (b)	1,360	1,385
Loss on reacquired debt (b)	20,112	21,011
Deferred taxes on flow through accounting (b)	69,811	63,243
Decommissioning costs (b)	4,717	5,961
Other regulatory assets (b)	24,212	27,549
Total regulatory assets	702,368	796,599
Less current regulatory assets	(267,725)	(270,290)
Regulatory assets, non-current	$434,643	$526,309

Regulatory liabilities
Deferred energy and gas costs (b)	$15,899	$6,113
Employee benefit plan costs and related deferred taxes (c)	31,330	32,241
Cost of removal (b)	184,111	179,976
Excess deferred income taxes (c)	259,674	264,042
Other regulatory liabilities (c)	24,984	20,579
Total regulatory liabilities	515,998	502,951
Less current regulatory liabilities	(33,356)	(17,574)
Regulatory liabilities, non-current	$482,642	$485,377
__________
(a)    Timing of Winter Storm Uri incremental cost recovery and associated carrying costs vary by jurisdiction and Wyoming Gas is still subject to pending application with the WPSC. See further information below.
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

Our Utilities submitted Winter Storm Uri cost recovery applications in our state jurisdictions seeking to recover $546 million of these incremental costs through separate tracking mechanisms over a weighted-average recovery period of 3.5 years. These incremental cost estimates are subject to adjustments as final decisions are issued by the respective utility commissions. In these applications, we sought approval to recover carrying costs. For three and six months ended June 30, 2022 and three and six months ended June 30, 2021, $12 million, $15 million, $0.1 million and $0.1 million, respectively, of carrying costs were accrued and recorded to a regulatory asset. The carrying costs accrued during the three and six months ended June 30, 2022 included a one-time, $10 million true-up to reflect Commission authorized rates.

On January 27, 2022, Kansas Gas received approval from the KCC for its Winter Storm Uri cost recovery settlement with final rates implemented in February 2022. In March 2022, Colorado Electric and Colorado Gas received approval from the CPUC for their respective Winter Storm Uri cost recovery settlements with final rates implemented in April 2022. In June 2022, Arkansas Gas received approval from the APSC for its Winter Storm Uri cost recovery application. The APSC had previously approved interim cost recovery effective in June 2021.

To date, Arkansas Gas, Colorado Electric, Colorado Gas, Iowa Gas, Kansas Gas, Nebraska Gas and South Dakota Electric received commission approval of their Winter Storm Uri cost recovery applications. Additionally, Wyoming Gas received approval for interim cost recovery subject to a final decision on carrying costs and recovery period at a later date. For the six months ended June 30, 2022, our Utilities collected $111 million of Winter Storm Uri incremental costs and carrying costs from customers. As of June 30, 2022, we estimate that our remaining Winter Storm Uri regulatory asset has a weighted-average recovery period of 3.0 years.

TCJA

As part of Kansas Gas’s 2021 rate review settlement agreement, Kansas Gas will deliver $3.0 million of TCJA and state tax reform benefits to customers, annually, for three years starting in 2022 (approximately $9.1 million of total benefits expected to be delivered). For the three and six months ended June 30, 2022, Kansas Gas delivered TCJA and state tax reform bill credits to customers of $0.7 million and $1.5 million, respectively.

These bill credits, which resulted in a reduction of revenue, were offset by a reduction in income tax expense and resulted in an immaterial impact to Net income for the three and six months ended June 30, 2022.

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

Wyoming Electric

On June 1, 2022, Wyoming Electric filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 1,330-mile electric distribution and 59-mile electric transmission systems. The rate review requests $15 million in new annual revenue with a capital structure of 54% equity and 46% debt and a return on equity of 10.3%. The request seeks to finalize rates in the first quarter of 2023.

(3)    Commitments, Contingencies and Guarantees

There have been no significant changes to commitments, contingencies and guarantees from those previously disclosed in Note 3 of our Notes to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K except for those described below.

Agreement under Blockchain Interruptible Service Tariff

On June 21, 2022, Wyoming Electric completed its first agreement for service under its Blockchain Interruptible Service tariff. Under the five-year agreement, Wyoming Electric will deliver up to 45 MW of electric service with an option to expand service up to 75 MW to a new customer in Cheyenne, Wyoming. The crypto mining facility is expected to be operational and purchasing energy in the fourth quarter of 2022.

Power Sales Agreements

On May 3, 2022, South Dakota Electric entered into an agreement with MDU to provide MDU capacity and energy up to a maximum of 50 MW in excess of MDU’s 25% ownership in Wygen III. This agreement, which has similar terms and conditions as South Dakota Electric’s existing agreement with MDU expiring on December 31, 2023, is effective on January 1, 2024 and will expire on December 31, 2028.

During periods of reduced production at Wygen III, in which MDU owns a portion of the capacity, or during periods when Wygen III is off-line, South Dakota Electric will provide MDU with 23 MW from our other generation facilities or from system purchases with reimbursement of costs by MDU. On June 3, 2022, South Dakota Electric entered into an agreement with similar terms and conditions as its existing agreement with MDU expiring on December 31, 2023, is effective on January 1, 2024 and will expire on December 31, 2028.

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

Power Purchase Agreements

On March 21, 2022, Wyoming Electric entered into a PPA with South Cheyenne Solar, LLC (Cheyenne Solar) to purchase up to 150 MW of renewable energy upon construction of a new solar facility, to be owned by Cheyenne Solar, which is expected to be completed by the end of 2023. The agreement will expire 20 years after construction completion. The solar energy from this PPA will be used to serve our expanding partnerships with industrial customers in Cheyenne, Wyoming.

On February 19, 2021, Colorado Electric entered into an agreement with TC Colorado Solar, LLC (TC Solar) to purchase up to 200 MW of renewable energy upon construction of a new solar facility, to be owned by TC Solar. On January 31, 2022, TC Solar provided notice of its intent to terminate the PPA. Colorado Electric will seek new requests for proposals for renewable resources as part of its Clean Energy Plan filing, the “2030 Ready Plan.” On May 27, 2022, Colorado Electric filed its 2030 Ready Plan with the CPUC. A CPUC decision is expected in April 2023, after which time, Colorado Electric’s request for proposals for renewable energy resources is expected to commence.

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

(4)    Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and six months ended June 30, 2022 and 2021. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended June 30, 2022	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$169,032	$229,074	$—	$398,106
Transportation	—	34,667	(100)	34,567
Wholesale	8,428	—	—	8,428
Market - off-system sales	8,666	178	—	8,844
Transmission/Other	15,183	9,344	(4,148)	20,379
Revenue from contracts with customers	$201,309	$273,263	$(4,248)	$470,324
Other revenues	3,070	906	(105)	3,871
Total revenues	$204,379	$274,169	$(4,353)	$474,195

Timing of revenue recognition:
Services transferred at a point in time	$6,671	$—	$—	$6,671
Services transferred over time	194,638	273,263	(4,248)	463,653
Revenue from contracts with customers	$201,309	$273,263	$(4,248)	$470,324

Three Months Ended June 30, 2021	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer Types:	(in thousands)
Retail	$163,971	$143,845	$—	$307,816
Transportation	—	31,649	(109)	31,540
Wholesale	5,655	—	—	5,655
Market - off-system sales	7,266	87	—	7,353
Transmission/Other	11,224	9,125	(4,291)	16,058
Revenue from contracts with customers	$188,116	$184,706	$(4,400)	$368,422
Other revenues	2,900	1,344	(94)	4,150
Total Revenues	$191,016	$186,050	$(4,494)	$372,572

Timing of Revenue Recognition:
Services transferred at a point in time	$6,714	$—	$—	$6,714
Services transferred over time	181,402	184,706	(4,400)	361,708
Revenue from contracts with customers	$188,116	$184,706	$(4,400)	$368,422

Six Months Ended June 30, 2022	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$341,838	$790,087	$—	$1,131,925
Transportation	—	84,190	(199)	83,991
Wholesale	18,703	—	—	18,703
Market - off-system sales	15,820	416	—	16,236
Transmission/Other	30,616	18,919	(8,297)	41,238
Revenue from contracts with customers	$406,977	$893,612	$(8,496)	$1,292,093
Other revenues	3,940	1,949	(217)	5,672
Total revenues	$410,917	$895,561	$(8,713)	$1,297,765

Timing of revenue recognition:
Services transferred at a point in time	$13,784	$—	$—	$13,784
Services transferred over time	393,193	893,612	(8,496)	1,278,309
Revenue from contracts with customers	$406,977	$893,612	$(8,496)	$1,292,093

Six Months Ended June 30, 2021	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer Types:	(in thousands)
Retail	$368,251	$485,450	$—	$853,701
Transportation	—	79,600	(219)	79,381
Wholesale	17,014	—	—	17,014
Market - off-system sales	12,038	160	—	12,198
Transmission/Other	25,411	19,515	(8,580)	36,346
Revenue from contracts with customers	$422,714	$584,725	$(8,799)	$998,640
Other revenues	3,706	3,844	(186)	7,364
Total Revenues	$426,420	$588,569	$(8,985)	$1,006,004

Timing of Revenue Recognition:
Services transferred at a point in time	$13,690	$—	$—	$13,690
Services transferred over time	409,024	584,725	(8,799)	984,950
Revenue from contracts with customers	$422,714	$584,725	$(8,799)	$998,640

(5)    Financing

Short-term Debt

We had the following Notes payable outstanding in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	June 30, 2022		December 31, 2021
	Balance Outstanding	Letters of Credit (a)	Balance Outstanding	Letters of Credit (a)
Revolving Credit Facility	—	14,239	—	27,209
CP Program	335,050	—	420,180	—
Total Notes payable	$335,050	$14,239	$420,180	$27,209
__________
(a) Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program

Our net short-term repayments related to our Revolving Credit Facility and CP Program during the six months ended June 30, 2022 were $85 million. The weighted average interest rate on short-term borrowings related to our Revolving Credit Facility and CP Program at June 30, 2022 was 1.74%.

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

We were in compliance with our covenants at June 30, 2022 as shown below:

	As of June 30, 2022	Covenant Requirement
Consolidated Indebtedness to Capitalization Ratio	60.8%	Less than	65%

Wyoming Electric

Covenants within Wyoming Electric's financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of June 30, 2022, Wyoming Electric’s debt to capitalization ratio was 50%, which was in compliance with these financial covenants.

Equity

At-the-Market Equity Offering Program

During the three months ended June 30, 2022, we issued a total of 0.2 million shares of common stock under the ATM for proceeds of $16 million, net of $0.2 million in issuance costs. During the six months ended June 30, 2022, we issued a total of 0.3 million shares of common stock under the ATM for proceeds of $20 million, net of $0.2 million in issuance costs. During the three and six months ended June 30, 2021, we issued a total of 0.6 million shares of common stock under the ATM for proceeds of $40 million, net of $0.4 million in issuance costs.

(6)    Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Condensed Consolidated Statements of Income was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income available for common stock	$33,415	$25,161	$150,941	$121,477

Weighted average shares - basic	64,721	62,867	64,643	62,751
Dilutive effect of:
Equity compensation	162	51	179	66
Weighted average shares - diluted	64,883	62,918	64,822	62,817

Earnings per share of common stock:
Earnings per share, Basic	$0.52	$0.40	$2.33	$1.94
Earnings per share, Diluted	$0.52	$0.40	$2.33	$1.93

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Equity compensation	—	13	—	12
Restricted stock	—	—	1	1
Anti-dilutive shares	—	13	1	13

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

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed but not limited to, the following market risks:

•Commodity price risk associated with our retail natural gas and wholesale electric power marketing activities and our fuel procurement for several of our gas-fired generation assets, which include market fluctuations due to unpredictable factors such as the COVID-19 pandemic, weather (Winter Storm Uri), geopolitical events, market speculation, inflation, pipeline constraints, and other factors that may impact natural gas and electric supply and demand; and

•Interest rate risk associated with outstanding variable rate debt and future debt, including reduced access to liquidity during periods of extreme capital markets volatility, such as the 2008 financial crisis and the COVID-19 pandemic.

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

We buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from July 2022 through December 2024. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long positions as of:

	June 30, 2022		December 31, 2021
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	100,000	9	590,000	3
Natural gas options purchased, net	430,000	9	3,100,000	3
Natural gas basis swaps purchased	—	0	870,000	3
Natural gas over-the-counter swaps, net (b)	7,090,000	30	4,570,000	34
Natural gas physical contracts, net (c)	12,166,541	18	16,416,677	24
__________
(a)    Term reflects the maximum forward period hedged.
(b)    As of June 30, 2022, 2,416,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)     Volumes exclude derivative contracts that qualify for the normal purchases and normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At June 30, 2022, the Company posted $0.4 million related to such provisions, which is included in Other current assets on the Condensed Consolidated Balance Sheets.

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

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$2	$2,017
Noncurrent commodity derivatives	Other assets, non-current	256	18
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(3,318)	—
Total derivatives designated as hedges		$(3,060)	$2,035

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$714	$2,356
Noncurrent commodity derivatives	Other assets, non-current	923	804
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(1,401)	(1,439)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	—	(20)
Total derivatives not designated as hedges		$236	$1,701

Derivatives Designated as Hedge Instruments

The impacts of cash flow hedges on our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Income are presented below for the three and six months ended June 30, 2022 and 2021. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$713	$713	Interest expense	$(713)	$(713)
Commodity derivatives	(4,371)	1,187	Fuel, purchased power and cost of natural gas sold	1,323	56
Total	$(3,658)	$1,900		$610	$(657)

	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$1,426	$1,426	Interest expense	$(1,426)	$(1,426)
Commodity derivatives	(5,238)	1,360	Fuel, purchased power and cost of natural gas sold	3,577	25
Total	$(3,812)	$2,786		$2,151	$(1,401)

As of June 30, 2022, $6.1 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended June 30,
		2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives - Electric	Fuel, purchased power and cost of natural gas sold	$—	$(3,598)
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	(2,332)	1,816
		$(2,332)	$(1,782)

		Six Months Ended June 30,
		2022	2021
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives - Electric	Fuel, purchased power and cost of natural gas sold	$—	$(5,122)
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	1,162	2,182
		$1,162	$(2,940)

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments in our Gas Utilities were $4.8 million and $2.6 million as of June 30, 2022 and December 31, 2021, respectively. For our Electric Utilities, the unrealized gains and losses arising from these derivatives are recognized in the Condensed Consolidated Statements of Income.

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

	As of June 30, 2022
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in thousands)
Assets:
Commodity derivatives — Gas Utilities	$—	$2,700	$—	$(806)	$1,894
Total	$—	$2,700	$—	$(806)	$1,894

Liabilities:
Commodity derivatives — Gas Utilities	$—	$5,524	$—	$(805)	$4,719
Total	$—	$5,524	$—	$(805)	$4,719
__________
(a)    As of June 30, 2022, $0.8 million of our commodity derivative assets and $0.8 million of our commodity liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Condensed Consolidated Balance Sheets (in thousands) as of:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,129,662	$3,917,015	$4,126,923	$4,570,619
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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Condensed Consolidated Statements of Income for the period, net of tax (in thousands):

	Location on the Condensed Consolidated Statements of Income	Amount Reclassified from AOCI		Amount Reclassified from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(713)	$(713)	$(1,426)	$(1,426)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	1,323	56	3,577	25
		610	(657)	2,151	(1,401)
Income tax	Income tax expense	(81)	136	(456)	334
Total reclassification adjustments related to cash flow hedges, net of tax		$529	$(521)	$1,695	$(1,067)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$22	$24	$46	$49
Actuarial gain (loss)	Operations and maintenance	(187)	(597)	(375)	(1,195)
		(165)	(573)	(329)	(1,146)
Income tax	Income tax expense	60	151	99	359
Total reclassification adjustments related to defined benefit plans, net of tax		$(105)	$(422)	$(230)	$(787)
Total reclassifications		$424	$(943)	$1,465	$(1,854)

Balances by classification included within AOCI, net of tax on the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2021	$(10,384)	$1,476	$(11,176)	$(20,084)
Other comprehensive income (loss)
before reclassifications	—	(1,267)	—	(1,267)
Amounts reclassified from AOCI	1,011	(2,706)	230	(1,465)
As of June 30, 2022	$(9,373)	$(2,497)	$(10,946)	$(22,816)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2020	$(12,558)	$2	$(14,790)	$(27,346)
Other comprehensive income (loss)
before reclassifications	—	1,046	—	1,046
Amounts reclassified from AOCI	1,086	(19)	787	1,854
As of June 30, 2021	$(11,472)	$1,029	$(14,003)	$(24,446)

(10)    Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021
Net Service cost	$982	$1,260	$(1,355)	$1,020	$492	$559
Interest cost	2,704	2,328	209	177	321	264
Expected return on plan assets	(4,630)	(5,219)	—	—	(31)	(34)
Net amortization of prior service costs	(17)	—	—	—	(73)	(109)
Recognized net actuarial loss	1,523	1,829	69	438	16	117
Net periodic expense (benefit)	$562	$198	$(1,077)	$1,635	$725	$797

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021
Net Service cost	$1,964	$2,519	$(1,747)	$1,713	$984	$1,118
Interest cost	5,409	4,656	417	354	642	529
Expected return on plan assets	(9,261)	(10,438)	—	—	(62)	(68)
Net amortization of prior service costs	(34)	—	—	—	(145)	(218)
Recognized net actuarial loss	3,046	3,658	138	877	32	234
Net periodic expense (benefit)	$1,124	$395	$(1,192)	$2,944	$1,451	$1,595

Plan Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made in the first six months of 2022 and anticipated contributions for 2022 and 2023 are as follows (in thousands):

	Contributions Made	Additional Contributions	Contributions
	Six Months Ended June 30, 2022	Anticipated for 2022	Anticipated for 2023
Defined Benefit Pension Plan	$—	$—	$—
Non-pension Defined Benefit Postretirement Healthcare Plan	$2,552	$2,552	$4,761
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$1,078	$1,078	$2,215

Funding Status of Employee Benefit Plans

Based on the fair value of assets and estimated discount rate used to value benefit obligations as of June 30, 2022, we estimate the unfunded status of our employee benefit plans to be approximately $29 million compared to $20 million at December 31, 2021. In 2012, we froze our pension plan and closed it to new participants. Since then, we have implemented various de-risking strategies including lump sum buyouts, the purchase of annuities and the reduction of return-seeking assets over time to a more liability-hedged portfolio. As a result, recent capital markets volatility has not materially affected our unfunded status and does not require interim re-measurement of our pension plan assets or defined benefit obligations.

(11)    Income Taxes

Income Tax Expense (Benefit) and Effective Tax Rates

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Income tax expense (benefit) for the three months ended June 30, 2022 was $(0.7) million compared to $0.6 million reported for the same period in 2021. For the three months ended June 30, 2022 the effective tax rate was (1.9)% compared to 2.0% for the same period in 2021. The lower effective tax rate was primarily due to $3.8 million of tax benefits from state rate changes, $1.5 million of increased tax benefits from federal PTCs associated with increased wind production and a current year PTC rate increase (inflation adjustment). These current year tax benefits were greater than prior year tax benefits from Nebraska Gas TCJA-related bill credits to customers (which were offset by reduced revenue) and prior year flow-through tax benefits related to repairs and certain indirect costs.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Income tax expense for the six months ended June 30, 2022 was $14 million compared to $1.1 million reported for the same period in 2021. For the six months ended June 30, 2022, the effective tax rate was 8.1% compared to 0.8% for the same period in 2021. The higher effective tax rate was primarily due to $10 million of prior year tax benefits from Colorado Electric and Nebraska Gas TCJA-related bill credits to customers (which were offset by reduced revenue) partially offset by $3.8 million of current year tax benefits from state rate changes and $2.4 million of increased tax benefits from federal PTCs associated with increased wind production and a current year PTC rate increase (inflation adjustment).

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

Our operating segments are equivalent to our reportable segments.

Segment information was as follows (in thousands):

Total assets (net of intercompany eliminations) as of:	June 30, 2022	December 31, 2021
Electric Utilities	$3,834,826	$3,796,662
Gas Utilities	5,197,194	5,246,370
Corporate and Other	102,542	88,864
Total assets	$9,134,562	$9,131,896

Three Months Ended June 30, 2022	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$198,380	$3,070	$2,929	$—	$204,379
Gas Utilities	271,944	801	1,319	105	274,169
Inter-company eliminations	—	—	(4,248)	(105)	(4,353)
Total	$470,324	$3,871	$—	$—	$474,195

Three Months Ended June 30, 2021	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$185,235	$2,900	$2,881	$—	$191,016
Gas Utilities	183,187	1,250	1,519	94	186,050
Inter-company eliminations	—	—	(4,400)	(94)	(4,494)
Total	$368,422	$4,150	$—	$—	$372,572

Six Months Ended June 30, 2022	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$401,119	$3,940	$5,858	$—	$410,917
Gas Utilities	890,974	1,732	2,638	217	895,561
Inter-company eliminations	—	—	(8,496)	(217)	(8,713)
Total	$1,292,093	$5,672	$—	$—	$1,297,765

Six Months Ended June 30, 2021	External Operating Revenue		Inter-company Operating Revenue		Total Revenues
	Contract Customers	Other Revenues	Contract Customers	Other Revenues
Segment:
Electric Utilities	$416,954	$3,706	$5,760	$—	$426,420
Gas Utilities	581,686	3,658	3,039	186	588,569
Inter-company eliminations	—	—	(8,799)	(186)	(8,985)
Total	$998,640	$7,364	$—	$—	$1,006,004

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating income (loss):
Electric Utilities	$45,226	$47,462	$95,972	$86,805
Gas Utilities	28,195	19,985	151,735	122,079
Corporate and Other	(1,032)	(181)	(1,965)	(3,303)
Operating income	72,389	67,266	245,742	205,581

Interest expense, net	(38,764)	(38,202)	(77,309)	(75,802)
Other income (expense), net	1,563	(191)	2,267	75
Income tax benefit (expense)	658	(586)	(13,830)	(1,080)
Net income	35,846	28,287	156,870	128,774
Net income attributable to non-controlling interest	(2,431)	(3,126)	(5,929)	(7,297)
Net income available for common stock	$33,415	$25,161	$150,941	$121,477

(13)    Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	June 30, 2022	December 31, 2021
Billed Accounts Receivable	$188,649	$181,027
Unbilled Revenue	81,647	142,738
Less: Allowance for Credit Losses	(3,193)	(2,113)
Accounts Receivable, net	$267,103	$321,652

Changes to allowance for credit losses for the six months ended June 30, 2022 and 2021, respectively, were as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at June 30,
2022	$2,113	$4,239	$1,266	$(4,425)	$3,193
2021	$7,003	$1,510	$1,786	$(4,270)	$6,029

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	June 30, 2022	December 31, 2021
Materials and supplies	$91,736	$86,400
Fuel - Electric Utilities	2,169	1,267
Natural gas in storage	58,959	63,312
Total materials, supplies and fuel	$152,864	$150,979

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets (in thousands) as of:

	June 30, 2022	December 31, 2021
Accrued employee compensation, benefits and withholdings	$64,417	$74,387
Accrued property taxes	42,944	50,874
Customer deposits and prepayments	43,151	48,814
Accrued interest	33,764	33,680
Other (none of which is individually significant)	42,044	37,004
Total accrued liabilities	$226,320	$244,759

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our 2021 Form 10-K.

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

In 2021, our Utilities submitted cost recovery applications with the utility commissions in our state jurisdictions to recover incremental costs associated with Winter Storm Uri. To date, we have received final commission approval for all of our Winter Storm Uri cost recovery applications with the exception of Wyoming Gas (which is approved for interim cost recovery). See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Macroeconomic Trends

We are monitoring macroeconomic trends including inflationary pressures on the prices of commodities, materials, outside services and employee costs; supply chain constraints; rising interest rates and a competitive and tight labor market. To date, we have experienced moderate net impacts from these trends.

We have seen an increase in commodity energy costs that had an effect on customer bills. Our utilities have regulatory mechanisms that allow them to pass prudently incurred costs of energy through to the customer, which mitigates our exposure. Customer billing rates are adjusted periodically to reflect changes in our cost of energy.

We are proactively managing increased costs of materials and supply chain disruptions to achieve our forecasted capital investment targets. We have already contracted a significant majority of the materials needed for our 2022 capital program. We have also evaluated each of our forecasted projects and will prioritize depending on future constraints. Project delays may occur if costs rise significantly or if materials are not available.

Rising interest rates have increased interest expense on our variable rate borrowings, which include our Revolving Credit Facility and CP Program. However, the increased interest expense was limited since 92% of our debt at June 30, 2022 is fixed rate debt. Additionally, rising discount rates and recent capital markets volatility did not materially change the unfunded status of the BHC Pension Plan from the prior year.

We are faced with increased competition for employee and contractor talent in the current labor market. To date, we have seen increased employee and contractor costs related to attraction and retention of talent partially offset by decreases in headcount compared to the prior year.

More detailed discussion of the future uncertainties can be found in “Risk Factors” section in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

Business Segment Recent Developments

Electric Utilities

•See Note 2 of the Notes to Condensed Consolidated Financial Statements for recent rate review activity for Wyoming Electric.

•On July 21, 2022, Wyoming Electric set a new all-time and summer peak load of 294 MW, surpassing the previous peaks of 288 MW set on July 18, 2022, 282 MW set on June 13, 2022 and 274 MW set on July 28, 2021.

•On July 18, 2022, South Dakota Electric set a new all-time and summer peak load of 403 MW, surpassing the previous summer peak of 397 MW set in July 2021.

•On June 21, 2022, Wyoming Electric completed its first agreement for service under its Blockchain Interruptible Service tariff. Under the five-year agreement, Wyoming Electric will deliver to a new customer in Cheyenne, Wyoming up to 45 MW with an option to expand service up to 75 MW. Energy will be sourced through the electric energy market and delivered through our Electric Utilities’ infrastructure. Under the agreement, the customer will be responsible for costs of service, and the load will be interruptible to prioritize the needs of Wyoming Electric’s existing retail customers. Wyoming Electric expects to begin delivering energy to this customer in the fourth quarter of 2022.

•On May 27, 2022, Colorado Electric filed its Clean Energy Plan, “2030 Ready Plan”, with the CPUC. The 2030 Ready Plan establishes a roadmap and preferred resource portfolio for Colorado Electric to cost-effectively achieve the state of Colorado’s requirement calling upon electric utilities to reduce GHG emissions by a minimum of 80% by 2030. The preferred resource portfolio calls for the addition of 149 MW of wind, 258 MW of solar and 50 MW of battery storage to Colorado Electric's system. The final mix of resources would be determined by the results of a competitive solicitation starting in 2023. Colorado legislation provides up to 50% utility ownership of these additions. As proposed, the plan will achieve a 90% reduction in emissions and result in 79% of Colorado Electric’s customers' electricity being generated by carbon-free sources by 2030. A CPUC decision on Phase 1 of the 2030 Ready Plan is expected by April 2023, which would be followed by a request for proposals for renewable energy resources.

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

•On January 26, 2022, Colorado Electric agreed to join SPP’s Western Energy Imbalance Service Market. Colorado Electric will join the market in April 2023 and will continue to study long-term solutions for joining or developing an organized wholesale market. The expansion allows the utilities to participate in a real-time market.

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

Gas Utilities

•See Note 2 of the Notes to Condensed Consolidated Financial Statements for recent rate review activity for Arkansas Gas.

•On June 6, 2022, Colorado Gas submitted a proposal to the CPUC seeking approval to offer a voluntary RNG and carbon offset program for residential and business customers. The program would allow participants to offset 100% or more of the emissions associated with their own natural gas usage. The offset would be achieved through a combination of carbon offset credits and RNG attributes. Colorado Gas has designed its voluntary RNG and carbon offset program as a comprehensive four-year pilot program starting in 2023 and running through 2026. On July 15, 2022, Kansas Gas submitted a similar RNG and carbon offset program proposal with the KCC. Nebraska Gas expects to submit a voluntary RNG and carbon offset program proposal to the NPSC later in 2022 with similar filings for Arkansas Gas, Iowa Gas and Wyoming Gas expected by 2023.

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

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and six months ended June 30, 2022 and 2021, and our financial condition as of June 30, 2022 and December 31, 2021, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

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

Consolidated Summary and Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Operating income (loss):
Electric Utilities	$45,226	$47,462	$95,972	$86,805
Gas Utilities	28,195	19,985	151,735	122,079
Corporate and Other	(1,032)	(181)	(1,965)	(3,303)
Operating income	72,389	67,266	245,742	205,581

Interest expense, net	(38,764)	(38,202)	(77,309)	(75,802)
Other income (expense), net	1,563	(191)	2,267	75
Income tax benefit (expense)	658	(586)	(13,830)	(1,080)
Net income	35,846	28,287	156,870	128,774
Net income attributable to non-controlling interest	(2,431)	(3,126)	(5,929)	(7,297)
Net income available for common stock	$33,415	$25,161	$150,941	$121,477

Total earnings per share of common stock, Diluted	$0.52	$0.40	$2.33	$1.93

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021:

The variance to the prior year included the following:

•Electric Utilities’ operating income decreased $2.2 million primarily due to higher operating expenses, lower pricing on the new Wygen I PPA and prior year regulatory actions reducing certain Winter Storm Uri impacts partially offset by increased rider revenues and prior year mark-to-market adjustments on wholesale energy contacts;
•Gas Utilities’ operating income increased $8.2 million primarily due to carrying costs on our Winter Storm Uri regulatory asset and new rates and rider recovery partially offset by higher operating expenses and unfavorable mark-to-market adjustments on wholesale commodity contracts;
•Other income increased $1.8 million primarily due to lower costs for our non-qualified benefit plans which were driven by market performance; and
•Income tax benefit increased $1.2 million driven by a lower effective tax rate due to tax benefits from state tax rate changes partially offset by higher pre-tax income.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021:

The variance to the prior year included the following:

•Electric Utilities’ operating income increased $9.2 million primarily due to prior year impacts related to Colorado Electric’s TCJA-related bill credits to customers (which were offset by reduced income tax expense), increased rider revenues, prior year mark-to-market adjustments on wholesale energy contacts and increased transmission and off-system energy sales partially offset by higher operating expenses and lower pricing on the new Wygen I PPA;
•Gas Utilities’ operating income increased $30 million primarily due to new rates and rider recovery, carrying costs on our Winter Storm Uri regulatory asset, prior year Black Hills Energy Services Winter Storm Uri costs, customer growth and increased usage per customer partially offset by higher operating expenses;
•Corporate and Other expenses decreased $1.3 million primarily due to an allocation of a 2020 employee cost true-up in the first quarter of 2021, which was offset in our business segments;
•Interest expense increased $1.5 million due to higher interest rates and higher debt balances primarily driven by Winter Storm Uri;
•Other income increased $2.2 million primarily due to lower costs for our non-qualified benefit plans which were driven by market performance;
•Income tax expense increased $13 million driven by higher pre-tax income and a higher effective tax rate primarily due to prior year tax benefits from Colorado Electric and Nebraska Gas TCJA-related bill credits partially offset by tax benefits from state tax rate changes; and
•Net income attributable to non-controlling interest decreased $1.4 million due to lower net income from Black Hills Colorado IPP primarily driven by a planned outage.

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

Electric Utilities

Operating results for the Electric Utilities were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance

Revenue:
Electric - regulated	$194,197	$181,503	$12,694	$389,921	$404,599	$(14,678)
Other - non-regulated	10,182	9,513	669	20,995	21,821	(826)
Total revenue	204,379	191,016	13,363	410,917	426,420	(15,503)

Cost of fuel and purchased power:
Electric - regulated	55,723	44,607	11,116	107,202	144,076	(36,874)
Other - non-regulated	909	956	(47)	1,840	1,786	54
Total cost of fuel and purchased power	56,632	45,563	11,069	109,042	145,862	(36,820)

Electric Utility margin (non-GAAP)	147,747	145,453	2,294	301,875	280,558	21,317

Operations and maintenance	69,000	65,301	3,699	138,669	129,035	9,634
Depreciation and amortization	33,521	32,690	831	67,234	64,718	2,516
Total operating expenses	102,521	97,991	4,530	205,903	193,753	12,150

Operating income	$45,226	$47,462	$(2,236)	$95,972	$86,805	$9,167

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$4.2
Prior year mark-to-market on wholesale energy contracts	3.6
Lower pricing on new Wygen I PPA	(2.6)
Prior year Winter Storm Uri impacts (a)	(2.4)
Other	(0.5)
Total increase in Electric Utility margin	$2.3
__________
(a)    In the first quarter 2021, our Electric Utilities accrued $3.2 million of negative impacts to our regulated wholesale power margins due to the higher fuel costs associated with Winter Storm Uri. Through regulatory actions in the second quarter of 2021, our Electric Utilities were able to reduce $2.4 million of that negative impact.

Operations and maintenance expense increased primarily due to higher outside services expenses, higher cloud computing licensing costs and increased property taxes due to a higher asset base.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021:

Electric Utility margin increased as a result of the following:

(in millions)
Prior year TCJA-related bill credits (a)	$9.3
New rates and rider recovery	6.3
Prior year mark-to-market on wholesale energy contracts	5.1
Transmission services and off-system energy sales	2.6
Customer load growth	1.8
Prior year Winter Storm Uri impacts (b)	1.2
Lower pricing on new Wygen I PPA	(5.1)
Weather	(0.2)
Other	0.3
Total increase in Electric Utility margin	$21.3
__________
(a)    In February 2021, Colorado Electric delivered $9.3 million of TCJA-related bill credits to its customers. These bill credits were offset by a reduction in income tax expense and resulted in an immaterial impact to Net income.
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

Operations and maintenance expense increased primarily due to higher cloud computing licensing costs, higher maintenance expenses driven by planned generation outages, higher fuel costs, higher outside services expenses and increased property taxes due to a higher asset base.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Operating Statistics

	Revenue (in thousands)				Quantities Sold (MWh)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Residential	$52,853	$53,451	$115,102	$126,211	323,775	335,063	715,357	731,149
Commercial	68,756	66,809	133,109	143,816	509,830	501,463	1,000,248	994,418
Industrial	38,190	35,186	73,598	78,195	464,928	441,793	928,696	856,984
Municipal	4,992	4,382	9,567	9,402	40,240	39,863	75,545	76,105
Subtotal Retail Revenue - Electric	164,791	159,828	331,377	357,624	1,338,773	1,318,182	2,719,846	2,658,656
Contract Wholesale	4,339	3,010	10,262	8,932	150,645	129,763	332,852	286,758
Off-system/Power Marketing Wholesale	8,666	7,266	15,820	12,038	144,425	148,981	304,866	209,202
Other (a)	16,400	11,399	32,463	26,005	—	—	—	—
Total Regulated	194,197	181,503	389,921	404,599	1,633,843	1,596,926	3,357,564	3,154,616
Non-Regulated (b)	10,182	9,513	20,995	21,821	72,770	61,408	161,864	140,923
Total Revenue and Quantities Sold	$204,379	$191,016	$410,917	$426,420	1,706,613	1,658,334	3,519,428	3,295,539
Other Uses, Losses or Generation, net (c)					98,323	94,932	211,609	227,680
Total Energy					1,804,936	1,753,266	3,731,037	3,523,219
__________
(a)    Primarily related to transmission revenues from the Common Use System.
(b)    Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)    Includes company uses and line losses.

	Revenue (in thousands)				Quantities Sold (MWh)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Colorado Electric	$71,197	$64,009	$146,642	$143,446	568,890	596,364	1,188,478	1,150,344
South Dakota Electric	76,195	72,640	154,792	166,769	600,172	581,628	1,244,395	1,163,476
Wyoming Electric	47,146	45,601	89,235	95,551	464,781	418,934	924,691	840,796
Integrated Generation	9,841	8,766	20,248	20,654	72,770	61,408	161,864	140,923
Total Revenue and Quantities Sold	$204,379	$191,016	$410,917	$426,420	1,706,613	1,658,334	3,519,428	3,295,539

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased by Fuel Type (MWh)	2022	2021	2022	2021
Generated:
Coal	589,438	623,822	1,252,876	1,241,956
Natural Gas and Oil	262,157	377,155	558,579	750,941
Wind	244,456	195,736	498,024	409,583
Total Generated	1,096,051	1,196,713	2,309,479	2,402,480
Purchased:
Coal, Natural Gas, Oil and Other Market Purchases	608,045	481,346	1,196,205	945,887
Wind	100,840	75,207	225,353	174,852
Total Purchased	708,885	556,553	1,421,558	1,120,739

Total Generated and Purchased	1,804,936	1,753,266	3,731,037	3,523,219

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased (MWh)	2022	2021	2022	2021
Generated:
Colorado Electric	112,117	110,821	197,548	201,077
South Dakota Electric	367,936	442,665	823,541	911,481
Wyoming Electric	225,720	222,540	430,318	396,530
Integrated Generation	390,278	420,687	858,072	893,392
Total Generated	1,096,051	1,196,713	2,309,479	2,402,480
Purchased:
Colorado Electric	255,969	251,648	556,366	471,893
South Dakota Electric	248,625	154,633	445,688	296,635
Wyoming Electric	185,932	135,177	376,737	307,602
Integrated Generation	18,359	15,095	42,767	44,609
Total Purchased	708,885	556,553	1,421,558	1,120,739

Total Generated and Purchased	1,804,936	1,753,266	3,731,037	3,523,219

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	556	(5)%	595	(6)%	3,271	5%	3,326	2%
South Dakota Electric	1,221	13%	1,048	2%	4,469	3%	4,372	3%
Wyoming Electric	1,159	(3)%	1,221	2%	4,291	2%	4,482	6%
Combined (a)	904	3%	875	—%	3,885	4%	3,915	3%

Cooling Degree Days:
Colorado Electric	333	24%	300	44%	333	24%	300	44%
South Dakota Electric	107	15%	167	69%	107	15%	167	69%
Wyoming Electric	121	102%	117	134%	121	102%	117	134%
Combined (a)	213	28%	218	56%	213	28%	218	56%
__________
(a)    Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended June 30,		Six Months Ended June 30,
Contracted generating facilities Availability by fuel type (a)	2022	2021	2022	2021
Coal (b) (c)	82.1%	86.1%	86.3%	86.2%
Natural gas and diesel oil	95.1%	97.6%	95.2%	93.8%
Wind	93.8%	96.8%	94.7%	95.3%
Total Availability	91.4%	94.4%	92.7%	92.1%

Wind Capacity Factor	39.8%	31.0%	40.9%	34.1%
__________
(a)    Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b) 2022 included planned outages at Neil Simpson II and Wyodak Plant.
(c)     2021 included planned outages at Neil Simpson II, Wygen, Wygen II, and Wygen III and unplanned outages at Neil Simpson II and Wyodak Plant.

Gas Utilities

Operating results for the Gas Utilities were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
Revenue:
Natural gas - regulated	$258,349	$172,465	$85,884	$854,807	$550,542	$304,265
Other - non-regulated	15,821	13,585	2,236	40,755	38,027	2,728
Total revenue	274,169	186,050	88,119	895,561	588,569	306,992

Cost of natural gas sold:
Natural gas - regulated	126,704	62,317	64,387	510,416	245,284	265,132
Other - non-regulated	5,040	798	4,242	6,055	10,881	(4,826)
Total cost of natural gas sold	131,744	63,115	68,629	516,471	256,165	260,306

Gas Utility margin (non-GAAP)	142,425	122,935	19,490	379,090	332,404	46,686

Operations and maintenance	83,689	77,263	6,426	170,130	159,463	10,667
Depreciation and amortization	30,541	25,687	4,854	57,225	50,862	6,363
Total operating expenses	114,230	102,950	11,280	227,355	210,325	17,030

Operating income	$28,195	$19,985	$8,210	$151,735	$122,079	$29,656

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021:

Gas Utility margin increased as a result of the following:

(in millions)
Carrying costs on Winter Storm Uri regulatory asset (a)	$12.3
New rates and rider recovery	4.6
Current and prior year TCJA-related bill credits (b)	2.2
Increased transportation and transmission volumes	1.9
Residential customer growth and increased usage per customer	1.5
Mark-to-market on non-utility natural gas commodity contracts	(4.3)
Weather	(0.2)
Other	1.5
Total increase in Gas Utility margin	$19.5
__________
(a)    In certain jurisdictions, we have Commission approval to recover carrying costs on Winter Storm Uri regulatory assets which offset increased interest expense. Additionally, the carrying costs accrued during the three months ended June 30, 2022 included a one-time, $10.3 million true-up to reflect Commission authorized rates. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information.
(b) In June 2021, Nebraska Gas provided $2.9 million TCJA-related bill credits to its customers. For the three months ended June 30, 2022, Kansas Gas provided $0.7 million of TCJA and state tax reform bill credits to customers. These bill credits were offset by a reduction in income tax expense and resulted in an immateriall impact to Net income.

Operations and maintenance expense increased primarily due to higher outside services and materials expenses, increased bad debt expense primarily attributable to higher billings, higher cloud computing licensing costs and higher vehicle expenses due to higher fuel costs.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$17.4
Carrying costs on Winter Storm Uri regulatory asset (a)	14.6
Prior year Black Hills Energy Services Winter Storm Uri costs (b)	8.2
Residential customer growth and increased usage per customer	4.5
Increased transportation and transmission volumes	1.5
Current and prior year TCJA-related bill credits (c)	1.4
Weather	(1.0)
Mark-to-market on non-utility natural gas commodity contracts	(0.9)
Other	1.0
Total increase in Gas Utility margin	$46.7
__________
(a)    In certain jurisdictions, we have Commission approval to recover carrying costs on Winter Storm Uri regulatory assets which offset increased interest expense. Additionally, the carrying costs accrued during the six months ended June 30, 2022 included a one-time, $10.3 million true-up to reflect Commission authorized rates. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information.
(b)    Black Hills Energy Services offers fixed contract pricing for non-regulated gas supply services to our regulated natural gas customers. The increased cost of natural gas sold during Winter Storm Uri was not recoverable through a regulatory mechanism.
(c) In June 2021, Nebraska Gas provided $2.9 million TCJA-related bill credits to its customers. For the three months ended June 30, 2022, Kansas Gas provided $1.5 million of TCJA and state tax reform bill credits to customers. These bill credits were offset by a reduction in income tax expense and resulted in a minimal impact to Net income.

Operations and maintenance expense increased primarily due to higher cloud computing licensing costs, higher outside services and materials expenses, increased bad debt expense primarily attributable to higher billings, higher vehicle expenses due to higher fuel costs and increased property taxes due to a higher asset base.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Operating Statistics

	Revenue (in thousands)				Quantities Sold and Transported (Dth)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Residential	$143,127	$98,370	$519,171	$332,767	8,523,755	8,575,051	40,338,005	39,143,789
Commercial	61,182	36,888	219,824	127,977	4,499,245	4,493,931	19,130,948	18,306,252
Industrial	16,875	5,811	26,113	10,713	2,150,532	1,337,672	3,315,115	2,235,961
Other	2,300	(418)	5,072	(890)	—	—	—	—
Total Distribution	223,483	140,651	770,179	470,567	15,173,532	14,406,654	62,784,068	59,686,002
Transportation and Transmission	34,865	31,814	84,627	79,975	37,623,610	34,074,214	82,668,813	79,388,652
Total Regulated	258,349	172,465	854,807	550,542	52,797,142	48,480,868	145,452,881	139,074,654
Non-regulated Services	15,821	13,585	40,755	38,027	—	—	—	—
Total Revenue and Quantities Sold	$274,169	$186,050	$895,561	$588,569	52,797,142	48,480,868	145,452,881	139,074,654

	Revenue (in thousands)				Quantities Sold & Transported (Dth)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Arkansas Gas	$51,815	$32,994	$179,624	$119,988	5,445,450	5,718,417	18,373,186	19,025,151
Colorado Gas	50,328	34,190	170,381	113,312	6,365,777	5,957,285	19,784,461	19,323,300
Iowa Gas	42,050	29,831	162,629	86,585	8,178,613	7,016,613	23,554,795	21,330,586
Kansas Gas	35,482	21,163	94,333	61,226	8,762,807	7,155,427	19,751,874	17,618,224
Nebraska Gas	62,337	43,037	196,571	136,135	16,714,480	15,822,880	44,050,254	43,106,981
Wyoming Gas	32,157	24,835	92,023	71,323	7,330,015	6,810,246	19,938,311	18,670,412
Total Revenue and Quantities Sold	$274,169	$186,050	$895,561	$588,569	52,797,142	48,480,868	145,452,881	139,074,654

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	271	(18)%	383	16%	2,370	(3)%	2,504	3%
Colorado Gas	817	(14)%	865	(9)%	3,763	(3)%	3,830	(1)%
Iowa Gas	803	17%	691	1%	4,382	8%	4,113	1%
Kansas Gas (a)	436	(2)%	493	10%	3,020	4%	3,069	5%
Nebraska Gas	679	7%	624	(1)%	3,720	1%	3,721	1%
Wyoming Gas	1,326	9%	1,200	(1)%	4,598	4%	4,625	5%
Combined (b)	768	2%	739	1%	3,933	2%	3,925	2%
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

Corporate and Other

Corporate and Other operating results were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
Operating (loss)	$(1,032)	$(181)	$(851)	$(1,965)	$(3,303)	$1,338

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021:

Operating (loss) was comparable to the same period in the prior year.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021:

The decrease in Operating (loss) was primarily due to an allocation of a 2020 employee cost true-up in the first quarter of 2021, which was offset in our business segments.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
	(in thousands)
Interest expense, net	$(38,764)	$(38,202)	$(562)	$(77,309)	$(75,802)	$(1,507)
Other income, net	1,563	(191)	$1,754	$2,267	$75	$2,192
Income tax benefit (expense)	658	(586)	$1,244	$(13,830)	$(1,080)	$(12,750)

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021:

Interest Expense, net

Interest expense, net was comparable to the same period in the prior year.

Other Income, net

The increase in Other income, net was due to lower costs for our non-qualified benefit plans which were driven by market performance partially offset by higher non-service pension costs primarily driven by a higher discount rate.

Income Tax Benefit (Expense)

Income tax benefit increased due to a lower effective tax rate partially offset by higher pre-tax income. For the three months ended June 30, 2022, the effective tax rate was (1.9)% compared to 2.0% for the same period in 2021. See Note 11 of the Notes to Condensed Consolidated Financial Statements for discussion of effective tax rate variances.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021:

Interest Expense, net

The increase in Interest expense, net was due to higher interest rates and higher debt balances primarily driven by Winter Storm Uri.

Other Income, net

The increase in Other income, net was due to lower costs for our non-qualified benefit plans which were driven by market performance partially offset by higher non-service pension costs primarily driven by a higher discount rate.

Income Tax Benefit (Expense)

Income tax expense increased due to higher pre-tax income and a higher effective tax rate. For the six months ended June 30, 2022, the effective tax rate was 8.1% compared to 0.8% for the same period in 2021. See Note 11 of the Notes to Condensed Consolidated Financial Statements for discussion of effective tax rate variances.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2021 Annual Report on Form 10-K except as described below.

Cash Flow Activities

The following table summarizes our cash flows for the six months ended June 30, (in thousands):

Cash provided by (used in):	2022	2021	Variance
Operating activities	$442,030	$(250,173)	$692,203
Investing activities	$(291,385)	$(309,737)	$18,352
Financing activities	$(149,093)	$554,905	$(703,998)

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Operating Activities:

Net cash provided by (used in) operating activities was $692 million higher than the same period in 2021. The variance to the prior year was primarily attributable to:

•Cash earnings (net income plus non-cash adjustments) were $26 million higher for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to increased Electric and Gas Utility margins driven by new rates and increased rider revenues and prior year impacts from Winter Storm Uri.

•Net inflows from changes in certain operating assets and liabilities were $670 million higher, primarily attributable to:

◦Cash inflows increased by $679 million as a result of changes in our regulatory assets and liabilities primarily driven by prior year incremental fuel, purchased power and natural gas costs due to Winter Storm Uri and current year recovery of a portion of Winter Storm Uri incremental and carrying costs from customers;

◦Cash inflows decreased by $44 million as a result of changes in accounts receivable and other current assets primarily driven by higher pass-through revenues reflecting higher commodity prices; and

◦Cash outflows decreased by $36 million as a result of changes in accounts payable and accrued liabilities primarily driven by payment timing of natural gas and power purchases and other working capital requirements.

•Cash outflows increased by $4.0 million for other operating activities which was primarily driven by changes in contractor retainage balances.

Investing Activities:

Net cash used in investing activities was $18 million lower than the same period in 2021. The variance to the prior year was primarily attributable to:

•Capital expenditures of $294 million for the six months ended June 30, 2022 compared to $319 million for the same period in the prior year. Lower current year expenditures were driven by lower programmatic safety, reliability and integrity spending at our Gas and Electric Utilities; and

•Cash inflows decreased by $7.3 million for other investing activities which was primarily driven by prior year sales of transmission assets and facilities, none of which were individually material.

Financing Activities:

Net cash used in financing activities was $704 million higher than the same period in 2021. The variance to the prior year was primarily attributable to:

•Cash inflows decreased $680 million due to short-term and long-term repayments in excess of borrowings which was primarily driven by prior year term loan borrowings related to Winter Storm Uri;

•Cash inflows decreased $20 million due to decreased issuances of common stock;

•Cash outflows increased $6.0 million due to increased dividends paid on common stock; and

•Cash inflows increased by $1.4 million for other financing activities.

Capital Resources

Short-term Debt

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program had the following borrowings, outstanding letters of credit and available capacity (in millions):

		Current	Short-term borrowings at	Letters of Credit (a) at	Available Capacity at
Credit Facility	Expiration	Capacity	June 30, 2022	June 30, 2022	June 30, 2022
Revolving Credit Facility and CP Program	July 19, 2026	$750	$335	$14	$401
__________
(a)    Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility. For more information on these letters of credit, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

The weighted average interest rate on short-term borrowings at June 30, 2022 was 1.74%. Short-term borrowing activity for the six months ended June 30, 2022 was:

(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$429
Average amount outstanding (based on daily outstanding balances)	$326
Weighted average interest rates	0.82%

Covenant Requirements

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of June 30, 2022. See Note 5 of the Notes to Condensed Consolidated Financial Statements for more information.

Equity

See Note 5 of the Notes to Condensed Consolidated Financial Statements for information related to common stock issuances under the ATM.

Future Financing Plans

We will continue to assess debt and equity needs to support our capital investment plans and other strategic objectives. We plan to fund our capital plan and strategic objectives by using cash generated from operating activities, our Revolving Credit Facility and CP Program and issuing common stock under the ATM.

Credit Ratings

After assessing the current operating performance, liquidity and credit ratings of the Company, management believes that the Company will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.

The following table represents the credit ratings, outlook and risk profile of BHC at June 30, 2022:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable
__________
(a)    On October 20, 2021, S&P reported BBB+ rating and maintained a Stable outlook.
(b)    On December 20, 2021, Moody’s reported Baa2 rating and maintained a Stable outlook.
(c)    On September 17, 2021, Fitch reported BBB+ rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric at June 30, 2022:

Rating Agency	Senior Secured Rating
S&P (a)	A
Fitch (b)	A
__________
(a)    On March 31, 2022, S&P reported A rating.
(b)    On September 17, 2021, Fitch reported A rating.

Capital Requirements

Capital Expenditures

	Actual	Forecasted
Capital Expenditures by Segment	Six Months Ended June 30, 2022 (a)	2022 (b)	2023	2024	2025	2026
(in millions)
Electric Utilities	$120	$239	$205	$285	$231	$155
Gas Utilities	150	363	383	386	349	346
Corporate and Other	4	9	12	13	13	13
Incremental Projects (c)	—	—	—	—	60	140
	$274	$611	$600	$684	$653	$654
__________
(a)    Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.
(b)    Includes actual capital expenditures for the six months ended June 30, 2022.
(c)    These represent projects that are being evaluated by our segments for timing, cost and other factors.

Dividends

Dividends paid on our common stock totaled $77 million for the six months ended June 30, 2022, or $0.595 per share per quarter. On July 25, 2022, our board of directors declared a quarterly dividend of $0.595 per share payable September 1, 2022, equivalent to an annual dividend of $2.38 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at June 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 in Item 8 of our 2021 Annual Report on Form 10-K and Note 3 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A.RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2021 Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	2	$78.44	—	—
May 1, 2022 - May 31, 2022	741	$75.60	—	—
June 1, 2022 - June 30, 2022	3	$76.38	—	—
Total	746	$75.61	—	—
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

10.1
Black Hills Corporation Amended and Restated 2015 Omnibus Incentive Plan (filed as Appendix A to the Registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders filed on March 17, 2022).

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

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	August 4, 2022