Form 10-K
period 2022-12-31
BLACK HILLS CORP /SD/
filed 2023-02-14
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was $4,702,221,557

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at January 31, 2023
Common stock, $1.00 par value	66,103,478	shares

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement being prepared for the solicitation of proxies in connection with the 2023 Annual Meeting of Stockholders to be held on April 26, 2023, are incorporated by reference in Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC, a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Energy	The name used to conduct the business of our utility companies
Black Hills Energy Renewable Resources (BHERR)	Black Hills Energy Renewable Resources, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
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
Blockchain Interruptible Service (BCIS) Tariff

A WPSC-approved tariff applicable to prospective new Wyoming Electric blockchain customers. The tariff allows customers to negotiate rates and terms and conditions for interruptible electric utility service of 10 MW or greater that would be interconnected with Wyoming Electric’s system. Agreements under the BCIS tariff must be filed with the WPSC prior to the first customer billing, be at least 2 years in duration and include specific pricing for all electricity purchased (with pricing terms subject to renegotiation every three years). BCIS customers shall not participate in the PCA to the extent of service received under the tariff.

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

Busch Ranch II	The 59.4 MW wind farm near Pueblo, Colorado owned by Black Hills Electric Generation to provide wind energy to Colorado Electric through a PPA expiring in November 2044.
CACJA Adjustment	Clean Air Clean Jobs Act Adjustment is an adjustment mechanism that allows Colorado Electric to collect from customers the capital costs related to Pueblo Airport Generation CT #6.
CFTC	United States Commodity Futures Trading Commission
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
Clean Energy Plan

2030 Ready Plan that establishes a roadmap and preferred resource portfolio for Colorado Electric to cost-effectively achieve the State of Colorado’s requirement calling upon electric utilities to reduce GHG emissions by a minimum of 80% by 2030. The preferred resource portfolio calls for the addition of 149 MW of wind, 258 MW of solar and 50 MW of battery storage to Colorado Electric’s system. The final mix of resources would be determined by the results of a competitive solicitation starting in 2023. Colorado legislation allows electric utilities to own up to 50% of the renewable generation assets added to comply with the Clean Energy Plan.

CO2	Carbon dioxide
Colorado Electric	Black Hills Colorado Electric, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing electric service to customers in Colorado (doing business as Black Hills Energy).
Colorado Gas	Black Hills Colorado Gas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Colorado (doing business as Black Hills Energy).
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

Corriedale	The 52.5 MW wind farm near Cheyenne, Wyoming, jointly owned by South Dakota Electric (32.5 MW) and Wyoming Electric (20 MW), serving as the dedicated wind energy supply to the Renewable Ready program.
COVID-19	The official name for the 2019 novel coronavirus disease announced on February 11, 2020, by the World Health Organization, that is causing a global pandemic.
CP Program	Commercial Paper Program
CPUC	Colorado Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule

CT	Combustion Turbine
CTII	The 40 MW Gillette CT, a simple-cycle, gas-fired combustion turbine owned by the City of Gillette.
Cushion Gas

The portion of natural gas necessary to force saleable gas from a storage field into the transmission system and for system balancing, representing a permanent investment necessary to use storage facilities and maintain reliability.

CVA	Credit Valuation Adjustment
DC	Direct Current
Dividend Payout Ratio	Annual dividends paid on common stock divided by net income from continuing operations available for common stock
DRSPP	Dividend Reinvestment and Stock Purchase Plan
DSM	Demand Side Management
Dth	Dekatherm. A unit of energy equal to 10 therms or one million British thermal units (MMBtu).
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP measure.
ECA	Energy Cost Adjustment is an adjustment that allows us to pass the prudently-incurred cost of fuel and purchased energy through to customers.
Economy Energy	Purchased energy that costs less than that produced with the utilities’ owned generation.
EECR	Energy Efficiency Cost Recovery is an adjustment mechanism that allows us to recover from customers the costs associated with providing energy efficiency programs.
EIA	Environmental Improvement Adjustment is an annual adjustment mechanism that allows us to recover from customers eligible investments in, and expense related to, new environmental measures.
EGU	Electric generating unit
Energy Transition

The global energy sector’s shift from fossil-based systems of energy production and consumption, including oil, natural gas and coal to renewable energy sources like wind and solar, as well as battery storage solutions.

EPA	United States Environmental Protection Agency
EV	Electric Vehicle
EWG	Exempt Wholesale Generator
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
GCA	Gas Cost Adjustment is an adjustment that allows us to pass the prudently-incurred cost of gas and certain services through to customers.
GHG	Greenhouse gases
Global Settlement	Settlement with a utility’s commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
Happy Jack	Happy Jack Wind Farm, LLC, owned by Duke Energy Generation Services
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

IPP	Independent Power Producer
IRA	Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	United States Internal Revenue Service
ITC	Investment Tax Credit
IUB	Iowa Utilities Board
Kansas Gas

Black Hills Kansas Gas Utility Company, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Kansas (doing business as Black Hills Energy).

KCC	Kansas Corporation Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
Mcfd	Thousand cubic feet per day
MDU	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
MEAN	Municipal Energy Agency of Nebraska
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MSHA	United States Department of Labor’s Mine Safety and Health Administration
MW	Megawatts
MWh	Megawatt-hours
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
Neil Simpson II	A mine-mouth, coal-fired power plant owned and operated by South Dakota Electric with a total capacity of 90 MW located at our Gillette, Wyoming energy complex.
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NOL	Net Operating Loss
Northern Iowa Windpower

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

PCCA	Power Capacity Cost Adjustment is an annual adjustment that allows us to pass the prudently-incurred purchased capacity costs, incremental to costs included in base rates, through to customers.
Peak View	The 60.8 MW wind farm owned by Colorado Electric.
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PRPA	Platte River Power Authority
PSA	Power Sales Agreement
PTC	Production Tax Credit
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

SPP	Southwest Power Pool, a regional transmission organization (RTO) that oversees the bulk electric grid and wholesale power market in the central United States.
SSIR	System Safety and Integrity Rider
System Peak Demand	Represents the highest point of retail customer usage for a single hour.
TCA	Transmission Cost Adjustment is an annual adjustment mechanism that allows us to recover from customers eligible transmission investments prior to the next rate review.

TCAM	Transmission Cost Adjustment Mechanism is a WPSC-approved tariff based on a formulaic approach that determines the recovery of Wyoming Electric's transmisson costs.
TCJA	Tax Cuts and Jobs Act enacted on December 22, 2017
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
Transmission Tie

South Dakota Electric owns 35% of a AC-DC-AC transmission tie that interconnects the Western and Eastern transmission grids, which are independently-operated transmission grids serving the western and eastern United States, respectively. Basin Electric Power Cooperative owns the remaining ownership percentage. This transmission tie allows us to buy and sell energy in the Eastern grid without having to isolate and physically reconnect load or generation between the two transmission grids, thus enhancing the reliability of our system. It accommodates scheduling transactions in both directions simultaneously, provides additional opportunities to sell excess generation or to make economic purchases to serve our native load and contract obligations, and enables us to take advantage of power price differentials between the two grids. The total transfer capacity of the tie is 400 MW, including 200 MW from West to East and 200 MW from East to West.

TSA	United States Department of Homeland Security’s Transportation Security Administration
Utilities	Black Hills’ Electric and Gas Utilities
VEBA	Voluntary Employee Benefit Association
VIE	Variable Interest Entity
WEIS	Western Energy Imbalance Service
Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential
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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, such as adverse macroeconomic conditions, global pandemics or severe weather events, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors.

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

Our Electric Utilities segment generates, transmits and distributes electricity to approximately 220,000 electric utility customers in Colorado, Montana, South Dakota and Wyoming. We also own and operate non-regulated power generation and mining assets that are vertically integrated into and primarily contracted to our Electric Utilities. Our Electric Utilities own 1,482 MW of generation and 9,024 miles of electric transmission and distribution lines.

Our Gas Utilities segment serves approximately 1,107,000 natural gas utility customers in Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming. Our Gas Utilities own and operate 4,713 miles of intrastate gas transmission pipelines and 42,222 miles of gas distribution mains and service lines, seven natural gas storage sites, more than 50,000 horsepower of compression and over 515 miles of gathering lines.

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

	As of December 31,
Retail Customers	2022	2021	2020
Residential	188,921	186,852	184,872
Commercial	30,404	30,326	30,225
Industrial	82	81	83
Other	1,024	1,010	1,017
Total Electric Retail Customers at End of Year	220,431	218,269	216,197

	As of December 31,
Retail Customers	2022	2021	2020
Colorado Electric	100,573	99,709	98,735
South Dakota Electric	75,169	74,509	73,700
Wyoming Electric	44,689	44,051	43,762
Total Electric Retail Customers at End of Year	220,431	218,269	216,197

Capacity and Demand. System Peak Demand for the Electric Utilities’ retail customers for each of the last three years are listed below:

	System Peak Demand (in MW)
	2022 (a)		2021		2020
	Summer	Winter	Summer	Winter	Summer	Winter
Colorado Electric	410	334	407	279	401	297
South Dakota Electric	403	355	397	299	378	304
Wyoming Electric	294	281	274	246	271	246

____________________

(a)
In December 2022, each of our Electric Utilities set new winter peak loads. In July 2022, South Dakota Electric and Wyoming Electric set new all-time and summer peak loads. See recent peak discussion in the Recent Developments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in this Annual Report on Form 10-K for additional information.

As of December 31, 2022, our Electric Utilities’ ownership interests in electric generating plants were as follows:

Unit	Fuel Type	Location	Ownership Interest % (d)	Owned Nameplate Capacity (MW)	In Service Date
Colorado Electric:
Busch Ranch I (a)	Wind	Pueblo, Colorado	50%	14.5	2012
Peak View (b) (c)	Wind	Pueblo, Colorado	100%	60.8	2016
Pueblo Airport Generation #1-2	Gas	Pueblo, Colorado	100%	200.0	2011
Pueblo Airport Generation CT #6	Gas	Pueblo, Colorado	100%	40.0	2016
AIP Diesel	Oil	Pueblo, Colorado	100%	10.0	2001
Diesel #1 and #3-5	Oil	Pueblo, Colorado	100%	8.0	1964
Diesel #1-5	Oil	Rocky Ford, Colorado	100%	10.0	1964
South Dakota Electric:
Cheyenne Prairie	Gas	Cheyenne, Wyoming	58%	58.0	2014
Corriedale (c)	Wind	Cheyenne, Wyoming	62%	32.5	2020
Wygen III	Coal	Gillette, Wyoming	52%	60.3	2010
Neil Simpson II	Coal	Gillette, Wyoming	100%	90.0	1995
Wyodak Plant	Coal	Gillette, Wyoming	20%	80.5	1978
Neil Simpson CT	Gas	Gillette, Wyoming	100%	40.0	2000
Lange CT	Gas	Rapid City, South Dakota	100%	40.0	2002
Ben French Diesel #1-5	Oil	Rapid City, South Dakota	100%	10.0	1965
Ben French CTs #1-4	Gas/Oil	Rapid City, South Dakota	100%	100.0	1977-1979
Wyoming Electric:
Cheyenne Prairie	Gas	Cheyenne, Wyoming	42%	42.0	2014
Cheyenne Prairie CT	Gas	Cheyenne, Wyoming	100%	40.0	2014
Corriedale (c)	Wind	Cheyenne, Wyoming	38%	20.0	2020
Wygen II	Coal	Gillette, Wyoming	100%	95.0	2008
Integrated Generation:
Wygen I	Coal	Gillette, Wyoming	76.5%	68.9	2003
Pueblo Airport Generation #4-5	Gas	Pueblo, Colorado	50.1% (e)	200.0	2012
Busch Ranch I (a)	Wind	Pueblo, Colorado	50%	14.5	2012
Busch Ranch II (c)	Wind	Pueblo, Colorado	100%	59.4	2019
Northern Iowa Windpower (c)	Wind	Joice, Iowa	100%	87.1	2019
Total MW Capacity				1,481.5

____________________

(a)
In 2013, Busch Ranch I was awarded a one-time cash grant in lieu of ITCs under the Section 1603 program created under the American Recovery and Reinvestment Act.
(b)
The PTCs for Peak View flow back to customers through a rider mechanism as a reduction to Colorado Electric’s margins.
(c)
This facility qualifies for PTCs at $26/MWh under IRC 45 during the 10-year period beginning on the date the facility was originally placed in service.
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

Our Electric Utilities’ power supply by resource as a percent of the total power supply for our energy needs for the years ended December 31 was as follows:

Power Supply	2022	2021	2020
Coal	35.1%	34.2%	40.3%
Natural Gas and Diesel Oil (a)	18.8%	24.4%	25.0%
Wind	11.4%	11.3%	8.8%
Total Generated	65.3%	69.9%	74.1%
Coal, Natural Gas, Oil and Other Market Purchases	29.6%	25.1%	21.1%
Wind Purchases	5.1%	5.0%	4.8%
Total Purchased	34.7%	30.1%	25.9%
Total	100.0%	100.0%	100.0%

____________________

(a)
The diesel-fueled generating units are generally used as supplemental peaking units. Power generated from these units, as a percentage of total power supply, was 0.0% for each of the years presented.

Our Electric Utilities’ weighted average cost of fuel utilized to generate electricity and the average price paid for purchased power (excluding contracted capacity) per MWh for the years ended December 31 were as follows:

Fuel and Purchased Power (dollars per MWh)	2022	2021	2020
Coal	$12.76	$11.55	$11.38
Natural Gas and Diesel Oil	37.09	33.65	8.59
Total Generated Weighted Average Fuel Cost	17.57	17.40	9.09
Coal, Natural Gas, Oil and Other Market Purchases	66.35	64.85	40.80
Wind Purchases	33.78	34.69	42.06
Total Purchased Power Weighted Average Cost	61.56	59.84	41.03
Total Weighted Average Fuel and Purchased Power Cost	$32.82	$30.17	$17.36

Purchased Power. We have executed various PPAs to support our Electric Utilities’ capacity and energy needs beyond our regulated power plants’ generation, which include long-term related party agreements with our non-regulated power generation businesses. See additional information in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Coal Mining. We own and operate a single coal mine through our WRDC subsidiary which is reported within our Electric Utilities segment. We surface mine, process and sell low-sulfur sub-bituminous coal at our mine located immediately adjacent to our Gillette energy complex in the Powder River Basin in northeastern Wyoming, where our five coal-fired power plants are located. We produced approximately 3.7 million tons of coal in 2022.

The mine provides low-sulfur coal directly to these five power plants via a conveyor belt system, minimizing transportation costs. The fuel can be delivered to our adjacent power plants at very cost competitive prices (i.e., $1.09 per MMBtu for year ended December 31, 2022) when compared to alternatives. Nearly all of the mine’s production is sold to our on-site generation facilities under long-term supply contracts.

As of December 31, 2022, we estimated our recoverable reserves to be approximately 174 million tons, based on a life-of-mine engineering study utilizing currently available drilling data and geological information prepared by internal engineering analyses. The recoverable reserve life is equal to approximately 47 years at the current production levels.

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

At December 31, 2022, our Electric Utilities owned the electric transmission and distribution lines shown below:

Utility	State	Transmission (a) (in Line Miles)	Distribution (in Line Miles)
Colorado Electric	Colorado	598	3,198
South Dakota Electric (b)	South Dakota, Wyoming	1,235	2,587
Wyoming Electric	Wyoming	59	1,347
		1,892	7,132

____________________

(a)
Electric transmission line miles include voltages of 69 kV and above.
(b)
South Dakota Electric transmission line miles include 43 miles within the Common Use System.

Material transmission services agreements are disclosed in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Seasonal Variations of Business. Our Electric Utilities are seasonal businesses and weather patterns may impact their operating performance. Demand for electricity is sensitive to seasonal cooling, heating and industrial load requirements, as well as market price. In particular, cooling demand is often greater in the summer and heating demand is often greater in the winter.

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

The independent power industry consists of many strong and capable competitors, some of which may have more extensive operations or greater financial resources than we possess. With respect to the merchant power sector, FERC has taken steps to increase access to the national transmission grid by utility and non-utility purchasers and sellers of electricity to foster competition within the wholesale electricity markets. Our non-regulated power generation businesses could face greater competition if utilities are permitted to robustly invest in power generation assets. Conversely, state regulations requiring utilities to competitively bid generation resources may provide opportunity for IPPs in some regions. To date, these initiatives have not had a material impact on our non-regulated power generation businesses.

Our mining business strategy is to sell nearly all of our production to on-site generation facilities under long-term supply contracts. Historically, any off-site sales have been to consumers within close proximity to the WRDC mine. Rail transport market opportunities for WRDC are limited due to the lower heating value (Btu) of the coal, combined with the fact that the WRDC mine is served by only one railroad, resulting in less competitive transportation rates. Additionally, coal competes with other energy sources, such as natural gas, wind, solar and hydropower. Costs and other factors relating to these alternative fuels, such as safety, environmental and availability considerations affect the overall demand for coal as a fuel.

Operating Statistics. See a summary of key operating statistics in the Electric Utilities segment operating results within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Gas Utilities

We conduct natural gas utility operations through our Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming subsidiaries. Our Gas Utilities transport and distribute natural gas through our distribution network to approximately 1,107,000 customers. Additionally, we sell contractual pipeline capacity and gas commodities to other utilities and marketing companies, including our affiliates, on an as-available basis.

We also provide non-regulated services to our regulated customers. Black Hills Energy Services provides natural gas supply to approximately 52,600 retail distribution customers under the Choice Gas Program in Nebraska and Wyoming. Additionally, we provide services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	As of December 31,
Retail Customers	2022	2021	2020
Residential	864,038	853,908	844,999
Commercial	85,203	84,234	83,135
Industrial	2,189	2,158	2,235
Transportation	155,685	153,929	152,568
Total Natural Gas Retail Customers at End of Year	1,107,115	1,094,229	1,082,937

	As of December 31,
Retail Customers	2022	2021	2020
Arkansas Gas	183,270	180,216	178,281
Colorado Gas	208,060	202,747	197,817
Iowa Gas	162,801	161,905	160,952
Kansas Gas	118,599	117,862	116,973
Nebraska Gas	301,007	298,832	296,778
Wyoming Gas	133,378	132,667	132,136
Total Natural Gas Retail Customers at End of Year	1,107,115	1,094,229	1,082,937

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

The following table summarizes certain information regarding our company-owned regulated underground gas storage facilities as of December 31, 2022:

	Working Capacity (Mcf)	Cushion Gas (Mcf)	Total Capacity (Mcf)	Maximum Daily Withdrawal Capability (Mcfd)
Arkansas Gas	9,273,700	13,433,040	22,706,740	196,000
Colorado Gas	2,361,495	6,164,715	8,526,210	30,000
Wyoming Gas	5,733,900	17,545,600	23,279,500	36,000
Total	17,369,095	37,143,355	54,512,450	262,000

The following table summarizes certain information regarding our system infrastructure as of December 31, 2022:

	Intrastate Gas Transmission Pipelines (in line miles)	Gas Distribution Mains (in line miles)	Gas Distribution Service Lines (in line miles)
Arkansas Gas	877	5,070	1,330
Colorado Gas	699	7,088	2,372
Iowa Gas	173	2,879	2,503
Kansas Gas	331	3,004	1,388
Nebraska Gas	1,317	8,558	2,796
Wyoming Gas	1,316	3,563	1,671
Total	4,713	30,162	12,060

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

Competition. We generally have limited competition for the retail distribution of natural gas in our service areas. Various restructuring and competitive initiatives have been discussed in several of the states in which our utilities operate. These initiatives are aimed at increasing competition. Additionally, electrification initiatives in our service territories could negatively impact demand for natural gas and decrease growth. To date, these initiatives have not had a material impact on our utilities. Although we face competition from independent marketers for the sale of natural gas to our industrial and commercial customers, in instances where independent marketers displace us as the seller of natural gas, we still collect fees for transporting the gas through our distribution network.

Operating statistics. See a summary of key operating statistics in the Gas Utilities segment operating results within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Utility Regulation Characteristics

Our Utilities are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•
State public utility commissions, which have jurisdiction over services and facilities, rates and charges, accounting, valuation of property, depreciation rates and various other matters;
•
the FERC, which oversees the acquisition and disposition of generation, transmission and other facilities, transmission of electricity and natural gas in interstate commerce, proposals to build and operate interstate natural gas pipelines and storage facilities, and wholesale purchases and sales of electric energy, among other things;
•
the NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts;
•
the EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws, in some cases delegating authority to state agencies. The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts;
•
the TSA, which regulates certain activities related to the safety and security of natural gas pipelines. In May and July 2021 the TSA issued security directives that included several new cybersecurity requirements for critical pipeline owners and operators; and
•
the PHMSA, which is responsible for administering the federal regulatory program to help ensure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines, including pipelines associated with natural gas storage, and develops regulations and other approaches to risk management to help ensure safety in design, construction, testing, operation, maintenance and emergency response of pipeline facilities.

Rates and Regulation

Our Utilities are subject to the jurisdiction of the public utility commissions in the states where they operate and the FERC for certain assets and transactions. These commissions oversee services and facilities, rates and charges, accounting, valuation of property, depreciation rates and various other matters. Rate decisions are influenced by many factors, including the cost of providing service, capital expenditures, the prudence of costs we incur, views concerning appropriate rates of return, general economic conditions and the political environment. Certain commissions also have jurisdiction over the issuance of debt or securities and the creation of liens on property located in their states to secure bonds or other securities.

The regulatory provisions for recovering the costs of service vary by jurisdiction. Our Utilities have cost recovery mechanisms that allow us to pass the prudently-incurred cost of natural gas, fuel and purchased power to customers. These mechanisms allow the utility operating in that state to collect or refund the difference between the cost of commodities and certain services embedded in our base rates and the actual cost of the commodities and certain services without filing a general rate review. In addition, some jurisdictions allow us to recover certain costs or earn a return on capital investments placed in service between base rate reviews through approved rider tariffs, such as energy efficiency plan costs and system safety and integrity investments. These tariffs allow the utility a return on the investment.

Electric Utilities

The following table provides regulatory information for each of our Electric Utilities:

Subsidiary	Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Regulatory Mechanisms	Percentage of Power Marketing Profit Shared with Customers

Colorado Electric (a)	CO	9.37%	7.43%	48%/52%	$539.6	1/2017	ECA, TCA, PCCA, EECR/DSM, RESA	90%
	CO	9.37%	6.02%	67%/33%	$57.9	1/2017	CACJA Adjustment Rider	N/A
South Dakota Electric	WY	9.90%	8.13%	47%/53%	$46.8	10/2014	ECA	65%
	SD	Global Settlement	7.76%	Global Settlement	$543.9	10/2014	ECA, TFA, EIA	70%
	FERC	10.80%	8.76%	43%/57%	$177.8 (b)	2/2009	FERC Transmission Tariff	N/A
Wyoming Electric (a) (c)	WY	9.75%	7.48%	48%/52%	$506.4	3/2023	PCA, EECR/DSM, Rate Base Recovery on Acquisition Adjustment, TCAM	N/A

____________________

(a)
For both Colorado Electric and Wyoming Electric, transmission investments are recovered through retail rates rather than FERC Transmission Tariffs. Effective September 1, 2022, a formulaic approach determines the revenue component of Colorado Electric's open access transmission tariff.
(b)
Includes $160.7 million in 2022 rate base for the 2022 Projected Common Use System formula rate that is updated annually and $17.1 million in rate base for the Transmission Tie that is based on the approved stated rate from 2005.
(c)
For additional information regarding recent rate review updates, see Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table summarizes the mechanisms we have in place for each of our Electric Utilities:

Cost Recovery Mechanisms
Electric Utility Jurisdiction	Environmental Cost	EECR/DSM	Transmission Expense	Fuel Cost	Transmission Capital	Purchased Power	RESA
Colorado Electric		☑	☑	☑	☑	☑	☑
South Dakota Electric (SD) (a)	☑		☑	☑	☑	☑
South Dakota Electric (WY) (b)		☑	☑	☑		☑
South Dakota Electric (FERC) (c)					☑
Wyoming Electric (d)		☑	☑	☑	☑	☑

____________________

(a)
South Dakota Electric’s EIA and TFA tariffs were suspended for a six-year moratorium period effective July 1, 2017. On January 7, 2020, South Dakota Electric received approval from the SDPUC to extend the 6-year moratorium period by an additional 3 years whereby these recovery mechanisms will not be effective prior to July 1, 2026.
(b)
South Dakota Electric has WPSC authorization to accumulate certain Energy Efficiency costs in a regulatory asset with determination of recovery to be made in the next rate review.
(c)
South Dakota Electric has an approved FERC Transmission Tariff based on a formulaic approach that determines the revenue component of South Dakota Electric’s open access transmission tariff.
(d)
Wyoming Electric has a WPSC-approved transmission tariff based on a formulaic approach that determines the recovery of Wyoming Electric's transmission costs.

Gas Utilities

The following table provides regulatory information for each of our Gas Utilities:

Subsidiary	Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Regulatory Mechanisms
Arkansas Gas (a)	AR	9.60%	6.20% (b)	55%/45%	$674.6 (c)	10/2022	GCA, Safety and Integrity Rider, EECR, Weather Normalization Adjustment, Billing Determinant Adjustment
Colorado Gas (a)	CO	9.20%	6.56%	50%/50%	$303.20	1/2022	GCA, SSIR, EECR/DSM
RMNG	CO	9.90%	6.71%	53%/47%	$118.70	6/2018	SSIR, Liquids/Off-system/Market Center Services Revenue Sharing
Iowa Gas (a)	IA	9.60%	6.75%	50%/50%	$300.90	1/2022	GCA, EECR, System Safety and Maintenance Adjustment Rider, Gas Supply Optimization revenue sharing
Kansas Gas (a)	KS	Global Settlement	Global Settlement	Global Settlement	Global Settlement	1/2022

GCA, Weather Normalization Tariff, Gas System Reliability Surcharge, Ad Valorem Tax Surcharge, Cost of Bad Debt Collected through GCA, Pension Levelized Adjustment, Tax Adjustment Rider, Gas Supply Optimization revenue sharing

Nebraska Gas (d)	NE	9.50%	6.71%	50%/50%	$504.20	3/2021

GCA, Cost of Bad Debt Collected through GCA, Infrastructure System Replacement Cost Recovery Surcharge, Choice Gas Program, SSIR, Bad Debt expense recovered through Choice Supplier Fee, Line Locate Surcharge, HEAT Program

Wyoming Gas (d)	WY	9.40%	6.98%	50%/50%	$354.40	3/2020	GCA, EECR, Rate Base Recovery on Acquisition Adjustment, Wyoming Integrity Rider, Choice Gas Program

____________________

(a)
For additional information regarding recent rate review updates, see Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
(b)
Arkansas Gas return on rate base is adjusted to remove certain liabilities from rate review capital structure for comparison with other subsidiaries.
(c)
Arkansas Gas rate base is adjusted to include certain liabilities for comparison with other subsidiaries.
(d)
The Choice Gas Program mechanisms are applicable to only a portion of Nebraska Gas and Wyoming Gas customers.

The following table summarizes the mechanisms we have in place for each of our Gas Utilities:

Gas Utility Jurisdiction	Cost Recovery Mechanisms
	EECR/DSM	Integrity Additions	Bad Debt	Weather Normal	Pension Recovery	Gas Cost (b)	Revenue Decoupling
Arkansas Gas	☑	☑		☑		☑	☑
Colorado Gas	☑	☑				☑
RMNG (a)		☑
Iowa Gas	☑	☑				☑
Kansas Gas		☑	☑	☑	☑	☑
Nebraska Gas		☑	☑			☑
Wyoming Gas	☑	☑				☑

____________________

(a)
RMNG, which is an intrastate transmission pipeline that provides natural gas transmission and wholesale services in western Colorado, has an SSIR mechanism which allows recovery of investments through December 31, 2021. The other cost recovery mechanisms are not applicable to RMNG.
(b)
All of our Gas Utilities, except where the Choice Gas Program is the only option, have GCAs that allow us to pass the prudently-incurred cost of gas and certain services through to the customer between rate reviews.

Recent Tariff Filings

See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding current regulatory activity.

FERC

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

PUHCA 2005 reiterated the definition and benefits of EWG status. Under PUHCA 2005, an EWG is an entity or generator engaged, directly or indirectly through one or more affiliates, exclusively in the business of owning, operating or both owning and operating all or part of one or more eligible facilities and selling electric energy at wholesale. Though EWGs are public utilities within the definition set forth in the Federal Power Act and are subject to FERC regulation of rates and charges, they are exempt from other FERC requirements. Through its subsidiaries, Black Hills Corporation is affiliated with three EWGs, Wygen I, Pueblo Airport Generation (facilities #4-5) and Northern Iowa Windpower. Each of these three EWGs have been granted market-based rate authority.

NERC

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

Pipeline Security

In May and July 2021, the TSA issued security directives in response to a ransomware attack on the Colonial Pipeline that occurred earlier in 2021 that included several new cybersecurity requirements for critical pipeline owners and operators. Among these requirements is the implementation of specific mitigation measures to protect against ransomware attacks and other known threats to information and operational technology systems; development and implementation of a cybersecurity contingency and recovery plan; and performance of a cybersecurity architecture design review. We have implemented several of these directives and are evaluating the potential effect of several others on our operations and facilities, as well as the potential cost of implementation, and will continue to monitor for any clarifications or amendments to these directives.

Gas Pipeline and Storage Integrity and Safety

We are subject to regulation by PHMSA, which requires the following for certain gas distribution and transmission pipelines and underground storage facilities: inspection and maintenance plans; integrity management programs, including the determination of pipeline integrity risks and periodic assessments on certain pipeline segments; an operator qualification program, which includes certain trainings; a public awareness program that provides certain information; and a control room management plan. If we fail to comply with applicable statutes and the PHMSA Office of Pipeline Safety’s rules and related regulations and orders, we could be subject to significant penalties and fines.

Environmental Matters

We have clean energy goals to reduce GHG emissions that are based on prudent and proven solutions while minimizing cost impacts to and ensuring safety of our customers. See more information in Key Elements of our Business Strategy within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

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

In July of 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for GHG reductions from coal-fired power plants. In a January 2021 decision, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. Four petitions for review of the D.C. Circuit’s opinion were subsequently granted by the U.S. Supreme Court on October 29, 2021, consolidated under West Virginia v. EPA et al. On June 30, 2022, the U.S. Supreme Court released its opinion in favor of West Virginia and aligned parties. The decision clarifies that there are limits on how the EPA may regulate GHGs absent further direction from the U.S. Congress. The court concluded that emission caps that would cause generation shifting from fossil-fuel-fired power plants to renewable energy facilities would require specific congressional authorization and that such authorization had not been given under the Clean Air Act. The decision by the U.S. Supreme Court may affect the EPA’s development of any new regulations to address CO2 emissions from coal- and natural gas-fired power plants; however, at this time, we cannot predict the impact of any such regulations or the decision by the U.S. Supreme Court on the results of operations, financial position, and liquidity. The EPA has indicated that it intends to issue a proposed rule in early 2023 with a new set of emission guidelines for states to follow in submitting state plans to establish and implement standards of performance for GHG emissions from existing fossil fuel-fired electric generating units. We will continue to monitor any related guidelines and rulemakings issued by the EPA or state regulatory authorities.

In February 2022, the EPA proposed the Good Neighbor Rule Provisions, which are part of the CSAPR framework and is intended to address ozone transport for the 2015 ozone NAAQS. The rule focuses on reductions of NOx, which is a precursor to ozone formation, for states that do not have an approved State Implementation Plan (SIP). On January 31, 2023, the EPA finalized a notice which disapproved 19 SIPs, partially disapproved two other SIPs and deferred action until December 2023 on two SIPs, which included Wyoming. The EPA action on January 31, 2023 was a necessary prerequisite for the EPA to finalize a proposed Good Neighbor Rule by the March 15, 2023 deadline. The EPA also released a new air quality modeling that indicated two states (including Wyoming), which were previously within scope of the Good Neighbor Rule, no longer exceeded the cross-state ozone emissions threshold. It is likely that the EPA will rely on this new air quality modeling as part of the final Good Neighbor Rule. Based on the new air quality modeling, Wyoming will not be required to purchase additional NOx allowances during the 2023 ozone season. Until the EPA takes action on Wyoming's SIP, which is anticipated in December 2023, we cannot determine our future CSAPR compliance costs or impacts on our operations, but they could be material. However, we anticipate that any costs incurred as a result of the proposed rule would be recoverable through our regulatory mechanisms.

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

Human Capital Resources

Overview

We are committed to supporting operational excellence by attracting, motivating, retaining and encouraging the development of a highly qualified and diverse employee team. Our employees’ drive and dedication to their work, and their commitment to the safety of our customers and their fellow employees, allows us to successfully grow and manage our business year over year.

Our Team	As of December 31, 2022	As of December 31, 2021
Total employees	2,982	2,884
Women in executive leadership positions (a)	33%	30%
Gender diversity (women as a % of total employees)	25%	26%
Represented by a union	25%	25%
Military veterans	11%	14%
Ethnic diversity (non-white employees as a % of total)	14%	12%

	For the year ended December 31, 2022	For the year ended December 31, 2021
Number of external hires	487	214
External hires gender diversity (as a % of total external hires)	30%	25%
External hires ethnic diversity (as a % of total external hires)	23%	20%
Turnover rate (b)	13%	11%
Retirement rate	3%	3%

____________________

(a)
Executive leadership positions are defined as positions with Vice President, Senior Vice President or Chief in their title.
(b)
Includes voluntary and involuntary separations but excludes internships.

Total Employees

Number of Employees
As of December 31, 2022
Electric Utilities	442
Gas Utilities	1,226
Corporate and Other	1,314
Total	2,982

At December 31, 2022, approximately 19% of our total employees and 21% of our Electric and Gas Utilities employees were eligible for retirement (age 55 with at least 5 years of service).

Collective Bargaining Agreements

At December 31, 2022, certain employees of our Electric Utilities and Gas Utilities were covered by the collective bargaining agreements as shown in the table below. We have not experienced any labor stoppages in decades.

Utility	Number of Employees	Union Affiliation	Expiration Date of Collective Bargaining Agreement
Colorado Electric	105	IBEW Local 667	April 15, 2023
South Dakota Electric	130	IBEW Local 1250	March 31, 2027
Wyoming Electric	35	IBEW Local 111	June 30, 2024
Total Electric Utilities	270

Iowa Gas	129	IBEW Local 204	January 31, 2026
Kansas Gas	18	Communications Workers of America, AFL-CIO Local 6407	December 31, 2024
Nebraska Gas	83	IBEW Local 244	March 13, 2025
Nebraska Gas	137	CWA Local 7476	October 30, 2023
Wyoming Gas	15	IBEW Local 111	June 30, 2024
Wyoming Gas	82	CWA Local 7476	October 30, 2023
Total Gas Utilities	464

Total	734

Attraction

Attracting talent to join our team is critical to our ability to serve over 1.3 million customers safely and efficiently. We continuously evaluate our recruitment strategies to determine their effectiveness to attract and build a high-performing, diverse workforce. Our diversity recruiting strategies support our efforts to attract qualified individuals with targeted efforts to reach underrepresented talent pools. Our internship program and our partnerships and participation in outreach programs with local schools and colleges attract students to careers in energy. Our commitment to equitable and inclusive hiring practices, including pay equity, further supports our vision of attracting, developing and retaining a high-performing workforce driven by improving life with energy.

Diversity & Inclusion

We believe in the benefits of diversity, equity and inclusion. We believe that a diverse workforce will assist us in executing our strategic business plans, including our growth strategy. Workforce diversity trends, which include gender and diverse new hires, promotions and turnover, are monitored at regular intervals throughout the year.

Development and Retention

Retaining and developing team members is critical to our continued success. Our retention efforts include competitive compensation programs, monitoring employee engagement, career development resources for all employees and internal training programs. Our compensation programs are designed to be strategically aligned, externally competitive, internally equitable, personally motivating, cost effective and legally compliant. We continuously monitor employee engagement through bi-annual engagement surveys and quarterly pulse surveys. Every leader is responsible for creating and implementing an action plan based on their team’s engagement survey results. Our career development resources include management onboarding, leadership development programs, mentoring programs, individual development assessments and more. Internal training opportunities include corporate-wide and specialized training opportunities for different job functions. Our Field Career Path Program (FCPP) promotes career growth through established standards of knowledge, skills, abilities and performance.

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

For the year ended December 31, 2022
Total Case Incident Rate (incidents per 200,000 hours worked)	1.39
Preventable Motor Vehicle Incident Rate (vehicle accidents per 1 million miles driven)	1.33
% of injuries reported within 1 day	90.8%

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

STRATEGIC RISK

Our continued success is dependent on execution of our business plan and growth strategy, including our capital investment program.

Our continued success depends, in significant part, on our ability to execute our strategic business plans, including our growth strategy. Our plans and strategy include building sustainable operations and supporting the Energy Transition; consistently outperforming utility industry averages in key safety metrics; modernizing utility infrastructure; transforming the customer experience; growing our electric and natural gas customer load; and pursuing operational efficiencies. Our current plans and strategy may be negatively impacted by disruptive forces and innovations in the marketplace, workforce capabilities, changing political, business or regulatory conditions and technology advancements.

In addition, we have significant capital investment programs planned for the next five years that are key to our strategic business plans. The successful execution of our capital investment program depends on, or could be affected by, a variety of factors that include, but are not limited to: availability of low cost capital to fund projects, weather conditions, effective management of projects, availability of qualified construction personnel including contractors, changes in commodity and other prices, impacts of supply chain disruptions on availability and cost of materials, governmental approvals and permitting, regulatory cost recovery and return on investment.

An inability to successfully and timely adapt to changing conditions and execute our strategic plans could materially affect our financial operating results including earnings, cash flow and liquidity.

REGULATORY, LEGISLATIVE AND LEGAL RISKS

We may be subject to unfavorable or untimely federal and state regulatory outcomes.

Our regulated Electric and Gas Utilities are subject to cost-of-service/rate-of-return regulation and earnings oversight from federal and eight state utility commissions. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our customer rates are regulated based on an analysis of our costs and investments, as reviewed and approved in regulatory proceedings. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our various regulatory authorities will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will result in full or timely recovery of our costs with a reasonable return on invested capital. In addition, adverse rate decisions, including rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, could be influenced by competitive, economic, political, legislative, public perception and regulatory pressures and adversely impact earnings, cash flow and liquidity.

Each of our Electric and Gas Utilities are permitted to recover certain costs (such as increased fuel and purchased power costs, including costs from certain severe weather events, or integrity capital investments) outside of a base rate review in order to stabilize customer rates and reduce regulatory lag. If regulators decide to discontinue these tariff-based recovery mechanisms, it could negatively impact earnings, cash flow and liquidity.

Costs could significantly increase to achieve or maintain compliance with existing or future environmental laws, regulations or requirements including those associated with climate change.

Our business segments are subject to numerous environmental laws and regulations affecting many aspects of present and future operations, including air emissions (i.e., SO2, NOx, volatile organic compounds, particulate matter and GHG), water quality, wastewater discharges, solid waste and hazardous waste.

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

There is significant uncertainty regarding if and when new climate legislation, regulations or administrative policies will be adopted to reduce or limit GHG and the impact any such regulations would have on us. New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, the closure or capacity reductions of coal-fired power generation facilities or conversion to natural gas, and potential increased production from our combined cycle natural gas-fired generating units. Additional rules and regulations associated with fossil fuels and GHG emissions could result in the impairment or retirement of some of our existing or future transmission, distribution, generation and natural gas storage facilities or our coal mine. Further, these rules could create the need to purchase or build clean-energy fuel sources to fulfill obligations to our customers. These actions could also result in increased operating costs which could adversely impact customers and our financial operating results including earnings, cash flow and liquidity. We cannot definitively estimate the effect of GHG legislation or regulation on our earnings, cash flow and liquidity.

Legislative and regulatory requirements may result in compliance penalties.

Business activities in the energy sector are heavily regulated, primarily by agencies of the federal government. Many agencies employ mandatory civil penalty structures for regulatory violations. The FERC, NERC, PHMSA, CFTC, EPA, OSHA, SEC, TSA and MSHA may impose significant civil and criminal penalties to enforce compliance requirements relative to our business, which could have a material adverse effect on our financial operating results including earnings, cash flow and liquidity.

Municipal governments may seek to limit or deny our franchise privileges.

Municipal governments within our utility service territories possess the power of condemnation and could establish a municipal utility within a portion of our current service territories by limiting or denying franchise privileges for our operations and exercising powers of condemnation over all or part of our utility assets within municipal boundaries. We regularly engage in negotiations on renewals of franchise agreements with our municipal governments. We have from time to time faced challenges or ballot initiatives on franchise renewals. To date, we have been successful in resolving or defending most of these challenges. Although condemnation is a process that is subject to constitutional protections requiring just and fair compensation, as with any judicial procedure, the outcome is uncertain. If a municipality sought to pursue this course of action, we cannot assure that we would secure adequate recovery of our investment in assets subject to condemnation. We also cannot quantify the impact that such action would have on the remainder of our business operations.

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

Our business, financial condition, results of operations and prospects may be materially adversely affected due to adverse results of litigation.

Material legal proceedings are summarized in Note 3 of Notes to Consolidated Financial Statement in this Annual Report on Form 10-K. Unfavorable resolution of legal or administrative proceedings in which we are involved or other future legal or administrative proceedings could have an adverse effect on our financial operating results, including earnings, cash flow and liquidity.

OPERATING RISKS

Failure to attract and retain an appropriately qualified workforce could have a negative impact on our operations and long-term business strategy.

Recent trends, such as higher turnover, a competitive and tight labor market and an aging workforce may lead to higher costs and increased risk of negative outcomes for safety, compliance, customer service, and operations. Our ability to transition and replace our retirement-eligible utility employees is a risk; at December 31, 2022, approximately 19% of our employees were eligible for retirement. Our ability to avoid or minimize supply interruptions, work stoppages and labor disputes is also a risk with approximately 25% of our employees represented by unions. Failure to hire and retain qualified employees, including the ability to transfer significant internal historical knowledge and expertise to new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce and maintain satisfactory collective bargaining agreements, safety, service reliability, customer satisfaction and our results of operations could be adversely affected.

Our plans and strategy include building sustainable operations and supporting the Energy Transition; consistently outperforming utility industry averages in key safety metrics; modernizing utility infrastructure; transforming the customer experience; growing our electric and natural gas customer load; and pursuing operating efficiencies. As part of our strategic plan, we will need to attract and retain personnel who are qualified to implement our strategy and may need to retrain or re-skill certain employees to support our long-term objectives.

The nature of our business subjects us to climate-related risk, stemming from both physical risk and transition risk of climate change, over varying time horizons.

Physical risks of climate change refer to risks to our facilities or operations that may result from changes in the physical climate, such as changes to temperature and weather patterns. Our utility businesses are seasonal businesses and weather conditions and patterns can have a material impact on our operating performance. To the extent weather conditions are affected by climate change, fluctuations in customers’ energy usage could be magnified. Climate change may lead to increased intensity and frequency of storms, resulting in increased likelihood of fire, wind and extreme temperature events. Severe weather events, such as snow and ice storms (e.g., Winter Storm Uri), fire, and strong winds could negatively impact our operations, including our ability to provide energy safely, reliably and profitably and our ability to complete construction, expansion or refurbishment of facilities as planned. Unmitigated impacts of climate change may intensify these events or increase the frequency of their occurrence. Over time, we may need to make additional investments to protect our facilities from physical risks of climate change.

Transition risks of climate change include changes to the energy systems as a result of new technologies, changing customer demand and/or expectations and voluntary GHG reduction goals, as well as local, state or federal regulatory requirements (discussed above) intended to reduce GHG emissions. Policies such as a carbon or methane tax could increase costs associated with fossil fuel usage, resulting in higher operating costs including costs of energy generation, construction, and transportation. Risks of the transition to a low-carbon economy could result in shrinking customer demand for fossil fuel-based energy sources. This could come from increased use of behind the meter technology, such as residential solar and storage. Risk of investor pressure over climate risk and/or ESG standards, activist campaigns against coal producers, employee preferences to work for sustainable companies and consumers preference for renewable energy could impact our reputation and overall access to capital and/or adequate insurance policies.

Supply chain challenges could negatively impact our operations.

We rely on various suppliers in our supply chain for the materials necessary to execute on our capital investment program that is key to our strategic business plans and to respond to a significant unplanned event such as a natural disaster. Our largest customers also rely on our supply chain and delays in critical materials could impact their ability to operate and grow as planned. Our supply chain, material costs, and capital investment program may be negatively impacted by:

•
Unanticipated price increases due to recent macroeconomic factors, such as inflation, including wage inflation, or rising demand for raw materials associated with the Energy Transition; and
•
Supply restrictions beyond our control or the control of our suppliers such as disruption of the freight system (e.g. railroad labor union strikes), increased environmental threats from weather-related disasters, rising demand for raw materials associated with the Energy Transition and/or geopolitical unrest (e.g. Russian invasion of Ukraine).

An inability to successfully manage challenges in our supply chain network could materially affect our financial operating results including earnings, cash flow and liquidity.

Cyberattacks, terrorism, or other malicious acts targeting our key technology systems could disrupt our operations or lead to a loss or misuse of confidential and proprietary information.

To effectively operate our business, we rely upon a sophisticated electronic control system, information and operation technology systems and network infrastructure to generate, distribute and deliver energy, and collect and retain sensitive information including personal information about our customers and employees. Cyberattacks, terrorism or other malicious acts targeting electronic control systems could result in a full or partial disruption of our electric and/or natural gas operations. Attacks targeting other key technology systems, including our third-party vendors’ information systems, could further add to a full or partial disruption of our operations. Recent geopolitical conflicts (e.g. Russia's invasion of Ukraine) have increased the risk of cyberattack. Any disruption of these operations could result in a loss of service to customers and associated revenues, as well as significant expense to repair damages and remedy security breaches. In addition, any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others. We maintain cyber risk insurance to mitigate a portion, but not all, of these risks and losses.

As discussed in Utility Regulation Characteristics above, in 2021 the TSA issued security directives that included several new cybersecurity requirements for critical pipeline owners and operators. Such directives or other requirements may require expenditure of significant additional resources to respond to cyberattacks, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to comply with such government regulations or failure in our cybersecurity protective measures may result in enforcement actions that may have a material adverse effect on our business, results of operations and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.

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
•
Inherent dangers. Electricity and natural gas can be dangerous to employees and the general public. Failures of or contact with power lines, natural gas pipelines or service facilities and equipment may result in fires, explosions, property damage and personal injuries, including death. While we maintain liability and property insurance coverage, such policies are subject to certain limits and deductibles. The occurrence of any of these events may not be fully covered by our insurance;
•
Weather, natural conditions and disasters including impacts from climate change (discussed above);
•
Acts of sabotage, terrorism or other malicious attacks. Damage to our facilities due to deliberate acts could lead to outages or other adverse effects;
•
Equipment and processes. Breakdown or failure of equipment or processes, unavailability or increased cost of equipment, and performance below expected levels of output or efficiency could negatively impact our results of operations;
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
•
Supply chain challenges (discussed above);
•
Workforce capabilities and labor relations (discussed above); and
•
Public opposition. Opposition by members of public or special-interest groups could negatively impact our ability to operate our businesses.

Any of these risks described above could damage our reputation and public confidence. These risks could also cause us to incur significant costs or be unable to deliver energy and/or operate below expected capacity levels, which in turn could reduce revenues or cause us to incur higher operating and maintenance costs and penalties. While we maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance and our rights under contracts, warranties or performance guarantees may not be timely or adequate to cover lost revenues, increased expenses, liability or liquidated damage payments.

Our operations are subject to various conditions that can result in fluctuations in customer usage, including customer growth and general economic conditions in our service territories, weather conditions, and responses to price increases and technological improvements.

Our results of operations and cash flows are affected by the demand for electricity and natural gas, which can vary greatly based upon:

•
Fluctuations in customer growth and general economic conditions in our service territories. Customer growth and energy use can be negatively impacted by population declines as well as adverse economic factors in our service territories, including recession, inflation, workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. Our utility businesses are impacted by economic cycles and the competitiveness of the commercial and industrial customers we serve. Any economic downturn, inflation, disruption of financial markets, or reduced incentives by state government for economic development could adversely affect the financial condition of our customers and demand for their products or services. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills.
•
Weather conditions. Our utility businesses are seasonal businesses and weather conditions and patterns can have a material impact on our operating performance. Demand for electricity is typically greater in the summer and winter months associated with cooling and heating, respectively. Demand for natural gas depends heavily upon winter-weather patterns throughout our service territory and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our utility operations have historically generated lower revenues, income and cash flows when weather conditions are cooler than normal in the summer and warmer than normal in the winter. Demand for natural gas is also impacted by summer weather patterns that are cooler than normal and provide higher than normal precipitation; both of which can reduce natural gas demand for irrigation. Unusually mild summers and winters, therefore, could have an adverse effect on our financial operating results, including earnings, cash flow and liquidity.
•
Our customers' focus on energy conservation. Customer growth and usage may be impacted by the voluntary reduction in consumption of electricity and natural gas by our customers in response to increases in prices and energy efficiency programs, electrification initiatives that could negatively impact the demand for natural gas, economic conditions (i.e., inflation, recession) impacting customers’ disposable income and the use of distributed generation resources or other emerging technologies. Continued technological improvements may make customer and third-party distributed generation and energy storage systems, including fuel cells, micro-turbines, wind turbines, solar cells and batteries, more cost effective and feasible for our customers. If more customers utilize their own generation, demand for energy from us could decline. Such developments could affect the price of energy and delivery of energy, require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives.

Each of these factors described above could materially affect demand for electricity and natural gas which would impact our financial operating results including earnings, cash flow and liquidity.

If macroeconomic or other conditions adversely affect operations or require us to make changes to our strategic business plan, we may be forced to record a non-cash goodwill impairment charge.

We had approximately $1.3 billion of goodwill on our consolidated balance sheets as of December 31, 2022. If we make changes in our strategic business plan and growth strategy, or if macroeconomic or other conditions adversely affect operations in any of our businesses, we may be forced to record a non-cash impairment charge. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including: future business operating performance, changes in macroeconomic conditions including recession, inflation and interest rates, changes in our regulatory environment, industry-specific market conditions, changes in business operations, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of either or both of our operating segments, which may result in an impairment charge. See additional information in “Critical Accounting Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Widespread public health crises and epidemics or pandemics could negatively affect our business operations, results of operations, financial condition and cash flows.

We are subject to the impacts of widespread public health crises, epidemics and pandemics, including, but not limited to, impacts on the global, national or local economies, capital and credit markets, our workforce, customers and suppliers. There is no assurance that our businesses will be able to operate without material adverse impacts depending on the nature of the public health crisis, epidemic or pandemic. The ultimate severity, duration and impact of public health crises, epidemics and pandemics cannot be predicted. Additionally, there is no assurance that vaccines, or other treatments, are or will be widely available or effective, or that the public will be willing to participate, in an effort to contain the spread of disease. Actions taken in response to such crises by federal, state and local government or regulatory agencies may adversely affect our financial operating results including earnings, cash flow and liquidity.

FINANCIAL RISKS

A sub-investment grade credit rating could impact our ability to access capital markets.

Our senior unsecured debt rating is Baa2 (Stable outlook) by Moody’s; BBB+ (Stable outlook) by S&P; and BBB+ (Stable outlook) by Fitch. Reduction of our investment grade credit ratings could impair our ability to refinance or repay our existing debt and complete new financings on reasonable terms. A credit rating downgrade, particularly to sub-investment grade, could also result in counterparties requiring us to post additional collateral under existing or new contracts. In addition, a ratings downgrade would increase our interest expense under some of our existing debt obligations, including borrowings under our credit facilities, potentially significantly increasing our cost of capital and other associated operating costs which may not be recoverable through existing regulatory rate structures and contracts with customers.

We may be unable to obtain financing on reasonable terms needed to refinance debt, fund planned capital expenditures or otherwise execute our operating strategy.

Our ability to execute our operating strategy is highly dependent upon our access to capital. Historically, we have addressed our liquidity needs (including funds required to make scheduled principal and interest payments, refinance debt, pay dividends and fund working capital and planned capital expenditures) with operating cash flow, borrowings under credit facilities, proceeds of debt and equity offerings and proceeds from asset sales. Our ability to access capital markets and the costs and terms of available financing depend on many factors, including changes in our credit ratings, general macroeconomic conditions which may drive changes in interest rates and cause volatility in our stock price, changes in the federal or state regulatory environment affecting energy companies and volatility in commodity prices.

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

Additionally, our exchange-traded futures contracts are subject to futures margin posting requirements. To the extent we are unable to meet these requirements, this could have a significant impact on our business by reducing our ability to execute derivative transactions to reduce commodity price uncertainty and to protect cash flows. Requirements to post collateral may cause significant liquidity issues by reducing our ability to use cash for investment or other corporate purposes or may require us to increase our level of debt. Further, a requirement for our counterparties to post collateral could result in additional costs being passed on to us, thereby decreasing our profitability.

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

Our ability to obtain insurance, as well as the cost of such insurance, could be impacted by developments affecting the insurance industry and the financial condition of insurers. Additionally, insurance providers could deny coverage or decline to extend coverage under the same or similar terms that are presently available to us. A loss for which we are not adequately insured could materially affect our financial results. The coverage we currently have in place may not apply to a particular loss, or it may not be sufficient to cover all liabilities to which we may be subject, including liability and losses associated with wildfires, natural gas and storage field explosions, cyber-security breaches, environmental hazards and natural disasters.

Market performance or changes in key valuation assumptions could require us to make significant unplanned contributions to our pension plan and other postretirement benefit plans.

Assumptions related to interest rates, expected return on investments, mortality and other key actuarial assumptions have a significant impact on our funding requirements and the expense recognized related to our pension and other postretirement benefit plans. An adverse change to key assumptions associated with our defined benefit retirement plans may require significant unplanned contributions to the plans which could adversely affect our financial operating results including earnings, cash flow and liquidity. See Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further information

Costs associated with our healthcare plans and other benefits could increase significantly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Linden R. Evans, age 60, has been President and Chief Executive Officer since January 1, 2019, President and Chief Operating Officer from 2016 through 2018, and President and Chief Operating Officer - Utilities from 2004 through 2015. Mr. Evans served as the Vice President and General Manager of our former communication subsidiary in 2003 and 2004, and Associate Counsel from 2001 to 2003. Mr. Evans has 21 years of experience with the Company.

Brian G. Iverson, age 60, has been Senior Vice President, General Counsel and Chief Compliance Officer since August 26, 2019. He served as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary from February 1, 2019 to August 26, 2019, Senior Vice President, General Counsel and Chief Compliance Officer from 2016 to February 2019, Senior Vice President - Regulatory and Governmental Affairs and Assistant General Counsel from 2014 to 2016, Vice President and Treasurer from 2011 to 2014, Vice President - Electric Regulatory Services from 2008 to 2011 and as Corporate Counsel from 2004 to 2008. Mr. Iverson has 19 years of experience with the Company.

Erik D. Keller, age 59, joined the Company as Senior Vice President and Chief Information Officer on July 27, 2020. Prior to joining the company, he was an Information Technology consultant to Ontic Inc., a global provider of parts and services for legacy aerospace platforms, from January 2020 to July 2020, and Chief Information Officer for BBA Aviation, a global aviation support and aftermarket services provider, from February 2012 to January 2020.

Richard W. Kinzley, age 57, has been Senior Vice President and Chief Financial Officer since 2015. He served as Vice President - Corporate Controller from 2013 to 2014, Vice President - Strategic Planning and Development from 2008 to 2013, and as Director of Corporate Development from 2000 to 2008. Mr. Kinzley has 23 years of experience with the Company. As previously announced, Mr. Kinzley intends to retire in mid-2023 He will continue to serve in his current position until March 31, 2023, after which Kimberly F. Nooney, the Company’s Vice President, Treasurer, will succeed Mr. Kinzley and Mr. Kinzley will continue as Senior Vice President until his retirement to provide for a reasonable transition period.

Jennifer C. Landis, age 48, has been Senior Vice President - Chief Human Resources Officer since February 1, 2017. She served as Vice President of Human Resources from April 2016 through January 2017, Director of Corporate Human Resources and Talent Management from 2013 to April 2016, and Director of Organization Development from 2008 to 2013. Ms. Landis has 21 years of experience with the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BKH. As of January 31, 2023, we had 3,403 common shareholders of record and 70,195 beneficial owners, representing all 50 states, the District of Columbia and 6 foreign countries.

COMPARATIVE STOCK PERFORMANCE

The following performance graph compares the cumulative total stockholder return from Black Hills Corporation common stock, as compared with the S&P 500 Index, S&P 500 Utilities index, and our Performance Peer Group for the past five years. The graph assumes an initial investment of $100 on December 31, 2017, and assumes all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance. The information in this "Comparative Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

	Years ended December 31,
	2017	2018	2019	2020	2021	2022
Black Hills Corporation	$100.00	$107.97	$138.83	$112.34	$133.55	$137.65
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Utilities	100.00	104.11	131.54	132.18	155.53	157.97
Performance Peer Group (a)	100.00	103.67	130.41	128.89	150.96	152.70

____________________

(a)
Performance Peer Group represents the Edison Electric Institute Index, which was used in our 2022 Proxy Statement filed with the SEC on March 17, 2022.

DIVIDENDS

For information concerning dividends, our dividend policy and factors that may limit our ability to pay dividends, see “Key Elements of our Business Strategy” and “Liquidity and Capital Resources” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

UNREGISTERED SECURITIES ISSUED

There were no unregistered securities sold during 2022.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 12 in this Annual Report on Form 10-K for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains monthly information about our acquisitions of equity securities for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	2	$67.73	—	—
November 1, 2022 - November 30, 2022	294	$64.75	—	—
December 1, 2022 - December 31, 2022	10,035	$68.87	—	—
Total	10,331	$68.75	—	—

____________________

(a)
Shares were acquired under the share withholding provisions of the Amended and Restated 2015 Omnibus Incentive Plan for payment of taxes associated with the vesting of various equity compensation plans.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a customer-focused energy solutions provider with a mission of Improving Life with Energy for more than 1.3 million customers and 800+ communities we serve. Our vision to be the Energy Partner of Choice directs our strategy to invest in the safety, sustainability and growth of our eight-state service territory, including Arkansas, Colorado, Iowa, Kansas, Montana, Nebraska, South Dakota and Wyoming, and to meet our essential objective of providing safe, reliable and cost-effective electricity and natural gas.

We conduct our business operations through two operating segments: Electric Utilities and Gas Utilities. Certain unallocated corporate expenses that support our operating segments are presented as Corporate and Other. We conduct our utility operations under the name Black Hills Energy predominantly in rural areas of the Rocky Mountains and Midwestern states. We consider ourself a domestic electric and natural gas utility company.

We have provided energy and served customers for 139 years, since the 1883 gold rush days in Deadwood, South Dakota. Throughout our history, the common thread that unites the past to the present is our commitment to serve our customers and communities. By being responsive and service focused, we can help our customers and communities thrive while meeting rapidly changing customer expectations.

A critical component of our strategy involves sustainable operations and supporting the Energy Transition. How we operate our company for the social good has never been more important. We are committed to cleaner energy and a low carbon future, integrating the Energy Transition and more renewable energy into our overall strategy and decision making. In addition, we are committed to a more sustainable future by better managing our impacts to the planet, whether that is water usage, recycling, biodiversity, or other important measures, and remaining focused on our human capital through diversity and inclusion.

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

Key Elements of our Business Strategy

Modernize and operate utility infrastructure to provide customers with safe, reliable, cost-effective electric and natural gas service. Our utilities own and operate large electric and natural gas infrastructure systems with a geographic footprint that spans nearly 1,600 miles. Our Electric Utilities own and operate 1,482 MW of generation capacity and 9,024 miles of transmission and distribution lines and our Gas Utilities own and operate approximately 47,000 miles of natural gas transmission and distribution pipelines.

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

To meet our electric customers’ continued expectations of high levels of reliability, a key strength of the Company, our Electric Utilities utilize an integrity program to ensure the timely repair and replacement of aging infrastructure. In alignment with this program, in November 2021, Wyoming Electric announced its Ready Wyoming electric transmission expansion initiative. The 260-mile, multi-phase transmission expansion project will provide customers long-term price stability and greater flexibility as power markets develop in the Western States. On October 11, 2022, the WPSC approved a CPCN submitted by Wyoming Electric to construct the transmission expansion project. Construction of the project is expected to take place in multiple phases or segments from 2023 through 2025 and will interconnect South Dakota Electric’s and Wyoming Electric’s transmission systems.

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

As of December 31, 2022, we estimate our five-year capital investment to be approximately $3.5 billion, with most of that investment targeted toward upgrading existing utility infrastructure supporting customer and community growth needs, and complying with safety requirements. Our actual 2022 and forecasted capital expenditures for the next five years from 2023 through 2027 are as follows (in millions). Minor differences may result due to rounding.

	Actual (a)	Forecasted
Capital Expenditures By Segment:	2022	2023	2024	2025	2026	2027
(in millions)
Electric Utilities	$243	$212	$348	$268	$184	$163
Gas Utilities	349	386	452	412	393	444
Corporate and Other	5	17	19	20	19	18
Incremental projects (b)	-	-	-	-	104	75
Total	$598	$615	$819	$700	$700	$700

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

•
The lower-risk profile of rate-based generation assets contributes to stronger credit ratings which, in turn, can benefit both customers and investors by lowering the cost of capital; and

•
Investors are provided a long-term and stable return on their investment.

Integrated Generation: Our Electric Utilities segment also includes a power generation business that owns non-regulated generating facilities that are contracted through long-term power purchase agreements with our electric utilities. Our power generation business has an experienced staff with significant expertise in planning, building and operating power plants. This team also provides shared services to our Electric Utilities’ generation facilities, resulting in efficient management of all of the Company’s generation assets. Our power generation business competitively bids for energy and capacity through requests for proposals by our Electric Utilities for energy resources necessary to serve customers. This business can bid competitively due to construction expertise, fuel supply advantages and by co-locating new plants at our existing Electric Utilities’ energy complexes, reducing infrastructure and operating costs. All power plants within this business, except Northern Iowa Windpower, are contracted to our Electric Utilities under long-term contracts and are located at our utility-generating complexes, including Busch Ranch, Pueblo Airport Generation, and the Gillette, Wyoming energy complex, and are physically integrated into our Electric Utilities’ operations.

Generation Fuel Supply: Our generating facilities are strategically located close to energy hubs that help reduce fuel supply costs. Our Colorado and Wyoming gas-fired generating facilities are located close to major natural gas energy hubs that provide trading liquidity and transparent pricing. Due to their location in the resource rich areas of Colorado and Wyoming, natural gas supply to fuel our gas-fired generation can be sourced at competitive prices. Our coal-fired power plants, all located at the Gillette energy complex in northeastern Wyoming, are supplied by our adjacent coal mine. We operate and own majority interests in four of the five power plants and own 20% of the fifth power plant. Our coal mine provides approximately 3.7 million tons of low-sulfur coal directly to these power plants via a conveyor belt system, minimizing transportation costs. The fuel can be delivered to our adjacent power plants at very cost competitive prices (i.e., $1.09 per MMBtu for year ended December 31, 2022) when compared to alternatives. Nearly all the mine’s production is sold to these on-site generation facilities under long-term supply contracts. Approximately one-half of our production is sold under cost-plus contracts with affiliates. A small portion of the mine’s production is sold to off-site industrial customers and delivered by truck.

Supporting the Energy Transition by proactively integrating alternative and renewable energy into our utility energy supply while mitigating customer rate impacts. In November 2020, we announced clean energy goals to reduce GHG emissions intensity for our Electric Utilities by 40% by 2030 and 70% by 2040 and achieve GHG reductions of 50% by 2035 for our Gas Utilities. Our goals are compared to a 2005 baseline. Electric Utility goals include Scope 1 emissions from electric utility generating units and Scope 3 emissions from purchased power for sales. Our Gas Utilities goal includes Scope 1 emissions from distribution system main and service lines. On August 31, 2022, we announced a new "Net Zero by 2035" target for our Gas Utilities, which doubles the previous target of a 50% reduction by 2035 and expands the scope of the goal to all Scope 1 sources of methane emissions on our distribution system. Net Zero will be achieved through pipeline material and main replacements, advanced leak detection, third-party damage reduction, expanding the use of RNG and hydrogen, and utilizing carbon credit offsets.

Since 2005, we have reduced GHG emissions intensity from our Gas Utilities distribution system mains and services by more than 33% and achieved a one-third reduction from our Electric Utilities (a nearly 10% reduction since announcing our goal in 2020 for our Electric Utilities). We have plans in place today, without reliance on future technologies, to achieve our corporate climate goals calling for a 40% reduction in greenhouse gas emissions intensity from our electric utility operations by 2030 and 70% by 2040. Additionally, our Electric Utilities have reduced nitrogen oxide and sulfur dioxide emissions by more than 75% since 2005. Colorado Electric has achieved a nearly 50% reduction in GHG emissions since 2005 and is on track to reach the State of Colorado’s 80% carbon reduction goal by 2030. Our goals are based on prudent and proven solutions to reduce our emissions while minimizing cost impacts to our customers. This keeps our customers at the forefront of our decision-making, which is central to our values.

More of our customers, particularly our larger customers, are demanding cleaner sources of energy to meet their sustainability goals. In addition, there is more interest from consumers, regulators and legislators to increase the use of renewable and other alternative energy sources. To support this interest:

•
We created the Renewable Ready program for South Dakota Electric and Wyoming Electric customers. In support of this program, we created and received approvals for new, voluntary renewable energy tariffs to serve certain commercial, industrial and governmental customer requests for renewable energy resources. To meet the renewable energy commitments under the new tariffs, in November 2020, we completed construction and placed into service the Corriedale wind project, a 52.5 MW wind energy project near Cheyenne, Wyoming.

•
In June 2021, South Dakota Electric and Wyoming Electric submitted an IRP to the SDPUC and WPSC. The IRP outlines a range of options for the two electric utilities over a 20-year planning horizon to meet long-term forecasted energy needs while strengthening reliability and resiliency of the grid. The analysis focused on the least-cost resource needs to best meet customers’ future peak energy needs while maintaining system flexibility and achieving the Company’s generation emissions reduction goals. The IRP’s preferred options for South Dakota Electric in the near-term planning period through 2026 are the addition of 100 MW of renewable generation, the conversion of Neil Simpson II to natural gas in 2025 and consideration of up to 10 MW of battery storage.

•
On January 13, 2023, Colorado Electric submitted a unanimous settlement for its Clean Energy Plan filed May 25, 2022, with the CPUC. If approved, the plan would add approximately 400 MW of new clean energy resources needed to reduce carbon emissions 80% by 2030. A final decision from the CPUC is expected in the first quarter of 2023.

Many states have enacted, and others are considering, mandatory renewable energy standards, requiring utilities to meet certain thresholds of renewable energy generation. In addition, some states have either enacted or are considering legislation setting GHG emission reduction targets. Federal legislation for renewable energy standards and GHG emission reductions has been considered and may be implemented in the future. Mandates for the use of renewable energy or the reduction of GHG emissions will likely drive the need for significant investment in our Electric Utilities and Gas Utilities segments. These mandates will also likely increase prices for electricity and/or natural gas for our utility customers. As a regulated utility, we are responsible for providing safe, reliable and cost-effective sources of energy to our customers. Accordingly, we employ a customer-focused strategy for complying with standards and regulations that balances our customers’ rate concerns with environmental considerations and administrative and legislative mandates. We attempt to strike this balance by prudently and proactively incorporating renewable energy into our resource supply, while seeking to minimize the magnitude and frequency of rate increases for our utility customers.

Inflation Reduction Act

The IRA, signed into law by President Biden on August 16, 2022, features $370 billion in spending and tax incentives on clean energy provisions. Most notably, the IRA includes provisions that extend and expand the production and investment tax credits for wind and solar; include energy storage, EVs, RNG, and carbon capture and sequestration; and allow for the transferability of clean energy tax credits on existing and qualifying new facilities. We see the IRA as generally supportive of our Energy Transition strategy and as having the potential to drive increased value for our customers and shareholders. We are still evaluating the impacts of the IRA provisions on our future capital projects.

Explore opportunities as an energy solutions provider. Another strategic initiative is to grow our business through creative energy solutions with new customers and partnerships. We see value creation by recruiting new customers and expanding existing partnerships with data centers and blockchain opportunities; exploring energy markets such as RTOs; and expanding our transmission capabilities. A few recent examples of our initiatives to grow our business through creative solutions include:

•
In 2022, Wyoming Electric entered into two new PPAs with third parties to purchase up to 106 MW of wind energy and up to 150 MW of solar energy, upon construction of new renewable generation facilities (to be owned by third parties) which are expected to be completed by the end of 2023. The renewable energy from these PPAs will be used to serve our expanding partnerships with data centers.

•
We have supported enabling legislation in Wyoming for the growing blockchain businesses while implementing our own BCIS Tariff to serve these customers. In June 2022, Wyoming Electric completed its first agreement, a five-year agreement to deliver up to 45 MW with an option to expand service up to 75 MW to a new customer in Cheyenne, Wyoming, under this Tariff. Energy will be sourced through the electric energy market and delivered through our Electric Utilities’ infrastructure. Under the agreement, the customer will be responsible for costs of service, and the load will be interruptible to prioritize the needs of Wyoming Electric’s existing retail customers.

•
During the first quarter of 2022, Colorado Electric agreed to join SPP’s WEIS Market. On September 26, 2022, South Dakota Electric and Wyoming Electric also agreed to join the WEIS Market. South Dakota Electric and Wyoming Electric will join Colorado Electric in integrating into the WEIS Market in April 2023 and expects to continue studying long-term solutions for joining or developing an organized wholesale market. The expansion allows the utilities to participate in a real-time market.

Additionally, we are pursuing two important initiatives in the form of sustainable energy solutions for electric vehicles and RNG. These two programs support our near-term sustainable strategy and contribute to the achievement of our aspirational greenhouse gas emissions reduction goals.

•
Electric Vehicles: We expect EV market share to increase over the next one to three years, commensurate with a significant uptick in vehicle range and product offerings and marked decrease in EV purchase prices. In addition to future load growth opportunities, we are investigating behind-the-meter solutions for customers. In January 2022, the CPUC approved a transportation electrification plan for Colorado Electric including the implementation of EV and charger rebates and EV rates.

•
Renewable Natural Gas: In 2021, we developed a voluntary RNG and carbon offset program to help our residential and small business natural gas customers offset up to 100% or more of the emissions associated with their own natural gas usage. In 2022, we filed for approval to launch these programs in three of our states, receiving regulatory approval for the program from both the KCC and the NPSC in Q4 2022. We intend to begin offering the program to customers in 2023, as well as completing additional regulatory filings with commissions in our other natural gas states.

Our teams are also evaluating multiple RNG investment opportunities and exploring value generation with our natural gas storage assets. We also continue to expand our RNG interconnections, with six projects actively injecting RNG into our natural gas system. In 2022, we created a new non-regulated business, BHERR, which will drive new growth by investing capital into infrastructure assets that provide a pathway for RNG to enter the market. BHERR builds on our expertise and experience in both RNG and natural gas asset operations, and aligns with market demand and the path to a cleaner energy future.

Execute disciplined capital allocation and explore small strategic opportunities. We are planning a disciplined capital investment program of approximately $600 million during the next year to improve our cash flows and reduce our debt to total capitalization ratio. By carefully managing capital, we plan to continue to strengthen our balance sheet and enhance our liquidity. With this goal in mind, we will continue to evaluate smaller scale acquisitions of private utility infrastructure systems and small municipal systems that can be easily incorporated into our existing utility systems.

Deliver a competitive total return to investors and maintain an investment grade credit rating. We are proud of our track record of annual dividend increases for shareholders. 2022 represented our 52nd consecutive year of increasing dividends. In January 2023, our Board of Directors declared a quarterly dividend of $0.625 per share, equivalent to an annual dividend of $2.50 per share. We intend to continue our record of annual dividend increases with a targeted dividend payout ratio of 55% to 65% of net income.

We require access to the capital markets to fund our planned capital investments or acquire strategic assets that support prudent and earnings-accretive business growth. We have demonstrated our ability to cost-effectively access the debt and equity markets, while maintaining our investment-grade issuer credit rating.

Recent Developments

Macroeconomic Trends

We are monitoring adverse macroeconomic trends including potential recession, inflationary pressures on the prices of commodities, materials, outside services and employee costs; supply chain constraints; rising interest rates and a competitive and tight labor market. To date, we have experienced moderate net impacts from these trends. However, if current macroeconomic conditions continue or deteriorate in 2023, adverse impacts to our businesses may be magnified.

Higher commodity energy costs continue to have an effect on customer bills and deferred energy costs. Our utilities have regulatory mechanisms that allow them to pass prudently incurred costs of energy through to the customer, which mitigates our exposure. Customer billing rates are adjusted periodically to reflect changes in our cost of energy. As a result of increased customer billings, we incurred higher bad debt expense.

Higher deferred energy costs and rising interest rates have led to increased interest expense and increased short-term variable rate borrowings, which include our Revolving Credit Facility and CP Program. However, the increased interest expense for the year ended December 31, 2022 was limited since 88% of our debt at December 31, 2022, is fixed rate debt. Rising discount rates and recent capital markets volatility had a limited impact to the unfunded status of the BHC Pension Plan when compared to the prior year.

We are proactively managing increased costs of materials and supply chain disruptions to achieve our forecasted capital investment targets. To support our 2023 capital investment program, we have contracted materials for the majority of our largest forecasted projects. We continue to forecast multi-year key material requirements with suppliers to enhance predictable material availability, challenge vendor price increases to ensure best value and cost transparency and invest in our distribution network to ensure the safety and continuity of our system. We have also evaluated each of our forecasted projects and will prioritize depending on future constraints. Project delays may occur if costs rise significantly or if materials are not available.

Inflationary pressures and supply chain constraints have increased our operating expenses, which included higher outside services expenses (i.e., consulting and contractor rates), materials expenses and vehicle expenses driven by higher fuel prices.

We are faced with increased competition for employee and contractor talent in the current labor market. To date, we have seen a limited net increase in total employee costs due to increased employee and contractor costs related to attraction and retention of talent mostly offset by workforce attrition.

More detailed discussion of the future uncertainties can be found in Item 1A - Risk Factors.

Business Segment Highlights and Corporate Activity

Electric Utilities

•
See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent rate review activity for Wyoming Electric.

•
See Key Elements of our Business Strategy section above for discussion of recent developments related to Ready Wyoming, Wyoming Electric's BCIS tariff, Colorado Electric's Clean Energy Plan filing, and the Electric Utilities joining the WEIS Market.

•
In December 2022, each of our Electric Utilities set new winter peak loads:

•
On December 22, 2022, Colorado Electric set a new winter peak load of 334 MW, surpassing the previous winter peak of 313 MW set in October 2018.

•
On December 21, 2022, South Dakota Electric set a new winter peak load of 355 MW, surpassing the previous winter peaks of 327 MW set on January 5, 2022 and 326 MW set in February 2021.

•
On December 21, 2022, Wyoming Electric set a new winter peak load of 281 MW, surpassing the previous peaks of 263 MW set on November 17, 2022, 262 MW set on February 23, 2022, 252 MW set on January 5, 2022 and 247 MW set in December 2019.

•
In December 2022, WRDC entered into a new agreement with PacifiCorp, effective January 1, 2023, to continue as the sole supplier of coal (fuel) to the Wyodak Plant through December 31, 2026 with a one-year extension option to December 31, 2027. Pricing and other terms of the new fuel supply agreement are similar to the previous contract which ended December 31, 2022.

•
In July 2022, South Dakota Electric and Wyoming Electric both set new all-time and summer peak loads:

•
On July 21, 2022, Wyoming Electric set a new all-time and summer peak load of 294 MW, surpassing the previous peaks of 288 MW set on July 18, 2022, 282 MW set on June 13, 2022 and 274 MW set in July 2021.

•
On July 18, 2022, South Dakota Electric set a new all-time and summer peak load of 403 MW, surpassing the previous summer peak of 397 MW set in July 2021.

Gas Utilities

•
See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent rate review activity for Arkansas Gas and RMNG.

•
See Key Elements of our Business Strategy section above for discussion of recent developments related to our Gas Utilities' voluntary RNG and carbon offset programs.

Corporate and Other

•
On April 13, 2022, a jury awarded $41 million for claims made by GT Resources, LLC (“GTR”) against BHC and two of its subsidiaries (Black Hills Exploration and Production, Inc. and Black Hills Gas Resources, Inc.), which ceased oil and natural gas operations in 2018 as part of BHC’s decision to exit the exploration and production business. The claims involved a dispute over a 2.3-million-acre concession award in Costa Rica that was acquired by a BHC subsidiary in 2003. We believe we have meritorious defenses to the verdict and have appealed the verdict. See additional information in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Results of Operations

Our discussion and analysis for the year ended December 31, 2022 compared to 2021 is included herein. For discussion and analysis for the year ended December 31, 2021 compared to 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 15, 2022.

Segment information does not include intercompany eliminations and all amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Operating income (loss):
Electric Utilities	$214,258	$202,676	$210,974
Gas Utilities	244,160	211,157	215,889
Corporate and Other	(3,174)	(4,404)	1,440
Operating Income	455,244	409,429	428,303

Interest expense, net	(160,989)	(152,404)	(143,470)
Impairment of investment	—	—	(6,859)
Other income (expense), net	1,708	1,404	(2,293)
Income tax (expense)	(25,205)	(7,169)	(32,918)
Net income	270,758	251,260	242,763
Net income attributable to non-controlling interest	(12,371)	(14,516)	(15,155)
Net income available for common stock	$258,387	$236,744	$227,608

Total earnings per share of common stock, Diluted	$3.97	$3.74	$3.65

2022 Compared to 2021

The variance to the prior year included the following:

•
Electric Utilities’ operating income increased $12 million primarily due to increased rider revenues, prior year impacts related to the Wygen I unplanned outage and Colorado Electric’s TCJA-related bill credits to customers, increased transmission services revenue and off-system excess energy sales partially offset by higher operating expenses and lower pricing on the new Wygen I PPA;
•
Gas Utilities’ operating income increased $33 million primarily due to new rates and rider recovery, favorable weather, carrying costs on our Winter Storm Uri regulatory asset, prior year Black Hills Energy Services Winter Storm Uri costs, customer growth partially offset by higher operating expenses;
•
Corporate and Other expenses decreased $1.2 million primarily due to an allocation of a 2020 employee cost true-up in the first quarter of 2021, which was offset in our business segments;
•
Interest expense increased $8.6 million due to higher interest rates on higher short-term debt balances;
•
Income tax expense increased $18 million driven by higher pre-tax income and a higher effective tax rate primarily due to prior year tax benefits from Colorado Electric and Nebraska Gas TCJA-related bill credits and decreased flow-through tax benefits driven by prior year repairs and gain deferral partially offset by tax benefits from various state tax rate changes; and
•
Net income attributable to non-controlling interest decreased $2.1 million due to lower net income from Black Hills Colorado IPP primarily driven by lower fired-engine hours and a planned outage.

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

Electric Utilities

Operating results for the years ended December 31 for the Electric Utilities were as follows (in thousands):

	2022	2021	2022 vs 2021 Variance	2020	2021 vs 2020 Variance

Revenue:
Electric - regulated	$852,141	$800,747	$51,394	$699,712	$101,035
Other - non-regulated	48,021	41,511	6,510	39,145	2,366
Total revenue	900,162	842,258	57,904	738,857	103,401

Fuel and Purchased Power:
Electric - regulated	261,726	244,504	17,222	136,374	108,130
Other - non-regulated	4,558	3,514	1,044	2,198	1,316
Total fuel and purchased power	266,284	248,018	18,266	138,572	109,446

Electric Utility margin (non-GAAP)	633,878	594,240	39,638	600,285	(6,045)

Operations and maintenance	283,654	260,036	23,618	265,679	(5,643)
Depreciation and amortization	135,966	131,528	4,438	123,632	7,896
Total operating expenses	419,620	391,564	28,056	389,311	2,253

Operating income	$214,258	$202,676	$11,582	$210,974	$(8,298)

2022 Compared to 2021

Electric Utility margin increased over the prior year as a result of:

(in millions)
New rates and rider recovery	$11.2
Prior year TCJA-related bill credits (a)	9.3
Prior year Wygen I unplanned outage	8.5
Transmission services and off-system excess energy sales	7.6
Integrated Generation (b)	5.7
Weather	3.2
Retail load growth	1.2
Lower pricing on new Wygen I PPA	(8.5)
Other	1.4
$39.6

(a)
In February 2021, Colorado Electric delivered TCJA-related bill credits to its customers. These bill credits were offset by a reduction in income tax expense and resulted in a minimal impact to Net income.
(b)
Primarily driven by favorable market pricing on contracts and off-system sales.

Operations and maintenance expense increased due to $10.3 million of higher generation-related expenses primarily due to higher fuel and materials costs and increased royalties on higher mining revenues, $4.5 million of higher outside services expenses primarily driven by higher contractor and consultant rates, $3.4 million of increased property taxes due to an expiration of an abatement and a higher asset base driven by recent capital expenditures, $3.4 million of higher cloud computing licensing costs, and $1.1 million of increased bad debt expense primarily attributable to higher customer billings.

Depreciation and amortization increased primarily due to higher asset base driven by prior and current year capital expenditures.

Operating Statistics

	Revenue (in thousands)			Quantities Sold (MWh)
For the year ended December 31,	2022	2021	2020	2022	2021	2020

Residential	$246,651	$244,589	$221,530	1,513,092	1,494,028	1,477,515
Commercial	277,981	275,998	239,166	2,087,800	2,075,690	1,974,043
Industrial	166,374	149,040	131,154	1,912,529	1,751,344	1,794,795
Municipal	20,497	19,092	16,860	159,248	162,903	158,222
Subtotal Retail Revenue - Electric	711,503	688,719	608,710	5,672,669	5,483,965	5,404,575
Contract Wholesale	25,869	16,128	17,847	654,016	574,137	492,637
Off-system/Power Marketing Wholesale	48,578	41,682	15,511	643,189	638,923	437,288
Other (a)	66,191	54,218	57,644	—	—	—
Total Regulated	852,141	800,747	699,712	6,969,874	6,697,025	6,334,500
Non-Regulated (b)	48,021	41,511	39,145	293,026	269,558	258,399
Total Revenue and Quantities Sold	900,162	842,258	738,857	7,262,900	6,966,583	6,592,899
Other Uses, Losses or Generation, net (c)				450,010	475,280	406,422
Total Energy				7,712,910	7,441,863	6,999,321

(a)
Primarily related to transmission revenues from the Common Use System.
(b)
Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Electric Revenue (in thousands)			Quantities Sold (MWh)
For the year ended December 31,	2022	2021	2020	2022	2021	2020
Colorado Electric	$321,113	$302,896	$252,094	2,439,954	2,574,016	2,243,034
South Dakota Electric	335,211	319,362	280,431	2,626,175	2,389,407	2,363,776
Wyoming Electric	197,673	180,413	169,179	1,903,745	1,733,602	1,727,690
Integrated Generation	46,166	39,587	37,153	293,026	269,558	258,399
Total Revenue and Quantities Sold	$900,162	$842,258	$738,857	7,262,900	6,966,583	6,592,899

	For the year ended December 31,
Quantities Generated and Purchased by Fuel Type (MWh)	2022	2021	2020
Generated:
Coal	2,708,804	2,546,926	2,817,846
Natural Gas and Oil	1,454,164	1,817,133	1,753,568
Wind	875,843	842,616	614,236
Total Generated	5,038,811	5,206,675	5,185,650
Purchased:
Coal, Natural Gas, Oil and Other Market Purchases	2,280,776	1,866,382	1,478,536
Wind	393,323	368,806	335,135
Total Purchased	2,674,099	2,235,188	1,813,671
Total Generated and Purchased	7,712,910	7,441,863	6,999,321

	For the year ended December 31,
Quantities Generated and Purchased (MWh)	2022	2021	2020
Generated:
Colorado Electric	474,401	412,127	265,552
South Dakota Electric	1,889,981	1,980,660	1,901,009
Wyoming Electric	905,796	883,596	851,522
Integrated Generation	1,768,633	1,842,377	2,085,042
Total Generated	5,038,811	5,118,760	5,103,125
Purchased:
Colorado Electric	1,005,446	1,027,728	714,139
South Dakota Electric	826,392	563,603	489,457
Wyoming Electric	757,191	643,857	610,075
Integrated Generation	85,070	87,915	82,525
Total Purchased	2,674,099	2,323,103	1,896,196

Total Generated and Purchased	7,712,910	7,441,863	6,999,321

	For the year ended December 31,
Degree Days	2022		2021		2020
	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	5,551	9%	5,023	(11)%	5,103	(9)%
South Dakota Electric	7,495	6%	6,819	(5)%	6,910	(3)%
Wyoming Electric	7,051	3%	6,702	(6)%	6,771	(5)%
Combined (a)	6,518	6%	5,974	(7)%	6,056	(6)%

Cooling Degree Days:
Colorado Electric	1,362	9%	1,245	39%	1,384	54%
South Dakota Electric	814	27%	827	30%	682	7%
Wyoming Electric	701	47%	604	74%	594	71%
Combined (a)	1,040	18%	973	40%	985	41%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	For the year ended December 31,
Contracted generating facilities availability by fuel type (a)	2022	2021	2020
Coal (b)	91.5%	86.7%	94.3%
Natural gas and diesel oil	96.1%	95.5%	84.6%
Wind	93.7%	95.8%	95.1%
Total availability	94.4%	93.2%	89.2%

Wind Capacity Factor	34.7%	34.0%	31.8%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)
2021 included planned outages at Neil Simpson II, Wygen II, and Wygen III and unplanned outages at Wygen I, Neil Simpson II and Wyodak Plant.

Gas Utilities

Operating results for the years ended December 31 for the Gas Utilities were as follows (in thousands):

	2022	2021	2022 vs 2021 Variance	2020	2021 vs 2020 Variance
Revenue:
Natural gas - regulated	$1,584,634	$1,051,610	$533,024	$900,637	$150,973
Other - non-regulated services	84,456	73,255	11,201	74,033	(778)
Total revenue	1,669,089	1,124,865	544,224	974,670	150,195

Cost of natural gas sold:
Natural gas - regulated	942,148	480,293	461,855	347,611	132,682
Other - non-regulated services	22,960	14,445	8,515	7,034	7,411
Total cost of natural gas sold	965,108	494,738	470,370	354,645	140,093

Gas Utility margin (non-GAAP)	703,982	630,127	73,855	620,025	10,102

Operations and maintenance	345,143	314,810	30,333	303,577	11,233
Depreciation and amortization	114,679	104,160	10,519	100,559	3,601
Total operating expenses	459,822	418,970	40,852	404,136	14,834

Operating income	$244,160	$211,157	$33,003	$215,889	$(4,732)

2022 Compared to 2021

Gas Utility margin increased over the prior year as a result of:

(in millions)
New rates and rider recovery	$30.0
Weather	18.5
Carrying costs on Winter Storm Uri regulatory asset (a)	17.9
Prior year Black Hills Energy Services Winter Storm Uri costs (b)	8.2
Customer growth and increased usage per customer	3.7
Mark-to-market on non-utility natural gas commodity contracts	(3.3)
Other	(1.1)
$73.9

(a)
In certain jurisdictions, we have commission approval to recover carrying costs on Winter Storm Uri regulatory assets which offset increased interest expense. Additionally, the carrying costs accrued during the year ended December 31, 2022 included a one-time, $10.3 million true-up to reflect commission authorized rates. See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.
(b)
Black Hills Energy Services offers fixed contract pricing for non-regulated gas supply services to our regulated natural gas customers. The increased cost of natural gas sold during Winter Storm Uri was not recoverable through a regulatory mechanism.

Operations and maintenance expense increased due to $11.6 million of higher outside services and materials expenses driven primarily by higher contractor and consultant fees, $5.0 million of increased bad debt expense primarily attributable to higher customer billings, $4.6 million of higher cloud computing licensing costs, $3.2 million of higher property taxes driven by a higher asset base on recent capital expenditures, $2.1 million of higher vehicle expense driven by higher fuel costs, $1.6 million of higher employee-related expenses and $1.2 million increased travel and training expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by prior and current year capital expenditures.

Operating Statistics

	Revenue (in thousands)			Quantities Sold and Transported (Dth)
	For the year ended December 31,			For the year ended December 31,
	2022	2021	2020	2022	2021	2020

Residential	$940,201	$613,475	$527,518	66,915,630	60,080,805	61,962,171
Commercial	398,585	242,115	193,017	32,362,343	29,091,657	28,784,319
Industrial	63,035	33,368	24,014	7,667,231	6,260,235	6,881,354
Other	8,693	3,816	582	—	—	—
Total Distribution	1,410,514	892,774	745,131	106,945,204	95,432,697	97,627,844

Transportation and Transmission	174,120	158,836	155,506	160,917,802	154,570,280	149,062,476

Total Regulated	1,584,634	1,051,610	900,637	267,863,006	250,002,977	246,690,320

Non-regulated Services (a)	84,456	73,255	74,033	—	—	—

Total Revenue and Quantities Sold	$1,669,089	$1,124,865	$974,670	267,863,006	250,002,977	246,690,320

(a)
Includes Black Hills Energy Services and non-regulated services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	Revenue (in thousands)			Quantities Sold and Transported (Dth)
	For the year ended December 31,			For the year ended December 31,
	2022	2021	2020	2022	2021	2020

Arkansas Gas	$311,239	$218,497	$184,849	32,282,324	31,478,303	28,572,621
Colorado Gas	320,890	208,019	186,085	34,343,485	32,247,042	32,077,083
Iowa Gas	283,938	171,673	137,982	40,883,742	38,022,801	36,824,548
Kansas Gas	191,392	121,603	101,118	38,630,944	34,475,799	33,732,897
Nebraska Gas	384,823	273,361	246,381	85,050,323	81,035,572	80,202,783
Wyoming Gas	176,807	131,712	118,255	36,672,188	32,743,460	35,280,388
Total Revenue and Quantities Sold	$1,669,089	$1,124,865	$974,670	267,863,006	250,002,977	246,690,320

	For the year ended December 31,
	2022		2021		2020
Heating Degree Days	Actual	Variance From Normal	Actual	Variance From Normal	Actual	Variance From Normal
Arkansas Gas (a)	3,844	2%	3,565	(12)%	3,442	(15)%
Colorado Gas	6,325	4%	5,866	(11)%	6,068	(8)%
Iowa Gas	7,037	7%	6,239	(8)%	6,504	(4)%
Kansas Gas (a)	4,968	7%	4,508	(8)%	4,648	(5)%
Nebraska Gas	6,220	4%	5,599	(9)%	5,853	(5)%
Wyoming Gas	7,644	12%	7,074	(7)%	7,289	(4)%
Combined (b)	6,536	5%	5,948	(8)%	6,038	(6)%

(a)
Arkansas and Kansas have weather normalization mechanisms that mitigate the weather impact on Gas Utility margins.
(b)
Heating degree days are calculated based on a weighted average of total customers by state excluding Kansas due to its weather normalization mechanism. Arkansas Gas is partially excluded based on the weather normalization mechanism in effect from November through April.

Corporate and Other

Corporate and Other operating results for the years ended December 31 were as follows (in thousands):

(in thousands)	2022	2021	2022 vs 2021 Variance	2020	2021 vs 2020 Variance

Operating income (loss)	$(3,174)	$(4,404)	$1,230	$1,440	$(5,844)

2022 Compared to 2021

The variance in Operating income (loss) was primarily due to an allocation of a 2020 employee cost true-up in the first quarter of 2021, which was offset in our business segments.

Consolidated Interest Expense, Impairment of Investment, Other Income (Expense) and Income Tax Benefit (Expense)

(in thousands)	2022	2021	2022 vs 2021 Variance	2020	2021 vs 2020 Variance

Interest expense, net	$(160,989)	$(152,404)	$(8,585)	$(143,470)	$(8,934)
Impairment of investment	—	—	—	(6,859)	6,859
Other income (expense), net	1,708	1,404	304	(2,293)	3,697
Income tax (expense)	(25,205)	(7,169)	(18,036)	(32,918)	25,749

2022 Compared to 2021

Interest expense, net

The increase in Interest expense, net was due to higher interest rates on higher short-term debt balances. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

Other income (expense), net

Other income (expense), net was comparable to the prior year primarily due to lower costs for our non-qualified benefit plans which were driven by market performance mostly offset by a prior year recognition of death benefits from Company-owned life insurance and higher non-service pension costs primarily driven by a higher discount rate.

Income tax benefit (expense)

Income tax expense increased due to higher pre-tax income and a higher effective tax rate. For the year ended December 31, 2022, the effective tax rate was 8.5% compared to 2.8% in 2021. The higher effective tax rate was primarily due to $10 million of prior year tax benefits from Colorado Electric TCJA-related bill credits to customers (which were offset by reduced revenue) and $5.4 million decreased flow-through tax benefits driven by prior year repairs and gain deferral partially offset by $4.0 million of current year tax benefits from various state rate changes, and $1.8 million of increased tax benefits from federal PTCs driven by a current year PTC rate increase (inflation adjustment). See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

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

The following table provides an informational summary of our financial position as of December 31 (dollars in thousands):

Financial Position Summary	2022	2021
Cash and cash equivalents	$21,430	$8,921
Restricted cash and equivalents	$5,555	$4,889
Notes payable	$535,600	$420,180
Current maturities of long-term debt	$525,000	$—
Long-term debt (a)	$3,607,340	$4,126,923
Stockholders’ equity	$2,994,913	$2,787,094

Ratios
Long-term debt ratio (b)	55%	60%
Total debt ratio (c)	61%	62%

(a)
Carrying value of long-term debt is net of deferred financing costs.
(b)
Long-term debt as a percentage of long-term debt and stockholders' equity combined.
(c)
Total debt (notes payable, current maturities of long-term debt and long-term debt) as a percentage of total debt and stockholders' equity combined.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the years ended December 31 (in thousands):

Operating Activities:

	2022	2021	2022 vs. 2021	2020	2021 vs. 2020
Cash earnings (net income plus non-cash adjustments)	$566,392	$527,705	$38,687	$549,092	(21,387)
Changes in certain operating assets and liabilities:
Accounts receivable and other current assets	(259,851)	(78,877)	$(180,974)	(8,088)	(70,789)
Accounts payable and accrued liabilities	89,405	10,660	78,745	24,659	(13,999)
Regulatory assets and liabilities	203,869	(524,220)	728,089	(15,753)	(508,467)
	33,423	(592,437)	625,860	818	(593,255)
Contributions to defined benefit pension plans	—	—	—	(12,700)	12,700
Other operating activities	(15,014)	167	(15,181)	4,653	(4,486)
Net cash provided by (used in) operating activities	$584,801	$(64,565)	$649,366	$541,863	$(606,428)

2022 Compared to 2021

Cash earnings (income from continuing operations plus non-cash adjustments) were $39 million higher than prior year primarily due to increased Electric and Gas Utility margins due to new rates and rider revenues and prior year impacts from Winter Storm Uri.

Net inflows from changes in certain operating assets and liabilities were $626 million higher than prior year, primarily attributable to:

•
Cash inflows increased by approximately $728 million primarily as a result of changes in our regulatory assets and liabilities primarily driven by prior year incremental fuel, purchased power and natural gas costs due to Winter Storm Uri and current year recovery of a portion of Winter Storm Uri incremental and carrying costs from customers;

•
Cash outflows increased by approximately $181 million primarily as a result of changes in accounts receivable and other current assets driven by increased revenue due to higher commodity prices and colder weather and increased purchases of natural gas in storage;

•
Cash inflows increased by approximately $79 million as a result of changes in accounts payable and other current liabilities driven by payment timing related to natural gas and power purchases and other working capital requirements;

Cash outflows increased $15.2 million from other operating activities primarily due to higher cloud computing licensing costs, increased payments on settled commodity derivatives and higher preliminary survey charges.

Investing Activities:

	2022	2021	2022 vs. 2021	2020	2021 vs. 2020
Capital expenditures	$(604,365)	$(677,492)	$73,127	$(767,404)	$89,912
Other investing activities	485	13,262	(12,777)	5,740	7,522
Net cash provided by (used in) investing activities	$(603,880)	$(664,230)	$60,350	$(761,664)	$97,434

2022 Compared to 2021

Capital expenditures of approximately $604 million in 2022 compared to $677 million in 2021. Lower current year expenditures are driven by lower programmatic safety, reliability and integrity spending at our Gas and Electric Utilities; and

Cash inflows decreased $13 million for other investing activities which was primarily driven by prior year sales of transmission assets and facilities, none of which were individually material.

Financing Activities:

	2022	2021	2022 vs. 2021	2020	2021 vs. 2020
Dividends paid on common stock	$(156,723)	$(145,023)	$(11,700)	$(135,439)	$(9,584)
Common stock issued	90,044	118,979	(28,935)	99,278	19,701
Short-term and long-term debt borrowings, net	115,420	777,704	(662,284)	275,943	501,761
Distributions to non-controlling interests	(17,418)	(15,749)	(1,669)	(15,839)	90
Other financing activities	931	(4,045)	4,976	(7,061)	3,016
Net cash provided by (used in) financing activities	$32,254	$731,866	$(699,612)	$216,882	$514,984

2022 Compared to 2021

Net cash provided by financing activities decreased $700 million primarily due to prior year financing activities related to Winter Storm Uri.

CAPITAL RESOURCES

Short-term Debt

Revolving Credit Facility and CP Program

We have a $750 million Revolving Credit Facility that matures on July 19, 2026, with two one-year extension options (subject to consent from lenders). This facility includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment. We also have a $750 million, unsecured CP Program that is backstopped by the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility and the CP Program, either individually or in the aggregate, cannot exceed $750 million.

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

Utility Money Pool

As a utility holding company, we are required to establish a cash management program to address lending and borrowing activities between our utilities and the Company. We have established utility money pool agreements which address these requirements. These agreements are on file with the FERC and appropriate state regulators. Under the utility money pool agreements, our utilities may, at their option, borrow and extend short-term loans to our other utilities at market-based rates. While the utility money pool may borrow funds from the Company (as ultimate parent company), the money pool arrangement does not allow loans from our utility subsidiaries to the Company (as ultimate parent company) or to non-regulated affiliates.

Long-term Debt

For information on our long-term debt, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Covenant Requirements

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of December 31, 2022. See additional information in Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Equity

Shelf Registration

We have a shelf registration statement on file with the SEC under which we may issue, from time to time, senior debt securities, subordinated debt securities, common stock, preferred stock, warrants and other securities. Although the shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, certain covenants in our financing arrangements and restrictions imposed by federal and state regulatory authorities. The shelf registration expires in August 2023. Our articles of incorporation authorize the issuance of 100 million shares of common stock and 25 million shares of preferred stock. As of December 31, 2022, we had approximately 66 million shares of common stock outstanding and no shares of preferred stock outstanding.

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

Future Financing Plans

We will continue to assess debt and equity needs to support our capital investment plans and other strategic objectives. We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, the issuance of common stock under our ATM program or in an opportunistic block trade. In the first quarter of 2023, we plan to re-finance a portion of our short-term borrowings into long-term debt. We also plan to re-finance our $525 million, 4.25%, senior unsecured notes due November 30, 2023, at or before maturity date. Additionally, we plan to renew our ATM and shelf registration at or before shelf expiration in August 2023.

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

The following table represents the credit ratings, outlook and risk profile of BHC at December 31, 2022:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable

(a)
On August 26, 2022, S&P reported BBB+ rating and maintained a Stable outlook.
(b)
On December 20, 2022, Moody's reported our Baa2 rating and maintained a Stable outlook.
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

The following table represents the credit ratings of South Dakota Electric at December 31, 2022:

Rating Agency	Senior Secured Rating
S&P (a)	A
Fitch (b)	A

(a)
On March 31, 2022, S&P reported A rating.
(b)
On October 6, 2022, Fitch reported A rating.

We do not have any trigger events (i.e. an acceleration of repayment of outstanding indebtedness, an increase in interest costs, or the posting of additional cash collateral) tied to our stock price and have not executed any transactions that require us to issue equity based on our credit ratings.

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

Our historical capital expenditures by reportable segment are shown in Note 16 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Repayments of Indebtedness

For information relating to repayments of our short- and long-term debt and associated interest payments, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Defined Benefit Pension Plan

We have one defined benefit pension plan, the Black Hills Retirement Plan (Pension Plan). The unfunded status of the Pension Plan is defined as the amount the projected benefit obligation exceeds the plan assets. The unfunded status of the Pension Plan is $35 million as of December 31, 2022, compared to $20 million as of December 31, 2021. The increase in the unfunded status of the Pension Plan was primarily driven by an increase in the discount rate. We do not have required contributions and we do not expect to make contributions to our Pension Plan in 2023. See further information in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

On January 25, 2023, our Board of Directors declared a quarterly dividend of $0.625 per share, equivalent to an annual dividend rate of $2.50 per share. The table below provides our dividends paid (in thousands), dividend payout ratio and dividends paid per share for the three years ended December 31:

	2022	2021	2020
Common Stock Dividends Paid	$156,723	$145,023	$135,439
Dividend Payout Ratio	61%	61%	60%
Dividends Per Share	$2.41	$2.29	$2.17

Our three-year compound annualized dividend growth rate was 5.5%.

Collateral Requirements

Our Utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions and the amounts owed by or to the counterparty. At December 31, 2022, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts. The cash collateral we were required to post at December 31, 2022 was not material. See Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Guarantees

We provide various guarantees, which represent off-balance sheet commitments, supporting certain of our subsidiaries under specified agreements or transactions. For more information on these guarantees, see Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas which require management’s judgment in selecting among available GAAP alternatives. We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. We continue to closely monitor the macroeconomic environment and related impacts on our critical accounting estimates including, but not limited to, collectability of customer receivables, recoverability of regulatory assets, impairment risk of goodwill and long-lived assets, and contingent liabilities. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from our estimates and to the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following accounting estimates are the most critical in understanding and evaluating our reported financial results. We have reviewed these critical accounting estimates and related disclosures with our Audit Committee.

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

As of December 31, 2022 and 2021, we had total regulatory assets of $653 million and $797 million, respectively, and total regulatory liabilities of $519 million and $503 million, respectively. See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units and determining the fair value of the reporting unit. We have determined that the reporting units for goodwill impairment testing are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which the CODM regularly reviews the operating results. We estimate the fair value of our reporting units using a combination of an income approach, which estimates fair value based on discounted future cash flows, and a market approach, which estimates fair value based on market comparables within the utility and energy industries. These valuations require significant judgments, including, but not limited to: 1) estimates of future cash flows, based on our internal five-year business plans and adjusted as appropriate for our view of market participant assumptions, with long range cash flows estimated using a terminal value calculation; 2) estimates of long-term growth rates for our businesses; 3) the determination of an appropriate weighted-average cost of capital or discount rate; and 4) the utilization of market information such as recent sales transactions for comparable assets within the utility and energy industries. Varying by reporting unit, weighted average cost of capital in the range of 6.9% to 7.0% and long-term growth rate projections of 1.75% were utilized in the goodwill impairment test performed as of October 1, 2022. Although 1.75% was used for a long-term growth rate projection, the short-term projected growth rate is higher with planned recovery of capital investments through rider mechanisms and rate reviews. Under the market approach, we estimate fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, we add a reasonable control premium when calculating fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants.

At October 1, 2022, fair value exceeded the carrying value at all reporting units. However, the Gas Utilities reporting unit’s fair value exceeded its carrying value by less than 10% and could be at risk for impairment if adverse macroeconomic conditions persist or deteriorate. The decrease in the fair value cushion of the Gas Utilities reporting unit when compared to the prior year was primarily due to an increase in the weighted average cost of capital.

The estimates and assumptions used in our impairment assessments are based on available market information and we believe they are reasonable. However, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

For the years ended December 31, 2022, 2021, and 2020, there were no impairment losses recorded. At December 31, 2022, the fair value exceeded the carrying value at all reporting units.

See Item 1A - Risk Factors and Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

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

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed, but not limited to, the following market risks:

•
Commodity price risk associated with our retail natural gas services, wholesale electric power marketing activities and fuel procurement for several of our gas-fired generation assets. Market fluctuations may occur due to unpredictable factors such as the COVID-19 pandemic, weather (e.g. Winter Storm Uri), geopolitical events, market speculation, recession, inflation, pipeline constraints, and other factors that may impact natural gas and electric energy supply and demand; and
•
Interest rate risk associated with future debt, including reduced access to liquidity during periods of extreme capital markets volatility, such as the 2008 financial crisis and the COVID-19 pandemic.

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

Commodity Price Risk

Electric and Gas Utilities

Our utilities have various provisions that allow them to pass the prudently-incurred cost of energy through to the customer. To the extent energy prices are higher or lower than amounts in our current billing rates, adjustments are made on a periodic basis to reflect billed amounts to match the actual energy cost we incurred. In Colorado, South Dakota and Wyoming, we have ECA or PCA provisions that adjust electric rates when energy costs are higher or lower than the costs included in our tariffs. In Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming, we have GCA provisions that adjust natural gas rates when our natural gas costs are higher or lower than the energy cost included in our tariffs. These adjustments are subject to periodic prudence reviews by the state regulatory commissions. If state regulatory commissions decide to discontinue these tariff-based adjustment mechanisms, or there are delays in the timing of recovery under these mechanisms, we may be more exposed to commodity price risk.

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

Black Hills Energy Services

To support our Choice Gas Program customers, we buy and sell natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with fixed price forward contracts to supply gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings.

At December 31, 2022 and 2021, a 10% change in market prices for our derivative instruments would not materially impact pre-tax income, the fair values of our derivative assets and liabilities, or OCI.

See additional commodity risk and derivative information in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Interest Rate Risk

Periodically, we have engaged in activities to manage risks associated with changes in interest rates. We have utilized pay-fixed interest rate swap agreements to reduce exposure to interest rate fluctuations associated with floating rate debt obligations and anticipated debt refinancings. At December 31, 2022, we had no interest rate swaps in place. Further details of past swap agreements are set forth in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

At December 31, 2022, 88% of our debt is fixed rate debt, which limits our exposure to variable interest rate fluctuations. A hypothetical 100 basis point increase in the benchmark rate on our variable rate debt would have increased annual pretax interest expense by approximately $4.1 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively. See Note 8 for further information on cash amounts outstanding under short- and long-term variable rate borrowings.

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

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. We maintain a provision for estimated credit losses based upon historical experience, changes in current market conditions, expected losses and any specific customer collection issue that is identified. Our credit exposure at December 31, 2022 was concentrated primarily among retail utility customers, investment grade companies, cooperative utilities and federal agencies.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of Black Hills Corporation’s financial statements, has issued an attestation report on the effectiveness of Black Hills Corporation's internal control over financial reporting as of December 31, 2022. Deloitte & Touche LLP's report on Black Hills Corporation's internal control over financial reporting is included herein.

Black Hills Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Rates are regulated on a state-by-state basis by the relevant state regulatory commissions based on an analysis of the costs, as reviewed and approved in a regulatory proceeding. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated its regulatory assets are probable of recovery in current rates or in future proceedings, there is a risk that the Commissions will not judge all costs to have been prudently incurred or that the rate regulation process in which rates are determined will not always result in rates that produce a full recovery of costs and a reasonable return on invested capital.

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
•
We obtained and evaluated an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or of a future reduction in rates.
•
We inspected minutes of the board of directors to identify any evidence that may contradict management’s assertions regarding probability of recovery or refunds. We also inquired of management regarding current year rate filings and new regulatory assets or liabilities.
•
We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 14, 2023

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Black Hills Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 14, 2023

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands, except per share amounts)

Revenue	$2,551,816	$1,949,102	$1,696,941

Operating expenses:
Fuel, purchased power and cost of natural gas sold	1,230,550	741,934	492,404
Operations and maintenance	548,430	501,690	495,404
Depreciation, depletion and amortization	250,909	235,953	224,457
Taxes - property and production	66,683	60,096	56,373
Total operating expenses	2,096,572	1,539,673	1,268,638

Operating income	455,244	409,429	428,303

Other income (expense):
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(162,584)	(154,112)	(144,931)
Interest income	1,595	1,708	1,461
Impairment of investment	—	—	(6,859)
Other income (expense), net	1,708	1,404	(2,293)
Total other income (expense)	(159,281)	(151,000)	(152,622)
Income before income taxes	295,963	258,429	275,681
Income tax expense	(25,205)	(7,169)	(32,918)
Net income	270,758	251,260	242,763
Net income attributable to non-controlling interest	(12,371)	(14,516)	(15,155)
Net income available for common stock	$258,387	$236,744	$227,608

Earnings per share of common stock:
Earnings per share, Basic	$3.98	$3.74	$3.65
Earnings per share, Diluted	$3.97	$3.74	$3.65

Weighted average common shares outstanding:
Basic	64,858	63,219	62,378
Diluted	65,021	63,325	62,439

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Net income	$270,758	$251,260	$242,763

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $(1,505), $(664) and $191, respectively)	4,604	1,959	(1,062)
Reclassification adjustment of benefit plan liability - net loss (net of tax of $(226), $(665) and $(958), respectively)	525	1,726	1,429
Reclassification adjustment of benefit plan liability - prior service cost (net of tax of $28, $27 and $23, respectively)	(65)	(71)	(80)
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(721), $(677) and $(287), respectively)	2,129	2,174	2,564
Net unrealized gains (losses) on commodity derivatives (net of tax of $193, $(980) and $14, respectively)	(631)	3,023	(47)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $663, $502 and $(96), respectively)	(2,045)	(1,549)	505
Other comprehensive income (loss), net of tax	4,517	7,262	3,309

Comprehensive income	275,275	258,522	246,072
Less: comprehensive income attributable to non-controlling interest	(12,371)	(14,516)	(15,155)
Comprehensive income available for common stock	$262,904	$244,006	$230,917

See Note 11 for additional disclosures related to Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,430	$8,921
Restricted cash and equivalents	5,555	4,889
Accounts receivable, net	508,192	321,652
Materials, supplies and fuel	207,421	150,979
Derivative assets, current	582	4,373
Income tax receivable, net	17,637	18,017
Regulatory assets, current	260,312	270,290
Other current assets	50,579	29,012
Total current assets	1,071,708	808,133

Property, plant and equipment	8,374,790	7,856,573
Less accumulated depreciation and depletion	(1,576,842)	(1,407,397)
Total property, plant and equipment, net	6,797,948	6,449,176

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	9,589	10,770
Regulatory assets, non-current	392,669	526,309
Other assets, non-current	46,862	38,054
Total other assets, non-current	1,748,574	1,874,587
TOTAL ASSETS	$9,618,230	$9,131,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	As of
	December 31, 2022	December 31, 2021
	(in thousands, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$310,020	$217,761
Accrued liabilities	243,457	244,759
Derivative liabilities, current	6,600	1,439
Regulatory liabilities, current	46,013	17,574
Notes payable	535,600	420,180
Current maturities of long-term debt	525,000	—
Total current liabilities	1,666,690	901,713

Long-term debt, net of current maturities	3,607,340	4,126,923

Deferred credits and other liabilities:
Deferred income tax liabilities, net	508,941	465,388
Regulatory liabilities, non-current	472,560	485,377
Benefit plan liabilities	116,742	123,925
Other deferred credits and other liabilities	156,062	141,447
Total deferred credits and other liabilities	1,254,305	1,216,137

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholders’ equity -
Common stock $1.00 par value; 100,000,000 shares authorized; issued: 66,140,396 and 64,793,095, respectively	66,140	64,793
Additional paid-in capital	1,882,653	1,783,436
Retained earnings	1,064,122	962,458
Treasury stock at cost - 36,726 and 54,078, respectively	(2,435)	(3,509)
Accumulated other comprehensive income (loss)	(15,567)	(20,084)
Total stockholders’ equity	2,994,913	2,787,094
Non-controlling interest	94,982	100,029
Total equity	3,089,895	2,887,123
TOTAL LIABILITIES AND TOTAL EQUITY	$9,618,230	$9,131,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Operating activities:
Net income	$270,758	$251,260	$242,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	250,909	235,953	224,457
Deferred financing cost amortization	9,843	6,968	7,883
Impairment of investment	—	—	6,859
Stock compensation	8,551	9,655	5,373
Deferred income taxes	25,592	7,261	38,091
Employee benefit plans	5,459	9,590	11,997
Other adjustments, net	(4,720)	7,018	11,669
Change in certain operating assets and liabilities:
Materials, supplies and fuel	(75,403)	(35,707)	2,755
Accounts receivable and other current assets	(184,448)	(43,170)	(10,843)
Accounts payable and other current liabilities	89,405	10,660	24,659
Regulatory assets	203,869	(514,687)	(5,047)
Regulatory liabilities	—	(9,533)	(10,706)
Contributions to defined benefit pension plans	—	—	(12,700)
Other operating activities, net	(15,014)	167	4,653
Net cash provided by (used in) operating activities	584,801	(64,565)	541,863
Investing activities:
Property, plant and equipment additions	(604,365)	(677,492)	(767,404)
Other investing activities	485	13,262	5,740
Net cash (used in) investing activities	(603,880)	(664,230)	(761,664)
Financing activities:
Dividends paid on common stock	(156,723)	(145,023)	(135,439)
Common stock issued	90,044	118,979	99,278
Term Loan - borrowings	—	800,000	—
Term Loan - repayments	—	(800,000)	—
Net borrowings (payments) of Revolving Credit Facility and CP Program	115,420	186,140	(115,460)
Long-term debt - issuance	—	600,000	400,000
Long-term debt - repayments	—	(8,436)	(8,597)
Distributions to non-controlling interests	(17,418)	(15,749)	(15,839)
Other financing activities	931	(4,045)	(7,061)
Net cash provided by financing activities	32,254	731,866	216,882
Net change in cash, restricted cash and cash equivalents	13,175	3,071	(2,919)
Cash, restricted cash and cash equivalents beginning of year	13,810	10,739	13,658
Cash, restricted cash and cash equivalents end of year	$26,985	$13,810	$10,739
Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(152,546)	$(142,685)	$(136,549)
Income taxes	$771	$1,521	$2,172
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at December 31	$59,347	$68,758	$72,215
Increase in capitalized assets associated with asset retirement obligations	$14,032	$2,109	$4,774

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
Balance at December 31, 2019	61,480,658	$61,481	$3,956	$(267)	$1,552,788	$778,776	$(30,655)	$101,946	$2,464,069
Net income	—	—	—	—	—	227,608	—	15,155	242,763
Other comprehensive income, net of tax	—	—	—	—	—	—	3,309	—	3,309
Dividends on common stock ($2.17 per share)	—	—	—	—	—	(135,439)	—	—	(135,439)
Share-based compensation	123,578	123	28,536	(1,852)	6,923	—	—	—	5,194
Issuance of common stock	1,222,943	1,223	—	—	98,777	—	—	—	100,000
Issuance costs	—	—	—	—	(1,203)	—	—	—	(1,203)
Implementation of ASU 2016-13 Financial Instruments - Credit Losses	—	—	—	—	—	(207)	—	—	(207)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(15,839)	(15,839)
Balance at December 31, 2020	62,827,179	$62,827	$32,492	$(2,119)	$1,657,285	$870,738	$(27,346)	$101,262	$2,662,647
Net income	—	—	—	—	—	236,744	—	14,516	251,260
Other comprehensive income, net of tax	—	—	—	—	—	—	7,262	—	7,262
Dividends on common stock ($2.29 per share)	—	—	—	—	—	(145,023)	—	—	(145,023)
Share-based compensation	153,719	154	21,586	(1,390)	9,256	—	—	—	8,020
Issuance of common stock	1,812,197	1,812	—	—	118,112	—	—	—	119,924
Issuance costs	—	—	—	—	(1,217)	—	—	—	(1,217)
Other	—	—	—	—	—	(1)	—	—	(1)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(15,749)	(15,749)
Balance at December 31, 2021	64,793,095	$64,793	54,078	$(3,509)	$1,783,436	$962,458	$(20,084)	$100,029	$2,887,123
Net income	—	—	—	—	—	258,387	—	12,371	270,758
Other comprehensive income, net of tax	—	—	—	—	—	—	4,517	—	4,517
Dividends on common stock ($2.41 per share)	—	—	—	—	—	(156,723)	—	—	(156,723)
Share-based compensation	39,546	39	(17,352)	1,074	10,481	—	—	—	11,594
Issuance of common stock	1,307,755	1,308	—	—	89,889	—	—	—	91,197
Issuance costs	—	—	—	—	(1,153)	—	—	—	(1,153)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(17,418)	(17,418)
Balance at December 31, 2022	66,140,396	$66,140	36,726	$(2,435)	$1,882,653	$1,064,122	$(15,567)	$94,982	$3,089,895

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that, for the years ended December 31, 2022, 2021 and 2020, there were no material adverse impacts on the Company’s results of operations.

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

•
Power sales agreements - Our Electric Utilities segment has long-term wholesale power sales agreements with other load-serving entities, including affiliates, for the sale of excess power from owned generating units. These agreements include a combination of “take or pay” arrangements, where the customer is obligated to pay for the energy regardless of whether it actually takes delivery, as well as “requirements only” arrangements, where the customer is only obligated to pay for the energy the customer needs. In addition to these long-term contracts, we also sell excess energy to other load-serving entities on a short-term basis. The pricing for all of these arrangements is included in the executed contracts or confirmations, reflecting the standalone selling price and is variable based on energy delivered. Certain energy sale and purchase transactions with the same counterparty and at the same delivery point are netted to reflect the economic substance of the arrangement.

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

Significant Judgments and Estimates

Unbilled Revenue

To the extent that deliveries have occurred, but a bill has not been issued, our Utilities accrue an estimate of the revenue since the latest billing. This estimate is calculated based upon several factors including billings through the last billing cycle in a month and prices in effect in our jurisdictions. Each month, the estimated unbilled revenue amounts are trued-up and recorded in Accounts receivable, net on the accompanying Consolidated Balance Sheets.

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

Following is a summary of accounts receivable as of December 31 (in thousands):

	2022	2021
Billed Accounts Receivable	$267,571	$181,027
Unbilled Revenue	243,574	142,738
Less Allowance for Credit Losses	(2,953)	(2,113)
Accounts Receivable, net	$508,192	$321,652

Changes to allowance for credit losses for the years ended December 31, were as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at End of Year
2022	$2,113	$9,110	$3,529	$(11,799)	$2,953
2021	$7,003	$2,444	$3,560	$(10,894)	$2,113
2020	$2,444	$8,927	$4,728	$(9,096)	$7,003

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets as of December 31 (in thousands):

	2022	2021
Materials and supplies	$99,734	$86,400
Fuel	3,115	1,267
Natural gas in storage	104,572	63,312
Total materials, supplies and fuel	$207,421	$150,979

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

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Included in the cost of regulated construction projects is AFUDC, when applicable, which represents the approximate composite cost of borrowed funds and a return on equity used to finance a regulated utility project. The following table presents AFUDC amounts (in thousands) for the years ended December 31:

	Income Statement Location	2022	2021	2020
AFUDC Borrowed	Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	$5,638	$4,068	$5,617
AFUDC Equity	Other income (expense), net	644	593	318

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

See Note 5 for additional information.

Asset Retirement Obligations

Accounting standards for AROs associated with long-lived assets require that the present value of retirement costs for which we have a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The associated ARO accretion expense for our non-regulated operations, and regulated operations without a corresponding recovery mechanism, is included within Depreciation, depletion and amortization on the accompanying Consolidated Statements of Income. The accounting for the obligation for regulated operations with a regulatory mechanism has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset or a regulatory liability.

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

We believe that goodwill reflects the inherent value of the relatively stable, long-lived cash flows of our Utilities businesses, considering the regulatory environment, and the long-lived cash flow and rate base growth opportunities at our Utilities, and those businesses vertically integrated. Goodwill amounts have not changed since 2016. As of December 31, 2022 and 2021, Goodwill balances were as follows (in thousands):

	Electric Utilities	Gas Utilities	Total
Goodwill	$257,244	$1,042,210	$1,299,454

Our intangible assets represent contract intangibles, easements, rights-of-way, customer listings and trademarks. The finite-lived intangible assets are amortized using a straight-line method based on estimated useful lives; these assets are currently being amortized from 3 years to 37 years. Changes to intangible assets for the years ended December 31, were as follows (in thousands):

	2022	2021	2020
Intangible assets, net, beginning balance	$10,770	$11,944	$13,266
Amortization expense (a)	(1,181)	(1,174)	(1,322)
Intangible assets, net, ending balance	$9,589	$10,770	$11,944

(a)
Amortization expense for existing intangible assets is expected to be $1.2 million for each year of the next five years.

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of December 31 (in thousands):

	2022	2021
Accrued employee compensation, benefits and withholdings	$62,890	$74,387
Accrued property taxes	52,430	50,874
Customer deposits and prepayments	47,655	48,814
Accrued interest	33,798	33,680
Other (none of which is individually significant)	46,684	37,004
Total accrued liabilities	$243,457	$244,759

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

If changes in the regulatory environment occur, we may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities from our balance sheet. Such changes could adversely affect our results of operations, financial position or cash flows.

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

We recognize interest income or interest expense and penalties related to income tax matters in Income tax expense on the Consolidated Statements of Income.

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

A reconciliation of share amounts used to compute earnings per share is as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Net income available for common stock	$258,387	$236,744	$227,608
Weighted average shares - basic	64,858	63,219	62,378
Dilutive effect of:
Equity compensation	163	106	61
Weighted average shares - diluted	65,021	63,325	62,439
Net income available for common stock, per share - Diluted	$3.97	$3.74	$3.65

The following securities were excluded from the diluted earnings per share computation for the years ended December 31 because of their anti-dilutive nature (in thousands):

	2022	2021	2020
Equity compensation	-	13	60
Anti-dilutive shares excluded from computation of earnings per share	-	13	60

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

Recently Issued Accounting Standards

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU 2021-01 and ASU 2022-06. The standard provides relief for companies preparing for discontinuation of interest rates, such as LIBOR, and allows optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and are effective upon the ASU issuance through December 31, 2024. We are currently evaluating if we will apply the optional guidance as we assess the impact of the discontinuance of LIBOR on our current arrangements. We do not expect the ASU to have a material impact on our financial position, results of operations and cash flows.

(2)
REGULATORY MATTERS

We had the following regulatory assets and liabilities as of December 31 (in thousands):

	2022	2021
Regulatory assets
Winter Storm Uri (a)	$347,980	$509,025
Deferred energy and fuel cost adjustments (b)	72,580	59,973
Deferred gas cost adjustments (b)	12,147	9,488
Gas price derivatives (b)	8,793	2,584
Deferred taxes on AFUDC (b)	7,333	7,457
Employee benefit plans and related deferred taxes (c)	89,259	88,923
Environmental (b)	1,343	1,385
Loss on reacquired debt (b)	19,213	21,011
Deferred taxes on flow-through accounting (b)	69,529	63,243
Decommissioning costs (b)	3,472	5,961
Other regulatory assets (b)	21,332	27,549
Total regulatory assets	652,981	796,599
Less current regulatory assets	(260,312)	(270,290)
Regulatory assets, non-current	$392,669	$526,309

Regulatory liabilities
Deferred energy and gas costs (b)	$24,030	$6,113
Employee benefit plan costs and related deferred taxes (c)	34,258	32,241
Cost of removal (b)	175,614	179,976
Excess deferred income taxes (c)	254,833	264,042
Other regulatory liabilities (c)	29,838	20,579
Total regulatory liabilities	518,573	502,951
Less current regulatory liabilities	(46,013)	(17,574)
Regulatory liabilities, non-current	$472,560	$485,377

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

Deferred Gas Cost Adjustments - Our regulated Gas Utilities have GCA provisions that allow them to pass the cost of gas on to their customers. The GCA is based on forecasts of the upcoming gas costs and recovery or refund of prior under-recovered or over-recovered costs. To the extent that gas costs are under-recovered or over-recovered, they are recorded as a regulatory asset or liability, respectively. Our Gas Utilities file periodic monthly, quarterly, semi-annual and/or annual filings to recover these costs based on the respective cost mechanisms approved by their applicable state regulatory commissions.

Gas Price Derivatives - Our regulated Gas Utilities, as allowed or required by state regulatory commissions, have entered into certain exchange-traded natural gas futures and options to reduce our customers’ underlying exposure to fluctuations in gas prices. Gas price derivatives represent our unrealized positions on our commodity contracts supporting our utilities. Gas price derivatives at December 31, 2022 are hedged over a maximum forward term of two years.

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

Deferred Taxes on Flow-Through Accounting - Under flow-through accounting, the income tax effects of certain tax items are reflected in our cost of service for the customer and result in lower utility rates in the year in which the tax benefits are realized. A regulatory asset was established to reflect that future increases in income taxes payable will be recovered from customers as the temporary differences reverse. As a result of this regulatory treatment, we continue to record a tax benefit for costs considered currently deductible for tax purposes but are capitalized for book purposes.

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

Employee Benefit Plan Costs and Related Deferred Taxes - Employee benefit plans represent the cumulative excess of pension and retiree healthcare costs recovered in rates over pension expense recorded in accordance with ASC 715, Compensation-Retirement Benefits. In addition, this regulatory liability includes the income tax effect of the adjustment required under ASC 715, Compensation-Retirement Benefits, to record the full pension and post-retirement benefit obligations. Such income tax effect has been grossed-up to account for the revenue requirement associated with a rate regulated environment.

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

Our Utilities submitted Winter Storm Uri cost recovery applications in our state jurisdictions seeking to recover $546 million of these incremental costs through separate tracking mechanisms over a weighted-average recovery period of 3.5 years. In these applications, we sought approval to recover carrying costs. We have received final commission approval for all of our Winter Storm Uri cost recovery applications, which will allow our Utilities to recover incremental fuel, purchased power and natural gas costs.

For the years ended December 31, 2022 and 2021, our Utilities collected $174 million and $40 million, respectively, of Winter Storm Uri incremental costs and carrying costs from customers. As of December 31, 2022, we estimate that our remaining Winter Storm Uri regulatory asset has a weighted-average recovery period of 2.6 years.

For years ended December 31, 2022 and 2021, $22 million and $4.1 million, respectively, of carrying costs were accrued and recorded to a regulatory asset. The carrying costs accrued during the year ended December 31, 2022 included a one-time, $10 million true-up recorded in the second quarter to reflect commission authorized rates.

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

As part of Kansas Gas’ 2021 rate review settlement agreement, Kansas Gas will deliver $9.1 million, or approximately $3.0 million of TCJA and state tax reform benefits to customers annually, for three years starting in 2022. For the year ended December 31, 2022, Kansas Gas delivered TCJA and state tax reform benefits to customers of $2.9 million.

These Colorado Electric, Kansas Gas and Nebraska Gas tax benefits delivered to customers, which resulted in a reduction in revenue, were offset by a reduction in income tax expense and resulted in a minimal impact to Net income for the years ended December 31, 2022 and 2021.

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

Wyoming Electric

On June 1, 2022, Wyoming Electric filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 1330-mile electric distribution and 59-mile electric transmission systems. On January 26, 2023, the WPSC approved a settlement agreement with intervening parties for a general rate increase. The settlement is expected to generate $8.7 million in new annual revenue with a capital structure of 52% equity and 48% debt and a return on equity of 9.75%. New rates will be effective on March 1, 2023. The agreement also includes approval of a new rider that will be filed annually to recover transmission investment and expenses.

Colorado Gas

RMNG Rate Review

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

Iowa Gas

Rate Review

On June 1, 2021, Iowa Gas filed a rate review with the IUB seeking recovery of significant infrastructure investments in its 5,000-mile natural gas pipeline system. On December 28, 2021, the IUB approved a settlement agreement with all intervening parties for a general rate increase. The settlement shifted $2.2 million of rider revenue to base rates and is expected to generate $3.7 million in new annual revenue with a capital structure of 50% equity and 50% debt and a return on equity of 9.6%. Final rates were enacted on January 1, 2022 and replaced interim rates effective June 11, 2021.

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

South Dakota Electric

FERC Formula Rate

The annual rate determination process is governed by the FERC formula rate protocols established in the filed FERC joint-access transmission tariff. Effective January 1, 2022, the annual revenue requirement for the FERC Transmission Formula Rate was $30 million and included estimated weighted average capital additions of $30 million for 2021 and 2022 combined.

Black Hills Wyoming and Wyoming Electric

Wygen I FERC Filing

On October 15, 2020, the FERC approved a settlement agreement that represents a resolution of all issues in the joint application filed by Wyoming Electric and Black Hills Wyoming on August 2, 2019 for approval of a new 60 MW PPA. Under the terms of the settlement, Wyoming Electric will continue to receive 60 MW of capacity and energy from the Wygen I power plant. The new agreement commenced on January 1, 2022, replaced the existing PPA and will expire after 11 years.

(3)
COMMITMENTS, CONTINGENCIES AND GUARANTEES

Unconditional Purchase Obligations

We have various PPAs and transmission service agreements, which extend to 2030, to support our Electric Utilities' capacity and energy needs beyond our regulated power plants' generation.

Our Utilities purchase natural gas, including transportation and storage capacity, to meet customers' needs under short-term and long-term purchase contracts. These contracts extend to 2044.

The following is a schedule of unconditional purchase obligations required under the power purchase, transmission services and natural gas transportation and storage agreements (in thousands):

	PPAs (a)	Transmission Services Agreements	Natural gas supply, transportation and storage agreements (b)
Future commitments for the year ending December 31,
2023	$11,175	$12,320	$130,031
2024	2,738	-	98,881
2025	-	-	72,662
2026	-	-	45,102
2027	-	-	14,862
Thereafter	-	-	56,595
Total future commitments	$13,913	$12,320	$418,133

___________________________

(a) This schedule does not reflect renewable energy PPA future obligations since these agreements vary based on weather conditions.

(b) Our Gas Utilities have commitments to purchase physical quantities of natural gas under contracts indexed to various forward natural gas price curves. A portion of our gas purchases are purchased under evergreen contracts and are therefore, for purposes of this disclosure, carried out for 60 days.

Lease Agreements

Lessee

We lease from third parties certain office and operation center facilities, communication tower sites, equipment and materials storage. Our leases have remaining terms ranging from less than one year to 33 years, including options to extend that are reasonably certain to be exercised. Our operating and finance leases were not material to the Company’s Consolidated Financial statements.

Lessor

We lease to third parties certain generating station ground leases, communication tower sites and a natural gas pipeline. These leases have remaining terms ranging from less than one year to 34 years. Lease revenue was not material for the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, scheduled maturities of operating lease payments to be received in future years were as follows (in thousands):

Operating Leases
2023	$2,381
2024	2,125
2025	2,070
2026	1,881
2027	1,845
Thereafter	49,387
Total lease receivables	$59,689

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

Reclamation Liability

For our Pueblo Airport Generation site, we posted a bond of $4.1 million with the State of Colorado to cover the costs of remediation for a waste water containment pond permitted to provide wastewater storage and processing for this zero-discharge facility. The reclamation liability is recorded at the present value of the estimated future cost to reclaim the land.

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

See Note 7 for additional information.

Manufactured Gas Processing

In 2008, we acquired whole and partial liabilities for former manufactured gas processing sites in Nebraska and Iowa, which were previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, now valued at $1.3 million recorded in Other assets, non-current on our Consolidated Balance Sheets, which will be used to help offset remediation costs. We also have a $1.3 million regulatory asset for manufactured gas processing sites; see Note 2 for additional information.

As of December 31, 2022, we had $2.6 million accrued for remediation of Iowa’s manufactured gas processing site as the landowner. As of December 31, 2022, we had $0.6 million accrued for remediation of Nebraska’s manufactured gas processing site as the land owner. These liabilities are included in Other deferred credits and other liabilities on our Consolidated Balance Sheets. The remediation cost estimate could change materially due to results of further investigations, actions of environmental agencies or the financial viability of other responsible parties.

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

We record gain contingencies when realized and expected recoveries under applicable insurance contracts when we are assured of recovery.

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

See Note 8 for additional information on our off-balance sheet Letters of Credit commitment.

We had the following guarantees in place as of (in thousands):

Maximum Exposure at
Nature of Guarantee	December 31, 2022
Indemnification for reclamation/surety bonds	$107,314
Guarantees supporting business transactions	$484,968
$592,282

(4)
REVENUE

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments, for the years ended December 31, 2022, 2021 and 2020. Sales tax and other similar taxes are excluded from revenues.

Year ended December 31, 2022	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$739,734	$1,453,266	$—	$2,193,000
Transportation	—	173,275	(413)	172,862
Wholesale	44,832	—	—	44,832
Market - off-system sales	48,578	829	—	49,407
Transmission/Other	61,470	37,879	(16,594)	82,755
Revenue from contracts with customers	894,614	1,665,249	(17,007)	2,542,856
Other revenues	5,548	3,841	(429)	8,960
Total revenues	$900,162	$1,669,090	$(17,436)	$2,551,816

Timing of revenue recognition:
Services transferred at a point in time	$30,454	$—	$—	$30,454
Services transferred over time	864,160	1,665,249	(17,007)	2,512,402
Revenue from contracts with customers	$894,614	$1,665,249	$(17,007)	$2,542,856

Year ended December 31, 2021	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$711,448	$913,725	$—	$1,625,173
Transportation	—	158,053	(428)	157,625
Wholesale	30,848	—	—	30,848
Market - off-system sales	41,682	396	—	42,078
Transmission/Other	52,945	39,365	(17,200)	75,110
Revenue from contracts with customers	836,923	1,111,539	(17,628)	1,930,834
Other revenues	5,335	13,326	(393)	18,268
Total revenues	$842,258	$1,124,865	$(18,021)	$1,949,102

Timing of revenue recognition:
Services transferred at a point in time	$27,141	$—	$—	$27,141
Services transferred over time	809,782	1,111,539	(17,628)	1,903,693
Revenue from contracts with customers	$836,923	$1,111,539	$(17,628)	$1,930,834

Year ended December 31, 2020	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$636,902	$765,922	$—	$1,402,824
Transportation	—	154,581	(526)	154,055
Wholesale	24,845	—	—	24,845
Market - off-system sales	15,512	260	—	15,772
Transmission/Other	55,422	43,658	(15,772)	83,308
Revenue from contracts with customers	732,681	964,421	(16,298)	1,680,804
Other revenues	6,176	10,249	(288)	16,137
Total revenues	$738,857	$974,670	$(16,586)	$1,696,941

Timing of revenue recognition:
Services transferred at a point in time	$27,089	$—	$—	$27,089
Services transferred over time	705,592	964,421	(16,298)	1,653,715
Revenue from contracts with customers	$732,681	$964,421	$(16,298)	$1,680,804

(5)
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in thousands):

	2022		2021		Lives (in years)
Electric Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum
Electric plant:
Production	$1,482,081	41	$1,452,055	41	32	46
Electric transmission	632,872	48	546,126	49	40	51
Electric distribution	1,082,535	47	1,000,619	47	45	50
Integrated Generation	713,519	31	720,490	30	19	38
Plant acquisition adjustment (a)	4,870	32	4,870	32	32	32
General	274,857	27	266,935	28	24	31
Total electric plant in service	4,190,734		3,991,095
Construction work in progress	152,953		181,451
Total electric plant	4,343,687		4,172,546
Less accumulated depreciation and depletion	(1,104,056)		(1,016,738)
Electric plant net of accumulated depreciation and depletion	$3,239,631		$3,155,808

____________________

(a) The plant acquisition adjustment is included in rate base and is being recovered with 8 years remaining.

	2022		2021		Lives (in years)
Gas Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum
Gas plant:
Production	$17,843	45	$14,841	40	24	47
Gas transmission	695,345	58	645,550	58	32	72
Gas distribution	2,620,174	57	2,394,352	53	48	60
Cushion gas - depreciable (a)	—	N/A	3,539	28	N/A	N/A
Cushion gas - not depreciable (a)	63,137	N/A	42,478	N/A	N/A	N/A
Storage	65,781	41	56,289	38	36	48
General	497,407	23	474,964	21	3	25
Total gas plant in service	3,959,687		3,632,013
Construction work in progress	52,041		37,860
Total gas plant	4,011,728		3,669,873
Less accumulated depreciation	(471,013)		(389,115)
Gas plant net of accumulated depreciation	$3,540,715		$3,280,758

____________________

(a) Depreciation of Cushion Gas is determined by the respective regulatory jurisdiction in which the Cushion Gas resides. In 2022, assets classified as Cushion gas - depreciable were fully depreciated and removed from gross plant in service and accumulated depreciation.

	2022		2021		Lives (in years)
Corporate	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum
Total plant in service	$5,685	11	$5,694	10	4	24
Construction work in progress	13,690		8,460
Total gross property, plant and equipment	19,375		14,154
Less accumulated depreciation	(1,773)		(1,544)
Total net of accumulated depreciation	$17,602		$12,610

(6)
JOINTLY OWNED FACILITIES

Our consolidated financial statements include our share of several jointly-owned facilities as described below. Our share of the facilities’ expenses is reflected in the appropriate categories of operating expenses in the Consolidated Statements of Income. Each owner of the facility is responsible for financing its investment in the jointly-owned facilities.

At December 31, 2022, our interests in jointly-owned generating facilities and transmission systems were (in thousands):

	Ownership Interest	Plant in Service	Construction Work in Progress	Less Accumulated Depreciation	Plant Net of Accumulated Depreciation
Wyodak Plant (a)	20%	$121,769	$93	$(70,884)	$50,978
Transmission Tie	35%	$24,482	$300	$(7,375)	$17,407
Wygen III (b)	52%	$143,818	$1,051	$(29,634)	$115,235
Wygen I (c)	76.5%	$114,811	$1,579	$(56,553)	$59,837

(a)
In addition to supplying South Dakota Electric with coal for its share of the Wyodak Plant, our mine supplies PacifiCorp’s share of the coal under a separate long-term agreement. This coal supply agreement is collateralized by a mortgage on and a security interest in some of WRDC’s coal reserves.
(b)
South Dakota Electric retains responsibility for plant operations. Our mine supplies fuel to Wygen III for the life of the plant.
(c)
Black Hills Wyoming retains responsibility for plant operations. Our mine supplies fuel to Wygen I for the life of the plant.

(7)
ASSET RETIREMENT OBLIGATIONS

We have identified legal obligations related to reclamation of mining sites; removal of fuel tanks, transformers containing polychlorinated biphenyls, an evaporation pond; and reclamation of wind turbine sites at our Electric Utilities segment. In addition, we have identified legal obligations related to retirement of gas pipelines, wells and compressor stations at our Gas Utilities and removal of asbestos at our Utilities. We periodically review and update estimated costs related to these AROs. The actual cost may vary from estimates due to regulatory requirements, changes in technology and increased labor, materials and equipment costs.

The following tables present the details of AROs which are included on the accompanying Consolidated Balance Sheets in Other deferred credits and other liabilities (in thousands):

	December 31, 2021	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates	December 31, 2022
Electric Utilities	$30,089	$—	$(3,003)	$1,353	$(856)	$27,583
Gas Utilities (a)	45,455	—	(158)	2,016	14,032	61,345
Total	$75,544	$—	$(3,161)	$3,369	$13,176	$88,928

	December 31, 2020	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates	December 31, 2021
Electric Utilities	$29,157	$—	$(978)	$1,315	$595	$30,089
Gas Utilities (a)	42,274	—	(66)	1,733	1,514	45,455
Total	$71,431	$—	$(1,044)	$3,048	$2,109	$75,544

(a)
The Revisions to Prior Estimates were primarily driven by changes in estimates associated with natural gas wells and compressor stations.

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

(8)
FINANCING

Short-term debt

Revolving Credit Facility and CP Program

On July 19, 2021, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of $750 million and extending the term through July 19, 2026 with two one year extension options (subject to consent from lenders). This Revolving Credit Facility is similar to the former revolving credit facility, which includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment. Borrowings continue to be available under a base rate or various Eurodollar rate options. The interest costs associated with the letters of credit or borrowings and the commitment fee under the Revolving Credit Facility are determined based upon our Corporate credit rating from S&P, Fitch and Moody's for our senior unsecured long-term debt. Based on our current credit ratings, the margins for base rate borrowings, Eurodollar borrowings and letters of credit were 0.125%, 1.125% and 1.125%, respectively, at December 31, 2022. Based on our credit ratings, a 0.175% commitment fee was charged on the unused amount at December 31, 2022.

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

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity at December 31 (dollars in thousands):

	2022	2021
Amount outstanding	$535,600	$420,180
Letters of credit (a)	24,626	27,209
Available capacity	189,774	302,611
Weighted average interest rates	4.88%	0.30%

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity for the years ended December 31 was as follows (in thousands):

	2022	2021
Maximum amount outstanding (based on daily outstanding balances)	$572,300	$440,000
Average amount outstanding (based on daily outstanding balances)	390,653	258,392
Weighted average interest rates	2.11%	0.22%

Deferred Financing Costs on the Revolving Credit Facility

Total accumulated deferred financing costs on the Revolving Credit Facility of $8.9 million are being amortized over its estimated useful life and were included in Interest expense on the accompanying Consolidated Statements of Income. See below for additional details.

Term Loan

On February 24, 2021, we entered into a nine-month, $800 million unsecured term loan to provide additional liquidity and to meet our cash needs related to the incremental fuel, purchased power and natural gas costs from Winter Storm Uri. The term loan carried no prepayment penalty and was subject to the same covenant requirements as our Revolving Credit Facility. We repaid $200 million of this term loan in the first quarter of 2021. Proceeds from the August 26, 2021 public debt offering (discussed below) were used to repay the remaining balance on this term loan.

Long-term debt

Long-term debt outstanding was as follows (dollars in thousands):

		Interest Rate at	Balance Outstanding
	Due Date	December 31, 2022	December 31, 2022	December 31, 2021
Corporate
Senior unsecured notes due 2023	November 30, 2023	4.25%	$525,000	$525,000
Senior unsecured notes due 2024	August 23, 2024	1.04%	600,000	600,000
Senior unsecured notes due 2026	January 15, 2026	3.95%	300,000	300,000
Senior unsecured notes due 2027	January 15, 2027	3.15%	400,000	400,000
Senior unsecured notes, due 2029	October 15, 2029	3.05%	400,000	400,000
Senior unsecured notes, due 2030	June 15, 2030	2.50%	400,000	400,000
Senior unsecured notes due 2033	May 1, 2033	4.35%	400,000	400,000
Senior unsecured notes, due 2046	September 15, 2046	4.20%	300,000	300,000
Senior unsecured notes, due 2049	October 15, 2049	3.88%	300,000	300,000
Total Corporate debt			3,625,000	3,625,000
Less unamortized debt discount			(5,259)	(6,125)
Total Corporate debt, net			3,619,741	3,618,875
South Dakota Electric
First Mortgage Bonds due 2032	August 15, 2032	7.23%	75,000	75,000
First Mortgage Bonds due 2039	November 1, 2039	6.13%	180,000	180,000
First Mortgage Bonds due 2044	October 20, 2044	4.43%	85,000	85,000
Total South Dakota Electric debt			340,000	340,000
Less unamortized debt discount			(69)	(74)
Total South Dakota Electric debt, net			339,931	339,926
Wyoming Electric
Industrial development revenue bonds due 2027(a) (b)	March 1, 2027	3.68%	10,000	10,000
First Mortgage Bonds due 2037	November 20, 2037	6.67%	110,000	110,000
First Mortgage Bonds due 2044	October 20, 2044	4.53%	75,000	75,000
Total Wyoming Electric debt			195,000	195,000
Less unamortized debt discount			—	—
Total Wyoming Electric debt, net			195,000	195,000
Total long-term debt			4,154,672	4,153,801
Less current maturities			(525,000)	—
Less unamortized deferred financing costs (c)			(22,332)	(26,878)
Long-term debt, net of current maturities and deferred financing costs			$3,607,340	$4,126,923

(a)
Variable interest rate.
(b)
A reimbursement agreement is in place with Wells Fargo on behalf of Wyoming Electric for the 2009A bonds of $10 million due March 1, 2027. In the case of default, we hold the assumption of liability for drawings on Wyoming Electric’s Letter of Credit attached to these bonds.
(c)
Includes deferred financing costs associated with our Revolving Credit Facility of $1.8 million and $2.5 million as of December 31, 2022 and December 31, 2021, respectively.

Scheduled maturities of long-term debt and associated interest payments by year are shown below (in thousands):

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
Principal payments on Long-term debt including current maturities (a)	$525,000	$600,000	$—	$300,000	$410,000	$2,325,000	$4,160,000
Interest payments on Long-term debt (a)	148,125	125,813	119,591	113,666	101,134	994,804	1,603,133

(a)
Long-term debt amounts do not include deferred financing costs or discounts or premiums on debt. Estimated interest payments on variable rate debt are calculated by utilizing the applicable rates as of December 31, 2022.

We plan to re-finance our $525 million, 4.25%, senior unsecured notes due November 30, 2023, at or before maturity date. In the event we are unable to refinance these senior unsecured notes, we have sufficient alternative measures available to manage cash flows such that our current plans to manage liquidity would be sufficient to meet our obligations in the foreseeable future.

Our debt securities contain certain restrictive financial covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2022. See below for additional information.

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

Amortization of Deferred Financing Costs

Our deferred financing costs and associated amortization expense included in Interest expense on the accompanying Consolidated Statements of Income were as follows (in thousands):

Deferred Financing Costs Remaining at	Amortization Expense for the years ended December 31,
December 31, 2022	2022	2021	2020
$22,332	$4,549	$3,769	$3,272

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

We were in compliance with our covenants at December 31, 2022 as shown below:

	As of December 31, 2022	Covenant Requirement
Consolidated Indebtedness to Capitalization Ratio	60.9%	Less than	65%

Wyoming Electric

Covenants within Wyoming Electric's financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of December 31, 2022, we were in compliance with these financial covenants.

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

Our Utilities are generally limited to the amount of dividends allowed to be paid to our utility holding company under the Federal Power Act and settlement agreements with state regulatory jurisdictions. As of December 31, 2022, the amount of restricted net assets at our Utilities that may not be distributed to our utility holding company in the form of a loan or dividend was approximately $155 million.

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

ATM activity for the years ended December 31 was as follows (net proceeds and issuance costs in millions):

	December 31, 2022	December 31, 2021	December 31, 2020
Number of shares issued	1,307,755	1,812,197	-
Average price per share	$69.74	$66.18	$-
Proceeds, (net of issuance costs of $(0.9), $(1.1) and $0 respectively)	$90.3	$118.8	$-

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

Shareholder Dividend Reinvestment and Stock Purchase Plan

We have a DRSPP under which shareholders may purchase additional shares of common stock through dividend reinvestment and/or optional cash payments at 100% of the recent average market price. We have the option of issuing new shares or purchasing the shares on the open market. We issued new shares until March 1, 2018, after which we began purchasing shares on the open market. At December 31, 2022, there were 74,198 shares of unissued stock available for future offering under the DRSPP.

Preferred Stock

Our articles of incorporation authorize the issuance of 25 million shares of preferred stock of which we had no shares of preferred stock outstanding as of December 31, 2022 and 2021.

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

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed, but not limited to, the following market risks:

•
Commodity price risk associated with our retail natural gas and wholesale electric power marketing activities and our fuel procurement for several of our gas-fired generation assets, which include market fluctuations due to unpredictable factors such as the COVID-19 pandemic, weather (e.g. Winter Storm Uri), geopolitical events, market speculation, recession, inflation, pipeline constraints, and other factors that may impact natural gas and electric supply and demand; and

•
Interest rate risk associated with future debt, including reduced access to liquidity during periods of extreme capital markets volatility, such as the 2008 financial crisis and the COVID-19 pandemic.

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

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. We maintain a provision for estimated credit losses based upon historical experience, changes in current market conditions, expected losses and any specific customer collection issue that is identified. Our credit exposure at December 31, 2022 was concentrated primarily among retail utility customers, investment grade companies, cooperative utilities and federal agencies.

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

To support our Choice Gas Program customers, we buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from January 2023 through December 2024. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the natural gas derivative commodity instruments held by our utilities are comprised of both short and long positions. We had the following net long positions as of:

		December 31, 2022		December 31, 2021
	Units	Notional Amounts	Maximum Term (months) (a)	Notional Amounts	Maximum Term (months) (a)
Natural gas futures purchased	MMBtus	630,000	3	590,000	3
Natural gas options purchased, net	MMBtus	1,790,000	3	3,100,000	3
Natural gas basis swaps purchased	MMBtus	900,000	3	870,000	3
Natural gas over-the-counter swaps, net (b)	MMBtus	4,460,000	24	4,570,000	34
Natural gas physical commitments, net (c)	MMBtus	17,864,412	12	16,416,677	24

(a)
Term reflects the maximum forward period hedged.
(b)
As of December 31, 2022, 1,646,200 MMBtus of natural gas over-the-counter swaps purchased were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchase, normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At December 31, 2022, the Company posted $2.9 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

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

The following tables present the fair value and balance sheet classification of our derivative instruments as of December 31, (in thousands):

	Balance Sheet Location	2022	2021
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets - current	$118	$2,017
Noncurrent commodity derivatives	Other assets, non-current	198	18
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	(1,703)	—
Total derivatives designated as hedges		$(1,387)	$2,035

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets - current	$464	$2,356
Noncurrent commodity derivatives	Other assets, non-current	337	804
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	(4,897)	(1,439)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(18)	(20)
Total derivatives not designated as hedges		$(4,114)	$1,701

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income is presented below for the years ended December 31, 2022, 2021 and 2020. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	2022	2021	2020		2022	2021	2020
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI			Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)				(in thousands)
Interest rate swaps	$2,850	$2,851	$2,851	Interest expense	$(2,850)	$(2,851)	$(2,851)
Commodity derivatives	(3,532)	1,952	540	Fuel, purchased power and cost of natural gas sold	2,708	2,051	(601)
Total	$(682)	$4,803	$3,391		$(142)	$(800)	$(3,452)

As of December 31, 2022, $4.5 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

		2022	2021	2020
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives - Electric	Fuel, purchased power and cost of natural gas sold	$—	$(144)	$144
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	(797)	2,599	1,640
		$(797)	$2,455	$1,784

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in a Regulatory asset related to these financial instruments used in our Gas Utilities were $8.8 million and $2.6 million at December 31, 2022 and 2021, respectively. For our Electric Utilities, the unrealized gains and losses arising from these derivatives are recognized in the Consolidated Statements of Income.

(10)
FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

Derivatives

The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in thousands)
Assets:
Commodity derivatives - Gas Utilities	$—	5,407	$—	(4,290)	$1,117
Total	$—	$5,407	$—	$(4,290)	$1,117

Liabilities:
Commodity derivatives - Gas Utilities	$—	11,455	$—	(4,837)	$6,618
Total	$—	$11,455	$—	$(4,837)	$6,618

(a)
As of December 31, 2022, $4.3 million of our commodity derivative gross assets and $4.8 million of our commodity derivative gross liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
Assets:
Commodity derivatives - Gas Utilities	$—	7,569	$—	$(2,374)	$5,195
Total	$—	$7,569	$—	$(2,374)	$5,195

Liabilities:
Commodity derivatives - Gas Utilities	$—	$3,273	$—	$(1,814)	$1,459
Total	$—	$3,273	$—	$(1,814)	$1,459

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets at December 31 (in thousands):

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,132,340	$3,760,848	$4,126,923	$4,570,619

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax (in thousands):

	Location on the Consolidated	Amount Reclassified from AOCI
	Statements of Income	December 31, 2022	December 31, 2021
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(2,850)	$(2,851)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	2,708	2,051
		(142)	(800)
Income tax	Income tax benefit (expense)	58	175
Total reclassification adjustments related to cash flow hedges, net of tax		$(84)	$(625)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$93	$98

Actuarial gain (loss)	Operations and maintenance	(751)	(2,391)
		(658)	(2,293)
Income tax	Income tax benefit (expense)	198	638
Total reclassification adjustments related to defined benefit plans, net of tax		$(460)	$(1,655)

Total reclassifications		$(544)	$(2,280)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2021	$(10,384)	$1,476	$(11,176)	$(20,084)
Other comprehensive income (loss)
before reclassifications	—	(631)	4,604	3,973
Amounts reclassified from AOCI	2,129	(2,045)	460	544
As of December 31, 2022	$(8,255)	$(1,200)	$(6,112)	$(15,567)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2020	$(12,558)	$2	$(14,790)	$(27,346)
Other comprehensive income (loss)
before reclassifications	—	3,023	1,959	4,982
Amounts reclassified from AOCI	2,174	(1,549)	1,655	2,280
As of December 31, 2021	$(10,384)	$1,476	$(11,176)	$(20,084)

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

Net income available for common stock for the years ended December 31, 2022, 2021 and 2020 was reduced by $12 million, $15 million, and $15 million, respectively, attributable to this non-controlling interest. The net income allocable to the non-controlling interest holder is based on ownership interest with the exception of certain agreed upon adjustments. Distributions of net income attributable to this non-controlling interest are due within 30 days following the end of a quarter but may be withheld as necessary by Black Hills Electric Generation.

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

We have recorded the following assets and liabilities on our Consolidated Balance Sheets related to the VIE described above as of December 31 (in thousands):

	2022	2021
Assets:
Current assets	$12,761	$13,220
Property, plant and equipment of variable interest entities, net	$178,761	$189,079

Liabilities:
Current liabilities	$5,394	$5,841

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

Defined Benefit Pension Plan

We have one defined benefit pension plan, the Black Hills Retirement Plan (Pension Plan). The Pension Plan covers certain eligible employees of the Company. The benefits for the Pension Plan are based on years of service and calculations of average earnings during a specific time period prior to retirement. The Pension Plan is closed to new employees and frozen for certain employees who did not meet age and service-based criteria.

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

The expected rate of return on the Pension Plan assets is determined by reviewing the historical and expected returns of both equity and fixed income markets, taking into account asset allocation, the correlation between asset class returns and the mix of active and passive investments. The Pension Plan utilizes a dynamic asset allocation where the target range to return-seeking and liability-hedging assets is determined based on the funded status of the Plan. As of December 31, 2022, the expected rate of return on pension plan assets was based on the targeted asset allocation range of 20% to 28% return-seeking assets and 72% to 80% liability-hedging assets.

Our Pension Plan is funded in compliance with the federal government’s funding requirements.

Plan Assets

The percentages of total plan asset by investment category for our Pension Plan at December 31 were as follows:

Return-seeking Assets	2022	2021
Equity	14%	15%
Real estate	7%	7%
Fixed income	2%	3%
Hedge funds	3%	3%
Total	26%	28%

Liability-hedging Assets	2022	2021
Fixed income	72%	71%
Cash	2%	1%
Total	74%	72%

Total Assets	100%	100%

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

Contributions for the years ended December 31 were as follows (in thousands):

	2022	2021
Defined Contribution Plan
Company retirement contributions	$11,885	$11,332
Company matching contributions	$16,187	$15,938

	2022	2021
Defined Benefit Plans
Defined Benefit Pension Plan	$-	$-
Non-Pension Defined Benefit Postretirement Healthcare Plan	$6,131	$6,432
Supplemental Non-Qualified Defined Benefit Plans	$3,061	$2,576

We do not have any required contributions to our Pension Plan in 2023 and do not intend to make any contributions.

Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis (in thousands):

Pension Plan	December 31, 2022
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
Common Collective Trust - Cash and Cash Equivalents	$-	$6,374	$-	$6,374	$-	$6,374
Common Collective Trust - Equity	-	45,087	-	45,087	-	45,087
Common Collective Trust - Fixed Income	-	242,025	-	242,025	-	242,025
Common Collective Trust - Real Estate	-	-	-	-	21,572	21,572
Hedge Funds	-	-	-	-	8,084	8,084
Total investments measured at fair value	$-	$293,486	$-	$293,486	$29,656	$323,142

Pension Plan	December 31, 2021
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
Common Collective Trust - Cash and Cash Equivalents	$-	$6,009	$-	$6,009	$-	$6,009
Common Collective Trust - Equity	-	70,262	-	70,262	-	70,262
Common Collective Trust - Fixed Income	-	339,219	-	339,219	-	339,219
Common Collective Trust - Real Estate	-	-	-	-	30,407	30,407
Hedge Funds	-	-	-	-	12,490	12,490
Total investments measured at fair value	$-	$415,490	$-	$415,490	$42,897	$458,387

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

Non-pension Defined Benefit Postretirement Healthcare Plan	December 31, 2022
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	Total Investments
Cash and Cash Equivalents	$7,752	$-	$-	$7,752	$7,752
Total investments measured at fair value	$7,752	$-	$-	$7,752	$7,752

Non-pension Defined Benefit Postretirement Healthcare Plan	December 31, 2021
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	Total Investments
Cash and Cash Equivalents	$7,972	$-	$-	$7,972	$7,972
Total investments measured at fair value	$7,972	$-	$-	$7,972	$7,972

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

Other Plan Information

The following tables provide a reconciliation of the employee benefit plan obligations and fair value of employee benefit plan assets, amounts recognized in the Consolidated Balance Sheets, accumulated benefit obligation, and reconciliation of components of the net periodic expense and elements of AOCI (in thousands):

Employee Benefit Plan Obligations

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31,	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Projected benefit obligation at beginning of year	$478,262	$514,008	$55,260	$55,054	$63,484	$70,238
Service cost (a)	3,927	5,038	(801)	3,149	1,968	2,237
Interest cost	10,819	9,313	834	706	1,285	1,058
Actuarial (gain) loss	(97,960)	(14,037)	(7,007)	(1,073)	(12,300)	(5,165)
Amendments	-	(561)	-	-	-	-
Benefits paid	(36,663)	(35,499)	(3,061)	(2,576)	(6,131)	(6,432)
Plan participants’ contributions	-	-	-	-	1,419	1,548
Projected benefit obligation at end of year	$358,385	$478,262	$45,225	$55,260	$49,725	$63,484

Fair Value Employee Benefit Plan Assets

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan (a)
As of December 31,	2022	2021	2022	2021	2022	2021
Change in fair value of plan assets:
Beginning fair value of plan assets	$458,387	$473,721	$-	$-	$7,972	$8,165
Investment income (loss)	(98,585)	20,165	-	-	4	(35)
Employer contributions	-	-	3,061	2,576	4,488	4,726
Retiree contributions	-	-	-	-	1,419	1,548
Benefits paid	(36,661)	(35,499)	(3,061)	(2,576)	(6,131)	(6,432)
Ending fair value of plan assets	$323,141	$458,387	$-	$-	$7,752	$7,972

(a)
Assets of VEBA trusts.

In 2012, we froze our Pension Plan and closed it to new participants. Since then, we have implemented various de-risking strategies including lump sum buyouts, the purchase of annuities and the reduction of return-seeking assets over time to a more liability-hedged portfolio. As a result, capital markets volatility had a limited impact to our unfunded status.

Amounts Recognized in the Consolidated Balance Sheets

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31,	2022	2021	2022	2021	2022	2021
Regulatory assets	$78,654	$67,403	$-	$-	$3,788	$11,660
Current liabilities	$-	$-	$2,231	$2,156	$4,427	$4,584
Non-current assets	$-	$-	$-	$-	$959	$-
Non-current liabilities	$35,243	$19,872	$42,994	$53,104	$38,505	$50,949
Regulatory liabilities	$2,804	$3,830	$-	$-	$6,198	$2,447

Accumulated Benefit Obligation

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31,	2022	2021	2022	2021	2022	2021
Accumulated Benefit Obligation	$350,187	$466,505	$45,225	$55,260	$49,725	$63,484

Components of Net Periodic Expense

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
For the years ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$3,927	$5,038	$5,411	$(801)	$3,149	$1,579	$1,968	$2,237	$2,056
Interest cost	10,819	9,313	13,426	834	706	1,099	1,285	1,058	1,649
Expected return on assets	(18,523)	(20,876)	(22,591)	-	-	-	(125)	(136)	(182)
Net amortization of prior service cost	(68)	-	-	-	-	2	(289)	(434)	(546)
Recognized net actuarial loss (gain)	6,092	7,315	8,372	276	1,754	1,702	64	466	20
Net periodic expense	$2,247	$790	$4,618	$309	$5,609	$4,382	$2,903	$3,191	$2,997

Service costs are recorded in Operations and maintenance expense while nonservice costs were recorded in Other expense on the Consolidated Statements of Income.

Actuarial gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants or over the average remaining lifetime of the remaining plan participants if the plan is viewed as “all or almost all” inactive participants.

AOCI Amounts (After-Tax)

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31,	2022	2021	2022	2021	2022	2021
Net (gain) loss	$5,179	$4,398	$1,565	$7,159	$(667)	$(308)
Prior service cost (gain)	(39)	(46)	-	-	74	(27)
Total amounts included in AOCI, after-tax not yet recognized as components of net periodic expense	$5,140	$4,352	$1,565	$7,159	$(593)	$(335)

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
Weighted-average assumptions used to determine benefit obligations:	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	5.17%	2.88%	2.56%	5.13%	2.77%	2.41%	5.14%	2.79%	2.41%
Rate of increase in compensation levels	3.06%	3.08%	3.34%	—	5.00%	5.00%	N/A	N/A	N/A

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
Weighted-average assumptions used to determine net periodic benefit cost for plan year:	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate (a)	2.88%	2.56%	3.27%	2.77%	2.41%	3.14%	2.79%	2.41%	3.15%
Expected long-term rate of return on assets (b)	4.25%	4.50%	5.25%	N/A	N/A	N/A	1.70%	1.80%	2.35%
Rate of increase in compensation levels	3.08%	3.34%	3.49%	—	5.00%	5.00%	N/A	N/A	N/A

(a)
The estimated discount rate for the Defined Benefit Pension Plan is 5.2% for the calculation of the 2023 net periodic pension costs.
(b)
The expected rate of return on plan assets for the Defined Benefit Pension Plan is 6.0% for the calculation of the 2023 net periodic pension cost.

The healthcare benefit obligation at December 31 was determined as follows:

	2022	2021
Trend Rate - Medical
Pre-65 for next year - All Plans	7.00%	6.05%
Pre-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2031	2030

Post-65 for next year - All Plans	6.00%	5.10%
Post-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2031	2030

The following benefit payments to employees, which reflect future service, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
2023	$26,889	$2,231	$5,600
2024	$26,882	$2,417	$5,313
2025	$27,870	$2,764	$5,022
2026	$28,182	$2,790	$4,883
2027	$28,166	$2,727	$4,769
2028 -2032	$140,416	$12,184	$21,147

(14)
SHARE-BASED COMPENSATION PLANS

On April 26, 2022, our shareholders approved the Amended and Restated 2015 Omnibus Incentive Plan (the "Amended Plan"), which was adopted by our Board of Directors and became effective on February 24, 2022. The Amended Plan increased the number of shares available for issuance under the 2015 Plan from 1,200,000 to a total of 2,900,000. The Amended Plan allows for the granting of stock, restricted stock, restricted stock units, stock options, performance shares and performance share units. We had 2,213,716 shares available to grant at December 31, 2022.

Compensation expense is determined using the grant date fair value estimated in accordance with the provisions of accounting standards for stock compensation and is recognized over the vesting periods of the individual awards. As of December 31, 2022, total unrecognized compensation expense related to non-vested stock awards was approximately $12 million and is expected to be recognized over a weighted-average period of 1.7 years. Stock-based compensation expense, which is included in Operations and maintenance on the accompanying Consolidated Statements of Income, was as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Stock-based compensation expense	$8,551	$9,655	$5,373

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

A summary of the status of the restricted stock and restricted stock units at December 31, 2022, was as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance at January 1, 2022	219	$67.64
Granted	70	69.03
Vested	(94)	69.64
Forfeited	(16)	66.03
Balance at December 31, 2022	179	$67.23

The weighted-average grant-date fair value of restricted stock granted, and the total fair value of shares vested during the years ended December 31, were as follows:

	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
		(in thousands)
2022	$69.03	$6,436
2021	$65.64	$5,400
2020	$69.49	$6,722

As of December 31, 2022, there was $7.5 million of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.7 years.

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

These performance awards are paid 50% in cash and 50% in common stock. The cash portion accrued is classified as a liability and the stock portion is classified as equity. In the event of a change-in-control, performance awards are paid 100% in cash. If it is determined that a change-in-control is probable, the equity portion of $1.4 million at December 31, 2022 would be reclassified as a liability.

The outstanding performance periods at December 31, 2022 were as follows (shares in thousands):

			Possible Payout Range of Target
Grant Date	Performance Period	Target Grant of Shares	Minimum	Maximum
January 1, 2020	January 1, 2020 - December 31, 2022	36	0%	200%

A summary of the status of the Performance Share Plan at December 31, 2022 was as follows:

	Equity Portion		Liability Portion
		Weighted-Average Grant Date		Weighted-Average Fair Value at
	Shares	Fair Value (a)	Shares	December 31, 2022
	(in thousands)		(in thousands)
Performance Shares balance at beginning of period	36	$68.14	36
Granted	—	—	—
Forfeited	—	—	—
Vested	(18)	68.72	(18)
Performance Shares balance at end of period	18	$81.42	18	$32.74

(a)
The grant date fair values for the performance shares granted in 2020 were determined by Monte Carlo simulation using a blended volatility of 18%, comprised of 50% historical volatility and 50% implied volatility and the average risk-free interest rate of the three-year United States Treasury security rate in effect as of the grant date.

The weighted-average grant-date fair value of performance share awards granted was as follows in the years ended:

Weighted Average Grant Date Fair Value
December 31, 2020	$81.42

Performance plan payouts have been as follows (in thousands):

Performance Period	Year Paid	Stock Issued	Cash Paid	Total Intrinsic Value
January 1, 2019 to December 31, 2021	2022	8	$519	$1,038
January 1, 2018 to December 31, 2020	2021	28	$1,647	$3,294
January 1, 2017 to December 31, 2019	2020	14	$1,100	$2,199

On January 25, 2023, the Compensation Committee of our Board of Directors determined that the Company’s total shareholder return for the January 1, 2020 to December 31, 2022 performance period was at the 26th percentile of its peer group and confirmed a payout equal to 27% of target shares, valued at $0.7 million. The payout was fully accrued at December 31, 2022.

Performance Share Units

Beginning in 2021, certain officers of the Company, and its subsidiaries, were granted performance share units which have a three-year vesting period, do not have voting rights until vested, and are subject to three specified conditions. A market condition of relative total shareholder return, and two equally weighted performance metrics of average earnings per share and the average cost to serve. The units are paid 100% in common stock should conditions be met and can range from 0% to 200% of the target award. Dividend equivalents are accrued during the vesting period and paid out based on the final number of shares awarded. In the event of participant’s death or retirement at age 55 or older, shares awarded vest on a pro-rata basis over the three-year period.

Performance Share Units - Market Condition

The fair value of each share unit is based on the Company’s closing price at December 31 of the year prior to the award and a Monte Carlo simulation. The Monte Carlo simulation is used to estimate expected share payout based on the Company’s TSR for a three-year performance period relative to the designated peer group beginning January 1 of the award year.

	2022	2021
Fair value of share units award	74.48	64.97
Three-year risk-free rate	0.97%	0.17%
Black Hills Corporation’s common stock volatility	30%	33%
Volatility range for the peer group	22-67%	25-76%

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

The following table summarizes the performance share unit activity for the year ended December 31, 2022:

	Performance Share Units - Market Condition		Performance Share Units - Performance Condition
	Share Units	Weighted-Average Fair Value per Share Unit	Share Units	Weighted-Average Fair Value per Share Unit
Nonvested at January 1, 2022	32,903	$64.97	21,948	$61.45
Granted	35,571	74.48	23,718	70.57
Nonvested at December 31, 2022	68,474	$69.91	45,666	$66.19

As of December 31, 2022, there was $4.1 million of unrecognized compensation expense related to outstanding performance share/unit plans that is expected to be recognized over a weighted-average period of 1.7 years.

(15)
INCOME TAXES

Winter Storm Uri

As discussed in Note 2 above, our Utilities received final commission approval for all of our Winter Storm Uri cost recovery applications, which will allow full recovery of our $546 million of incremental fuel, purchased power and natural gas costs. We will recover these costs from customers over several years, which will increase our taxable income on our tax returns by the amounts collected for each respective year. The incremental costs from Winter Storm Uri were deductible in our 2021 tax return and created a net deferred tax liability, which had balances as of December 31, 2022 and 2021 of $85 million and $124 million, respectively. The deferred tax liability is reversed with the same timing as the costs are recovered from our customers.

The income tax deduction recognized from Winter Storm Uri created a $509 million NOL in our 2021 federal income tax return and a $375 million NOL in our state income tax returns. Our federal NOL carryforwards related to Winter Storm Uri and other recent adjustments no longer expire due to the TCJA; however, our state NOL carryforwards expire at various dates from 2023 to 2041. We do not anticipate material changes to our valuation allowance against the state NOL carryforwards from Winter Storm Uri. Therefore, we did not record an additional valuation allowance against the state NOL carryforwards as of December 31, 2022 and 2021.

TCJA

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. As such, the Company remeasured the deferred income taxes at the 21% federal tax rate as of December 31, 2017. The entities subject to regulatory construct have made their best estimate regarding the probability of settlements of net regulatory liabilities established pursuant to the TCJA. The amount of the settlements may change based on decisions and actions by the federal and state utility commissions, which could have a material impact on the Company’s future results of operations, cash flows or financial position. A majority of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets. For the years ended December 31, 2022, 2021 and 2020, respectively, the Company has amortized, or provided bill credits for, $11 million, $23 million and $13 million of the regulatory liability. The portion that was eligible for amortization under the average rate assumption method in 2021 but is awaiting resolution of the treatment of these amounts in future regulatory proceedings has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings.

Beginning in 2022, the TJCA modified IRC 174 which changes how taxpayers account for research and development costs. After the IRC 174 modification, taxpayers must amortize specified research and experimental expenditures performed in the United States ratably over five years instead of deducting research and experimental expenditures. This modification did not have a material impact for the year ended December 31, 2022.

Income Tax Expense (Benefit)

Income tax expense (benefit) from continuing operations for the years ended December 31 was (in thousands):

	2022	2021	2020
Current:
Federal	$(467)	$574	$(6,020)
State	80	(666)	847
Current income tax (benefit)	(387)	(92)	(5,173)
Deferred:
Federal	23,205	2,170	35,672
State	2,387	5,091	2,419
Deferred income tax expense	25,592	7,261	38,091

Income tax expense	$25,205	$7,169	$32,918

Effective Tax Rates

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income tax (net of federal tax effect) (a)	0.5	1.2	2.4
Non-controlling interest (b)	(0.9)	(1.2)	(1.2)
Tax credits	(7.7)	(8.4)	(9.2)
Flow-through adjustments (c)	(1.4)	(3.2)	(1.6)
Uncertain Tax Benefits	—	0.3	1.5
Valuation Allowance	—	—	0.7
Other tax differences	(0.1)	(0.2)	0.6
Amortization of excess deferred income tax expense (d)	(2.5)	(3.1)	(2.3)
TCJA bill credits (e)	(0.4)	(3.6)	—
Effective Tax Rate	8.5%	2.8%	11.9%

(a)
The state effective tax rate contains the tax expense attributable to multiple statutory state rate reductions in the Company's state jurisdictions.
(b)
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
(d)
Primarily TCJA - see above.
(e)
Primarily related to one-time bill credits of TCJA benefits which were delivered to Colorado Electric and Nebraska Gas customers in 2021. These bill credits, which resulted in a reduction in revenue, were offset by a reduction in income tax expense and resulted in a minimal impact to Net income for the year ended December 31, 2021.

Deferred Tax Assets and Liabilities

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2022	2021
Deferred tax assets:
Regulatory liabilities	$74,728	$77,099
State tax credits	22,817	23,342
Federal NOL	191,992	227,535
State NOL	23,031	33,639
Partnership	12,755	13,395
Credit Carryovers	90,881	68,646
Other deferred tax assets	45,407	31,996
Less: Valuation allowance	(15,476)	(14,719)
Total deferred tax assets	446,135	460,933

Deferred tax liabilities:
Accelerated depreciation, amortization and other property-related differences	(645,762)	(597,284)
Regulatory assets	(94,433)	(124,582)
Goodwill	(57,884)	(45,471)
State deferred tax liability	(98,200)	(109,136)
Other deferred tax liabilities	(58,797)	(49,848)
Total deferred tax liabilities	(955,076)	(926,321)

Net deferred tax liability	$(508,941)	$(465,388)

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2022, we have federal NOL and state NOL and tax credit carryforwards that will expire at various dates as follows (in thousands):

	Amounts	Expiration Dates
Federal NOL Carryforward	$330,085	2023 to 2037
Federal NOL Carryforward	$584,161	No expiration

State NOL Carryforward (a)	$408,269	2023 to 2041
State Tax Credit Carryforward	$22,817	2023 to 2041

(a)
The carryforward balance is reflected on the basis of apportioned tax losses to jurisdictions imposing state income taxes.

As of December 31, 2022, we had a $1.1 million valuation allowance against the state NOL carryforwards. Our 2022 analysis of the ability to utilize such NOLs resulted in no increase in the valuation allowance. If the valuation allowance is adjusted due to higher or lower than anticipated utilization of the NOLs, the offsetting amount will affect tax expense.

As of December 31, 2022, we had a $14 million valuation allowance against the state ITC carryforwards. Our 2022 analysis of the ability to utilize such ITC resulted in a $0.8 million increase in the valuation allowance, which resulted in an increase to tax expense of $0.6 million. The remaining $0.2 million increase is attributable to our regulated business and is being accounted for under the deferral method whereby the credits are amortized to expense over the estimated useful life of the underlying asset that generated the credit. The valuation allowance adjustment was primarily attributable to expiring state ITC credits.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, without interest, at the beginning and end of the period included in Other deferred credits and other liabilities on the accompanying Consolidated Balance Sheets (in thousands):

Changes in Uncertain Tax Positions:	2022	2021	2020
Beginning balance	$10,554	$8,383	$4,165
Additions for prior year tax positions	7	448	3,788
Reductions for prior year tax positions	(773)	(732)	(1,313)
Additions for current year tax positions	2,097	2,455	1,743
Ending balance	$11,885	$10,554	$8,383

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $5.7 million.

We recognized no interest expense associated with income taxes for the years ended December 31, 2022, 2021 and 2020. We had no accrued interest (before tax effect) associated with income taxes at December 31, 2022 and 2021.

The Company is subject to federal income tax as well as income tax in various state and local jurisdictions.

As of December 31, 2022, we do not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease on or before December 31, 2023.

(16)
BUSINESS SEGMENT INFORMATION

Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making decisions, allocating resources and assessing financial performance. Our operating segments are based on our method of internal reporting, which is generally segregated by differences in products and services. All of our operations and assets are located within the United States.

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

Corporate and Other represents certain unallocated expenses for administrative activities that support our operating segments. Corporate and Other also includes business development activities that are not part of our operating segments.

Our CODM assesses the performance of our operating segments based on operating income. Our operating segments are equivalent to our reportable segments.

Segment information was as follows (in thousands):

	Consolidating Income Statement
Year ended December 31, 2022	Electric Utilities	Gas Utilities	Corporate	Inter-Company Eliminations	Total

Revenue -
Contracts with customers	$882,899	$1,659,957	$—	$—	$2,542,856
Other revenues	5,548	3,412	—	—	8,960
	888,447	1,663,369	—	—	2,551,816
Inter-company operating revenue -
Contracts with customers	11,715	5,292	538	(17,545)	—
Other revenues	—	429	368,201	(368,630)	—
	11,715	5,721	368,739	(386,175)	—
Total revenue	900,162	1,669,090	368,739	(386,175)	2,551,816

Fuel, purchased power and cost of natural gas sold	266,284	965,108	(11)	(831)	1,230,550
Operations and maintenance, including taxes	283,654	345,143	309,773	(323,457)	615,113
Depreciation, depletion and amortization	135,966	114,679	26,964	(26,700)	250,909
Operating income (loss)	$214,258	$244,160	$32,013	$(35,187)	$455,244

Interest expense, net					(160,989)
Impairment of investment					—
Other income (expense), net					1,708
Income tax benefit (expense)					(25,205)
Net income					270,758
Net income attributable to non-controlling interest					(12,371)
Net income available for common stock					$258,387

	Consolidating Income Statement
Year ended December 31, 2021	Electric Utilities	Gas Utilities	Corporate	Inter-Company Eliminations	Total

Revenue -
Contracts with customers	$825,404	$1,105,430	$—	$—	$1,930,834
Other revenues	5,336	12,932	—	—	18,268
	830,740	1,118,362	—	—	1,949,102
Inter-company operating revenue -
Contracts with customers	11,518	6,110	196	(17,824)	—
Other revenues	—	393	356,151	(356,544)	—
	11,518	6,503	356,347	(374,368)	—
Total revenue	842,258	1,124,865	356,347	(374,368)	1,949,102

Fuel, purchased power and cost of natural gas sold	248,018	494,738	96	(918)	741,934
Operations and maintenance, including taxes	260,036	314,810	293,265	(306,325)	561,786
Depreciation, depletion and amortization	131,528	104,160	26,838	(26,573)	235,953
Operating income (loss)	$202,676	$211,157	$36,148	$(40,552)	$409,429

Interest expense, net					(152,404)
Impairment of investment					—
Other income (expense), net					1,404
Income tax benefit (expense)					(7,169)
Net income					251,260
Net income attributable to non-controlling interest					(14,516)
Net income available for common stock					$236,744

	Consolidating Income Statement
Year ended December 31, 2020	Electric Utilities	Gas Utilities	Corporate	Inter-Company Eliminations	Total

Revenue -
Contracts with customers	$721,108	$959,696	$—	$—	$1,680,804
Other revenues	6,175	9,962	—	—	16,137
	727,283	969,658	—	—	1,696,941
Inter-company operating revenue -
Contracts with customers	11,574	4,724	167	(16,465)	—
Other revenues	—	288	352,976	(353,264)	—
	11,574	5,012	353,143	(369,729)	—
Total revenue	738,857	974,670	353,143	(369,729)	1,696,941

Fuel, purchased power and cost of natural gas sold	138,572	354,645	83	(896)	492,404
Operations and maintenance, including taxes	265,679	303,577	284,501	(301,980)	551,777
Depreciation, depletion and amortization	123,632	100,559	25,150	(24,884)	224,457
Operating income (loss)	$210,974	$215,889	$43,409	$(41,969)	$428,303

Interest expense, net					(143,470)
Impairment of investment					(6,859)
Other income (expense), net					(2,293)
Income tax benefit (expense)					(32,918)
Net income					242,763
Net income attributable to non-controlling interest					(15,155)
Net income available for common stock					$227,608

Total Assets (net of intercompany eliminations) as of December 31,	2022	2021
Electric Utilities	$3,929,721	$3,796,662
Gas Utilities	5,578,282	5,246,370
Corporate and Other	110,227	88,864
Total assets	$9,618,230	$9,131,896

Capital Expenditures (a) for the years ended December 31,	2022	2021	2020
Electric Utilities	$243,133	$285,770	$288,683
Gas Utilities	349,438	383,320	449,209
Corporate and Other	5,097	10,500	17,500
Total capital expenditures	$597,668	$679,590	$755,392

(a)
Includes accruals for property, plant and equipment as disclosed in the Supplemental Cash Flow Information to the Consolidated Statement of Cash Flows.

(17)
SUBSEQUENT EVENTS

Except as described in Note 2, there have been no events subsequent to December 31, 2022 which would require recognition in the Consolidated Financial Statements or disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2022. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is presented on Page 56 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors and information required by Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is set forth in the Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference. Information about our Executive Officers is reported in Part 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is set forth in the Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is set forth in the Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table includes information as of December 31, 2022 with respect to our equity compensation plans which includes the Amended and Restated 2015 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	$255,588	(1)	$-	(1)	$2,213,716	(2)
Equity compensation plans not approved by security holders	---		-		---
Total	$255,588		$-		$2,213,716

(1)
255,588 full value awards outstand as of December 31, 2022, comprised of restricted stock units, performance shares, short-term incentive plan (STIP) units and Director common stock units. In addition, 163,387 shares of unvested restricted stock were outstanding as of December 31, 2022, which are not included in the table above because they have already been issued. We do not have any outstanding options, warrant or rights.
(2)
Shares available for issuance are from the 2015 Amended and Restated Omnibus Incentive Plan. The 2015 Amended and Restated Omnibus Incentive Plan permits grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is set forth in the Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is set forth in the Proxy Statement for our 2023 Annual Meeting to Shareholders, which is incorporated herein by reference.

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

4.4	Form of Stock Certificate for Common Stock, Par Value $1.00 Per Share (filed as Exhibit 4.2 to the Registrant’s Form 10-K for 2000).
4.5	Description of Securities (filed as Exhibit 4.5 to the Registrant's Form 10-K for 2019)
10.1†	Amended and Restated Pension Equalization Plan of Black Hills Corporation dated November 6, 2001 (filed as Exhibit 10.11 to the Registrant’s Form 10-K/A for 2001).
10.1.1†	First Amendment to Pension Equalization Plan (filed as Exhibit 10.10 to the Registrant’s Form 10-K for 2002).
10.1.2†	Grandfather Amendment to the Amended and Restated Pension Equalization Plan of Black Hills Corporation (filed as Exhibit 10.2 to the Registrant’s Form 10-K for 2008).
10.2†	Restoration Plan of Black Hills Corporation (filed as Exhibit 10.5 to the Registrant’s Form 10-K for 2008).
10.2.1†	First Amendment to the Restoration Plan of Black Hills Corporation dated July 24, 2011 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011).
10.3†	Black Hills Corporation Non-qualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011 (filed as Exhibit 10.4 to the Registrant’s Form 10-K for 2010).
10.3.1†	First Amendment to the Black Hills Corporation Nonqualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011 (filed as Exhibit 10.5 to the Registrant’s Form 10-K for 2018).
10.4*†	Black Hills Corporation Post-2018 Nonqualified Deferred Compensation Plan.
10.5†	Black Hills Corporation 2005 Omnibus Incentive Plan (”Omnibus Plan”) (filed as Appendix A to the Registrant’s Proxy Statement filed April 13, 2005).
10.5.1†	First Amendment to the Omnibus Plan (filed as Exhibit 10.11 to the Registrant’s Form 10-K for 2008).
10.5.2†	Second Amendment to the Omnibus Plan (filed as Exhibit 10 to the Registrant’s Form 8-K filed on May 26, 2010).

10.6*†	Black Hills Corporation Amended and Restated 2015 Omnibus Incentive Plan effective Janaury 24, 2023.
10.7†	Form of Stock Option Agreement for Omnibus Plan effective for awards granted on or after January 1, 2014 (filed as Exhibit 10.7 to the Registrant’s Form 10-K for 2013).
10.8†	Form of Stock Option Agreement effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.8 to Registrant’s Form 10-K for 2015).
10.9†	Form of Restricted Stock Award Agreement for 2015 Omnibus Incentive Plan effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.10 to Registrant’s Form 10-K for 2015).
10.10†	Form of Restricted Stock Award Agreement for 2015 Omnibus Incentive Plan effective for awards granted on or after January 26, 2021. (filed as Exhibit 10.11 to the Registrant's Form 10-K for 2020)
10.11†	Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Plan effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.12 to the Registrant’s Form 10-K for 2015).
10.12†	Form of Performance Share Award Agreement effective for awards granted on or after January 1, 2016 (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).
10.13†	Form of Performance Share Award Agreement effective for awards granted on or after January 1, 2017 (filed as Exhibit 10.12 to the Registrant's Form 10-K for 2019).
10.14†	Form of Short-term Incentive Plan for Officers Award Agreement effective for awards granted on or after January 1, 2021 (filed as Exhibit 10.16 to the Registrant's Form 10-K for 2020).
10.15†	Form of Performance Unit Award Agreement for 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2021. (filed as Exhibit 10.17 to the Registrant's Form 10-K for 2020)
10.16†	Form of Indemnification Agreement (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on September 3, 2004).
10.17*†	Change in Control Agreement dated November 15, 2022 between Black Hills Corporation and Linden R. Evans.
10.18*†	Change in Control Agreements dated November 15, 2022 between Black Hills Corporation and its non-CEO Senior Executive Officers.
10.19†	Outside Directors Stock Based Compensation Plan as Amended and Restated effective January 1, 2009 (filed as Exhibit 10.23 to the Registrant’s Form 10-K for 2008).
10.19.1†	First Amendment to the Outside Directors Stock Based Compensation Plan effective January 1, 2011 (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2010).
10.19.2†	Second Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2013 (filed as Exhibit 10.15 to the Registrant’s Form 10-K for 2012).
10.19.3†	Third Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2015 (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2014).
10.19.4†

Fourth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2017 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2016).

10.19.5†	Fifth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2018 (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2017).
10.19.6†	Sixth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2019 (filed as Exhibit 10.18 to the Registrant’s Form 10-K for 2018).
10.20†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees (filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).
10.21	Equity Distribution Sales Agreement dated August 4, 2020 among Black Hills Corporation and the several Agents named therein (filed as Exhibit 1.1 to the Registrant’s Form 8-K filed on August 4, 2020).
10.22

Fourth Amended and Restated Credit Agreement dated as of July 19, 2021 (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and U.S. Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 19, 2021).

10.23

Credit Agreement dated as of February 24, 2021 among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and U.S. Bank National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Form 8–K filed on February 25, 2021).

10.24	Non-Employee Director Equity Compensation Plan effective January 1, 2022 (filed as Exhibit 10.25 to the Registrant's Form 10-K filed on Februrary 15, 2022).
10.25

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) effective for awards granted on or after January 1, 2022 (filed as Exhibit 10.26 to the Registrant's Form 10-K filed on February 15, 2022).

10.26	Coal Leases between WRDC and the Federal Government

     -Dated May 1, 1959 (filed as Exhibit 5(i) to the Registrant’s Form S‑7, File No. 2‑60755)

        -Modified January 22, 1990 (filed as Exhibit 10(h) to the Registrant’s Form 10‑K for 1989)

     -Dated April 1, 1961 (filed as Exhibit 5(j) to the Registrant’s Form S‑7, File No. 2‑60755)

        -Modified January 22, 1990 (filed as Exhibit 10(i) to Registrant’s Form 10‑K for 1989)

     -Dated October 1, 1965 (filed as Exhibit 5(k) to the Registrant’s Form S‑7, File No. 2‑60755)

        -Modified January 22, 1990 (filed as Exhibit 10(j) to the Registrant’s Form 10‑K for 1989).

10.27	Assignment of Mining Leases and Related Agreement effective May 27, 1997, between WRDC and Kerr-McGee Coal Corporation (filed as Exhibit 10(u) to the Registrant’s Form 10-K for 1997).
10.28*†	Form of Short-term Incentive Plan Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2023.
10.29*†	Form of Performance Unit Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2023.
10.30*†	Form of Restricted Stock Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 24, 2023.
21*	List of Subsidiaries of Black Hills Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS CORPORATION

		By:	/S/ LINDEN R. EVANS
Linden R. Evans, President and Chief Executive Officer
Dated:	February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ STEVEN R. MILLS	Director and	February 14, 2023
Steven R. Mills	Chairman

/S/ LINDEN R. EVANS	Director and	February 14, 2023
Linden R. Evans, President	Principal Executive Officer
and Chief Executive Officer

/S/ RICHARD W. KINZLEY	Principal Financial and	February 14, 2023
Richard W. Kinzley, Senior Vice President	Accounting Officer
and Chief Financial Officer

/S/ BARRY M. GRANGER	Director	February 14, 2023
Barry M. Granger

/S/ TONY A. JENSEN	Director	February 14, 2023
Tony A. Jensen

/S/ KATHLEEN S. MCALLISTER	Director	February 14, 2023
Kathleen S. McAllister

/S/ ROBERT P. OTTO	Director	February 14, 2023
Robert P. Otto

/S/ SCOTT M. PROCHAZKA	Director	February 14, 2023
Scott M. Prochazka

/S/ REBECCA B. ROBERTS	Director	February 14, 2023
Rebecca B. Roberts

/S/ MARK A. SCHOBER	Director	February 14, 2023
Mark A. Schober

/S/ TERESA A. TAYLOR	Director	February 14, 2023
Teresa A. Taylor