Form 10-Q
period 2023-03-31
BLACK HILLS CORP /SD/
filed 2023-05-04
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common stock, $1.00 par value	66,660,004	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASU	Accounting Standards Update issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Energy	The name used to conduct the business of our utility companies.
Black Hills Energy Services

Black Hills Energy Services Company, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas commodity supply for the Choice Gas Programs (doing business as Black Hills Energy)

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

Clean Energy Plan

2030 Ready Plan that establishes a roadmap and preferred resource portfolio for Colorado Electric to cost-effectively achieve the State of Colorado's requirement calling upon electric utilities to reduce GHG emissions by a minimum of 80% by 2030. The preferred resource portfolio calls for the addition of 149 MW of wind, 258 MW of solar and 50 MW of battery storage to Colorado Electric's system. The final mix of resources will be determined by the results of a competitive solicitation starting in 2023. Colorado legislation allows electric utilities to own up to 50% of the renewable generation assets added to comply with the Clean Energy Plan.

Colorado Electric	Black Hills Colorado Electric, LLC, a direct, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Colorado (doing business as Black Hills Energy).
Colorado Gas	Black Hills Colorado Gas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Colorado (doing business as Black Hills Energy).
Common Use System

The Common Use System is a jointly operated transmission system we participated in with Basin Electric Power Cooperative and Powder River Energy Corporation. The Common Use System provides transmission service over these utilities' combined 230-kilovolt (kV) and limited 69-kV transmission facilities within areas of southwestern South Dakota and northeastern Wyoming.

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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
MEAN	Municipal Energy Agency of Nebraska
MMBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
N/A	Not applicable
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
NOx	Nitrogen oxide
Northern Iowa Windpower

Northern Iowa Windpower, LLC, a 87.1 MW wind farm located near Joice, Iowa, previously owned by Black Hills Electric Generation. In March 2023, Black Hills Electric Generation completed the sale of Northern Iowa Windpower assets to a third-party.

OCI	Other Comprehensive Income
PPA	Power Purchase Agreement
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

SEC	United States Securities and Exchange Commission
Service Guard Comfort Plan	Appliance protection plan that provides home appliance repair services through on-going monthly service agreements to residential utility customers.
S&P	S&P Global Ratings, a division of S&P Global Inc.
SOFR	Secured Overnight Financing Rate
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

Utilities	Black Hills' Electric and Gas Utilities

Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential.
Winter Storm Uri

February 2021 winter weather event that caused extreme cold temperatures in the central United States and led to unprecedented fluctuations in customer demand and market pricing for natural gas and energy.

WPSC	Wyoming Public Service Commission
Wygen I

A mine-mouth, coal-fired power plant with a total capacity of 90 MW located at our Gillette, Wyoming energy complex. Black Hills Wyoming owns a 76.5% of the facility and Municipal Energy Agency of Nebraska (MEAN) owns the remaining 23.5%.

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation, the risk factors described in Item 1A of Part I of our 2022 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and other reports that we file with the SEC from time to time, and the following:

•
Our ability to obtain adequate cost recovery for our utility operations through regulatory proceedings and favorable rulings on periodic applications to recover costs for capital additions, plant retirements and decommissioning, fuel, transmission, purchased power, and other operating costs and the timing in which new rates would go into effect;

•
Our ability to complete our capital program in a cost-effective and timely manner;

•
Our ability to execute on our strategy;

•
Our ability to successfully execute our financing plans;

•
The effects of changing interest rates;

•
Our ability to achieve our greenhouse gas emissions intensity reduction goals;

•
Board of Directors’ approval of any future quarterly dividends;

•
The impact of future governmental regulation;

•
Our ability to overcome the impacts of supply chain disruptions on availability and cost of materials;

•
The effects of inflation and volatile energy prices; and

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Revenue	$921,159	$823,570

Operating expenses:
Fuel, purchased power and cost of natural gas sold	526,267	436,926
Operations and maintenance	140,988	136,132
Depreciation, depletion and amortization	61,643	60,463
Taxes - property and production	17,378	16,696
Total operating expenses	746,276	650,217

Operating income	174,883	173,353

Other income (expense):
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(44,065)	(38,821)
Interest income	561	276
Other income, net	674	704
Total other income (expense)	(42,830)	(37,841)

Income before income taxes	132,053	135,512
Income tax (expense)	(14,673)	(14,488)
Net income	117,380	121,024
Net income attributable to non-controlling interest	(3,296)	(3,498)
Net income available for common stock	$114,084	$117,526

Earnings per share of common stock:
Earnings per share, Basic	$1.73	$1.82
Earnings per share, Diluted	$1.73	$1.82

Weighed average common shares outstanding:
Basic	66,036	64,565
Diluted	66,132	64,721

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$117,380	$121,024

Other comprehensive income (loss), net of tax;
Reclassification adjustments of benefit plan liability - prior service cost (net of tax of $0 and $6, respectively)	-	(18)
Reclassification adjustments of benefit plan liability - net loss (net of tax of $(16) and $(45), respectively)	28	143
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(150) and $(177), respectively)	563	536
Net unrealized gains (losses) on commodity derivatives (net of tax of $268 and $(340), respectively)	(855)	1,047
Reclassification of net realized (gains) losses on settled commodity derivatives (net of $(466) and $552, respectively)	1,484	(1,702)
Other comprehensive income, net of tax	1,220	6

Comprehensive income	118,600	121,030
Less: comprehensive income attributable to non-controlling interest	(3,296)	(3,498)
Comprehensive income available for common stock	$115,304	$117,532

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	March 31, 2023	December 31, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,365	$21,430
Restricted cash and equivalents	5,765	5,555
Accounts receivable, net	477,089	508,192
Materials, supplies and fuel	129,960	207,421
Derivative assets, current	153	582
Income tax receivable, net	17,772	17,637
Regulatory assets, current	214,838	260,312
Other current assets	33,376	50,579
Total current assets	918,318	1,071,708

Property, plant and equipment	8,466,173	8,374,790
Less: accumulated depreciation and depletion	(1,628,772)	(1,576,842)
Total property, plant and equipment, net	6,837,401	6,797,948

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	9,296	9,589
Regulatory assets, non-current	347,031	392,669
Other assets, non-current	48,636	46,862
Total other assets, non-current	1,704,417	1,748,574

TOTAL ASSETS	$9,460,136	$9,618,230

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	March 31, 2023	December 31, 2022
	(in thousands)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$173,221	$310,020
Accrued liabilities	228,861	243,457
Derivative liabilities, current	1,729	6,600
Regulatory liabilities, current	110,100	46,013
Notes payable	-	535,600
Current maturities of long-term debt	525,000	525,000
Total current liabilities	1,038,911	1,666,690

Long-term debt, net of current maturities	3,954,409	3,607,340

Deferred credits and other liabilities:
Deferred income tax liabilities, net	535,852	508,941
Regulatory liabilities, non-current	466,961	472,560
Benefit plan liabilities	117,765	116,742
Other deferred credits and other liabilities	154,507	156,062
Total deferred credits and other liabilities	1,275,085	1,254,305

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholder's equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 66,670,709 and 66,140,396 shares, respectively	66,671	66,140
Additional paid-in capital	1,911,476	1,882,653
Retained earnings	1,136,844	1,064,122
Treasury stock, at cost - 41,114 and 36,726 shares, respectively	(2,697)	(2,435)
Accumulated other comprehensive income (loss)	(14,347)	(15,567)
Total stockholders' equity	3,097,947	2,994,913
Non-controlling interest	93,784	94,982
Total equity	3,191,731	3,089,895

TOTAL LIABILITIES AND TOTAL EQUITY	$9,460,136	$9,618,230

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2023	2022
Operating activities:	(in thousands)
Net income	$117,380	$121,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	61,643	60,463
Deferred financing cost amortization	2,410	2,475
Stock compensation	1,784	3,638
Deferred income taxes	14,858	14,462
Employee benefit plans	3,021	1,173
Other adjustments, net	(2,816)	5,337
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	76,122	34,995
Accounts receivable and other current assets	28,729	(71,241)
Accounts payable and other current liabilities	(127,233)	(8,422)
Regulatory assets	154,666	98,528
Other operating activities, net	(1,819)	1,689
Net cash provided by operating activities	328,745	264,121

Investing activities:
Property, plant and equipment additions	(119,105)	(136,779)
Other investing activities	17,600	(1,065)
Net cash (used in) investing activities	(101,505)	(137,844)

Financing activities:
Dividends paid on common stock	(41,362)	(38,533)
Common stock issued	27,383	3,791
Net borrowings (payments) of Revolving Credit Facility and CP Program	(535,600)	(78,700)
Long-term debt - issuance	350,000	-
Distributions to non-controlling interests	(4,494)	(4,420)
Other financing activities	(5,022)	(878)
Net cash (used in) financing activities	(209,095)	(118,740)

Net change in cash, restricted cash and cash equivalents	18,145	7,537

Cash, restricted cash and cash equivalents beginning of period	26,985	13,810
Cash, restricted cash and cash equivalents end of period	$45,130	$21,347

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(27,569)	$(23,605)
Income taxes	49	-
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at March 31,	42,102	39,559

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2022	66,140,396	$66,140	36,726	$(2,435)	$1,882,653	$1,064,122	$(15,567)	$94,982	$3,089,895
Net income	-	-	-	-	-	114,084	-	3,296	117,380
Other comprehensive income, net of tax	-	-	-	-	-	-	1,220	-	1,220
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41,362)	-	-	(41,362)
Share-based compensation	84,735	85	4,388	(262)	1,886	-	-	-	1,709
Issuance of common stock	445,578	446	-	-	27,273	-	-	-	27,719
Issuance costs	-	-	-	-	(336)	-	-	-	(336)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,494)	(4,494)
March 31, 2023	66,670,709	$66,671	41,114	$(2,697)	$1,911,476	$1,136,844	$(14,347)	$93,784	$3,191,731

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2021	64,793,095	$64,793	54,078	$(3,509)	$1,783,436	$962,458	$(20,084)	$100,029	$2,887,123
Net income	-	-	-	-	-	117,526	-	3,498	121,024
Other comprehensive income, net of tax	-	-	-	-	-	-	6	-	6
Dividends on common stock ($0.595 per share)	-	-	-	-	-	(38,533)	-	-	(38,533)
Share-based compensation	425	-	(34,393)	2,222	(191)	-	-	-	2,031
Issuance of common stock	55,707	56	-	-	3,776	-	-	-	3,832
Issuance costs	-	-	-	-	(41)	-	-	-	(41)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,420)	(4,420)
March 31, 2022	64,849,227	$64,849	19,685	$(1,287)	$1,786,980	$1,041,451	$(20,078)	$99,107	$2,971,022

BLACK HILLS CORPORATION

Condensed Notes to Consolidated Financial Statements

(unaudited)

(Reference is made to Notes to Consolidated Financial Statements included in the Company’s 2022 Annual Report on Form 10-K)

(1)
Management’s Statement

The unaudited Consolidated Financial Statements included herein have been prepared by Black Hills Corporation (together with our subsidiaries the “Company”, “us”, “we” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes included in our 2022 Annual Report on Form 10-K.

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2023, December 31, 2022 and March 31, 2022 financial information. Certain lines of business in which we operate are highly seasonal, and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

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

(2)
Regulatory Matters

We had the following regulatory assets and liabilities (in thousands):

	As of	As of
	March 31, 2023	December 31, 2022
Regulatory assets
Winter Storm Uri (a)	$253,835	$347,980
Deferred energy and fuel cost adjustments (b)	79,020	72,580
Deferred gas cost adjustments (b)	16,047	12,147
Gas price derivatives (b)	-	8,793
Deferred taxes on AFUDC (b)	7,482	7,333
Employee benefit plans and related deferred taxes (c)	88,710	89,259
Environmental (b)	1,341	1,343
Loss on reacquired debt (b)	18,764	19,213
Deferred taxes on flow through accounting (b)	74,022	69,529
Decommissioning costs (b)	2,850	3,472
Other regulatory assets (b)	19,798	21,332
Total regulatory assets	561,869	652,981
Less current regulatory assets	(214,838)	(260,312)
Regulatory assets, non-current	$347,031	$392,669

Regulatory liabilities
Deferred energy and gas costs (b)	$106,030	$41,722
Employee benefit plan costs and related deferred taxes (c)	33,839	34,258
Cost of removal (b)	177,453	175,614
Excess deferred income taxes (c)	248,126	254,833
Other regulatory liabilities (c)	11,613	12,146
Total regulatory liabilities	577,061	518,573
Less current regulatory liabilities	(110,100)	(46,013)
Regulatory liabilities, non-current	$466,961	$472,560

(a)
Timing of Winter Storm Uri incremental cost recovery and associated carrying costs vary by jurisdiction.
(b)
Recovery or repayment of costs, but we are not allowed a rate of return.
(c)
In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Activity

Except as discussed below, there have been no other significant changes to our Regulatory Matters from those previously disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

RMNG

On April 7, 2023, RMNG filed a settlement agreement with the CPUC for its rate review filed on October 7, 2022. The agreement is expected to generate $8.2 million in new annual revenue and establishes a weighted average cost of capital of 6.93% with a capital structure that reflects an equity range of 50% to 52%, a debt range of 50% to 48% and a return on equity range of 9.5% to 9.7%. The settlement also shifts $8.3 million of SSIR revenues to base rates and terminates the SSIR. The agreement is awaiting a decision by an administrative law judge, with new rates expected in the third quarter of 2023.

Wyoming Electric

On June 1, 2022, Wyoming Electric filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 1330-mile electric distribution and 59-mile electric transmission systems. On January 26, 2023, the WPSC approved a settlement agreement with intervening parties for a general rate increase. The settlement is expected to generate $8.7 million in new annual revenue with a capital structure of 52% equity and 48% debt and a return on equity of 9.75%. New rates were effective March 1, 2023. The agreement also includes approval of a new rider that will be filed annually to recover transmission investment and expenses.

(3)
Commitments, Contingencies and Guarantees

There have been no significant changes to commitments, contingencies and guarantees from those previously disclosed in Note 3 of our Notes to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three months ended March 31, 2023 and 2022. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended March 31, 2023	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$174,903	$635,545	$-	$810,448
Transportation	-	52,843	(115)	52,728
Wholesale	9,398	-	-	9,398
Market - off-system sales	16,124	281	-	16,405
Transmission/Other	17,404	10,023	(4,351)	23,076
Revenue from contracts with customers	$217,829	$698,692	$(4,466)	$912,055
Other revenues	880	8,224	-	9,104
Total revenues	$218,709	$706,916	$(4,466)	$921,159

Timing of revenue recognition:
Services transferred at a point in time	$8,657	$-	$-	$8,657
Services transferred over time	209,172	698,692	(4,466)	903,398
Revenue from contracts with customers	$217,829	$698,692	$(4,466)	$912,055

Three Months Ended March 31, 2022	Electric Utilities	Gas Utilities	Inter-company Revenues	Total
Customer types:	(in thousands)
Retail	$172,806	$561,013	$-	$733,819
Transportation	-	49,523	(99)	49,424
Wholesale	10,275	-	-	10,275
Market - off-system sales	7,154	238	-	7,392
Transmission/Other	15,433	9,575	(4,149)	20,859
Revenue from contracts with customers	$205,668	$620,349	$(4,248)	$821,769
Other revenues	870	1,043	(112)	1,801
Total revenues	$206,538	$621,392	$(4,360)	$823,570

Timing of revenue recognition:
Services transferred at a point in time	$7,113	$-	$-	$7,113
Services transferred over time	198,555	620,349	(4,248)	814,656
Revenue from contracts with customers	$205,668	$620,349	$(4,248)	$821,769

(5)
Financing

Short-term Debt

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity (dollars in thousands):

	March 31, 2023	December 31, 2022
Amount outstanding	$—	$535,600
Letters of credit (a)	$2,401	$24,626
Available capacity	$747,599	$189,774
Weighted average interest rates	N/A	4.88%

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Maximum amount outstanding (based on daily outstanding balances)	$548,700	$429,000
Average amount outstanding (based on daily outstanding balances)	$331,268	$360,823
Weighted average interest rates	4.91%	0.44%

Long-term Debt

On March 7, 2023, we completed a public debt offering of $350 million, 5.95% five year senior unsecured notes due March 15, 2028. The proceeds from the offering, which were net of $4.2 million of deferred financing costs, were used to repay notes outstanding under our CP Program and for other general corporate purposes.

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

We were in compliance with our covenants at March 31, 2023, as shown below:

	As of March 31, 2023	Covenant Requirement
Consolidated Indebtedness to Capitalization Ratio	59.1%	Less than 65%

Wyoming Electric

Covenants within Wyoming Electric's financing agreements require Wyoming Electric to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of March 31, 2023, we were in compliance with these financial covenants.

Equity

At-the-Market Equity Offering Program

ATM activity was as follows (net proceeds and issuance costs in millions):

	Three Months Ended March 31,
	2023	2022
Proceeds, (net of issuance costs of $(0.3), $(0.0) respectively)	$27.4	$3.8
Average price per share	$62.21	$68.79
Number of shares issued	445,578	55,707

As of March 31, 2023, there were 34,040 shares issued, but not settled.

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income available for common stock	$114,084	$117,526

Weighted average shares - basic	66,036	64,565
Dilutive effect of:
Equity compensation	96	156
Weighted average shares - diluted	66,132	64,721

Earnings per share of common stock:
Earnings per share, Basic	$1.73	$1.82
Earnings per share, Diluted	$1.73	$1.82

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in thousands):

	Three Months Ended March 31,
	2023	2022
Equity compensation	53	-
Anti-dilutive shares	53	-

(7)
Risk Management and Derivatives

Market and Credit Risk Disclosures

Our activities in the energy industry expose us to a number of risks in the normal operations of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and credit risk. Valuation methodologies for our derivatives are detailed within Note 1 of the Notes to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed but not limited to, the following market risks:

•
Commodity price risk associated with our retail natural gas and wholesale electric power marketing activities and our fuel procurement for several of our gas-fired generation assets, which include market fluctuations due to unpredictable factors such as weather, geopolitical events, pandemics, market speculation, recession, inflation, pipeline constraints, and other factors that may impact natural gas and electric supply and demand; and

•
Interest rate risk associated with future debt, including reduced access to liquidity during periods of extreme capital markets volatility.

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

Derivatives and Hedging Activity

Our derivative and hedging activities included in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Comprehensive Income are detailed below and in Note 8.

The operations of our Utilities, including natural gas sold by our Gas Utilities and natural gas used by our Electric Utilities’ generation plants or those plants under PPAs where our Electric Utilities must provide the generation fuel (tolling agreements), expose our utility customers to natural gas price volatility. Therefore, as allowed or required by state utility commissions, we enter into commission approved hedging programs utilizing natural gas futures, options, over-the-counter swaps and basis swaps to reduce our customers’ underlying exposure to these fluctuations. These transactions are considered derivatives, and in accordance with accounting standards for derivatives and hedging, mark-to-market adjustments are recorded as Derivative assets or Derivative liabilities on the accompanying Consolidated Balance Sheets, net of balance sheet offsetting as permitted by GAAP.

For our regulated Utilities’ hedging plans, unrealized and realized gains and losses, as well as option premiums and commissions on these transactions, are recorded as Regulatory assets or Regulatory liabilities in the accompanying Consolidated Balance Sheets in accordance with the state regulatory commission guidelines. When the related costs are recovered through our rates, the hedging activity is recognized in the Consolidated Statements of Income.

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

To support our Choice Gas Program customers, we buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from April 2023 through October 2025. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long positions as of:

	March 31, 2023		December 31, 2022
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	-	N/A	630,000	3
Natural gas options purchased, net	-	N/A	1,790,000	3
Natural gas basis swaps purchased	-	N/A	900,000	3
Natural gas over-the-counter swaps, net (b)	3,270,000	26	4,460,000	24
Natural gas physical contracts, net (c)	3,881,190	12	17,864,412	12

(a)
Term reflects the maximum forward period hedged.
(b)
As of March 31, 2023, 574,800 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchases and normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At March 31, 2023, the Company posted $0.6 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

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

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$-	$118
Noncurrent commodity derivatives	Other assets, non-current	-	198
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(543)	(1,703)
Noncurrent commodity derivatives	Other assets, non-current	(2)	-
Total derivatives designated as hedges		$(545)	$(1,387)

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$153	$464
Noncurrent commodity derivatives	Other assets, non-current	111	337
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(1,186)	(4,897)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(20)	(18)
Total derivatives not designated as hedges		$(942)	$(4,114)

Derivatives Designated as Hedge Instruments

The impacts of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three months ended March 31, 2023 and 2022. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Location on the Consolidated Statements of Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$713	$713	Interest expense	$(713)	$(713)
Commodity derivatives	827	(867)	Fuel, purchased power and cost of natural gas sold	(1,950)	2,254
Total	$1,540	$(154)		$(2,663)	$1,541

As of March 31, 2023, $3.6 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three months ended March 31, 2023 and 2022. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended March 31,
		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	$(3,094)	$3,494
		$(3,094)	$3,494

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized gains included in our Regulatory liability accounts related to these financial instruments in our Gas Utilities were $0.1 million as of March 31, 2023. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments were $8.8 million as of December 31, 2022. For our Electric Utilities, the unrealized gains and losses arising from these derivatives are recognized in the Consolidated Statements of Income.

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

Recurring Fair Value Measurements

Derivatives

The commodity contracts for our Utilities segments are valued using the market approach and include forward strip pricing at liquid delivery points, exchange-traded futures, options, basis swaps and over-the-counter swaps and options (Level 2) for wholesale electric energy and natural gas contracts. For exchange-traded futures, options and basis swap assets and liabilities, fair value was derived using broker quotes validated by the exchange settlement pricing for the applicable contract. For over-the-counter instruments, the fair value is obtained by utilizing a nationally recognized service that obtains observable inputs to compute the fair value, which we validate by comparing our valuation with the counterparty. The fair value of these swaps includes a credit valuation adjustment based on the credit spreads of the counterparties when we are in an unrealized gain position or on our own credit spread when we are in an unrealized loss position. For additional information, see Note 1 of our Notes to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting of cash collateral and contractual netting rights as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of March 31, 2023
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in thousands)
Assets:
Commodity derivatives - Gas Utilities	$-	$264	$-	$-	$264
Total	$-	$264	$-	$-	$264

Liabilities:
Commodity derivatives - Gas Utilities	$-	$1,751	$-	$-	$1,751
Total	$-	$1,751	$-	$-	$1,751

(a)
As of March 31, 2023, we had no commodity derivative assets or liabilities, or related gross collateral amounts, that were subject to master netting agreements.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in thousands)
Assets:
Commodity derivatives - Gas Utilities	$-	$5,407	$-	$(4,290)	$1,117
Total	$-	$5,407	$-	$(4,290)	$1,117

Liabilities:
Commodity derivatives - Gas Utilities	$-	$11,455	$-	$(4,837)	$6,618
Total	$-	$11,455	$-	$(4,837)	$6,618

(a)
As of December 31, 2022, $4.3 million of our commodity derivative assets and $4.8 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

Pension and Postretirement Plan Assets

Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about the fair value measurements of their assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 13 to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets (in thousands) as of:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,479,409	$4,205,369	$4,132,340	$3,760,848

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax (in thousands):

		Amount Reclassified from AOCI
	Location on the Consolidated Statements of Income	Three Months Ended March 31,
		2023	2022
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(713)	$(713)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(1,950)	2,254
		$(2,663)	$1,541
Income tax	Income tax expense	616	(375)
Total reclassification adjustments related to cash flow hedges, net of tax		$(2,047)	$1,166

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$-	$24
Actuarial gain (loss)	Operations and maintenance	(44)	(188)
		$(44)	$(164)
Income tax	Income tax expense	16	39
Total reclassification adjustments related to defined benefit plans, net of tax		$(28)	$(125)
Total reclassifications		$(2,075)	$1,041

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2022	$(8,255)	$(1,200)	$(6,112)	$(15,567)
Other comprehensive income (loss)
before reclassifications	-	(855)	-	(855)
Amounts reclassified from AOCI	563	1,484	28	2,075
As of March 31, 2023	$(7,692)	$(571)	$(6,084)	$(14,347)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2021	$(10,384)	$1,476	$(11,176)	$(20,084)
Other comprehensive income (loss)
before reclassifications	-	1,047	-	1,047
Amounts reclassified from AOCI	536	(1,702)	125	(1,041)
As of March 31, 2022	$(9,848)	$821	$(11,051)	$(20,078)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022
Service cost	$614	$982	$914	$(392)	$381	$492
Interest cost	4,381	2,705	369	208	594	321
Expected return on plan assets	(4,672)	(4,631)	-	-	(56)	(31)
Net amortization of prior service costs	(17)	(17)	-	-	10	(72)
Recognized net actuarial loss (gain)	498	1,523	8	69	(3)	16
Net periodic expense (benefit)	$804	$562	$1,291	$(115)	$926	$726

Plan Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made in the first three months of 2023 and anticipated contributions for 2023 and 2024 are as follows (in thousands):

	Contributions Made	Additional Contributions	Contributions
	Three Months Ended March 31, 2023	Anticipated for 2023	Anticipated for 2024
Defined Benefit Pension Plan	$-	$-	$-
Non-pension Defined Benefit Postretirement Healthcare Plan	$1,230	$3,690	$4,556
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$558	$1,673	$2,410

(11)
Income Taxes

IRS Revenue Procedure 2023-15

On April 14, 2023, the IRS released Revenue Procedure 2023-15 “Amounts paid to improve tangible property.” The Revenue Procedure provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized. We are currently assessing the Revenue Procedure to determine its impact on our tax repairs deduction.

Income Tax Expense and Effective Tax Rates

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Income tax expense for the three months ended March 31, 2023 was $14.7 million compared to $14.5 million reported for the same period in 2022. For the three months ended March 31, 2023, the effective tax rate was 11.1% which was comparable to 10.7% for the same period in 2022.

(12)
Business Segment Information

Segment information was as follows (in thousands):

Total assets (net of intercompany eliminations) as of:	March 31, 2023	December 31, 2022
Electric Utilities	$3,922,496	$3,929,721
Gas Utilities	5,419,216	5,578,282
Corporate and Other	118,424	110,227
Total assets	$9,460,136	$9,618,230

	External Operating Revenue		Inter-company Operating Revenue
Three Months Ended March 31, 2023	Contract Customers	Other Revenues	Contract Customers	Other Revenues	Total Revenues
Segment:
Electric Utilities	$215,012	$881	$2,816	$-	$218,709
Gas Utilities	697,043	8,223	1,650	-	706,916
Inter-company eliminations	-	-	(4,466)	-	(4,466)
Total	$912,055	$9,104	$-	$-	$921,159

	External Operating Revenue		Inter-company Operating Revenue
Three Months Ended March 31, 2022	Contract Customers	Other Revenues	Contract Customers	Other Revenues	Total Revenues
Segment:
Electric Utilities	$202,739	$870	$2,929	$-	$206,538
Gas Utilities	619,030	931	1,319	112	621,392
Inter-company eliminations	-	-	(4,248)	(112)	(4,360)
Total	$821,769	$1,801	$-	$-	$823,570

	Three Months Ended March 31,
	2023	2022
Operating income (loss):
Electric Utilities	$61,060	$50,746
Gas Utilities	114,625	123,540
Corporate and Other	(802)	(933)
Operating income	174,883	173,353

Interest expense, net	(43,504)	(38,545)
Other income, net	674	704
Income tax expense	(14,673)	(14,488)
Net income	117,380	121,024
Net income attributable to non-controlling interest	(3,296)	(3,498)
Net income available for common stock	$114,084	$117,526

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets (in thousands) as of:

	March 31, 2023	December 31, 2022
Billed Accounts Receivable	$327,949	$267,571
Unbilled Revenue	154,571	243,574
Less: Allowance for Credit Losses	(5,431)	(2,953)
Account Receivable, net	$477,089	$508,192

Changes to allowance for credit losses for the three months ended March 31, 2023 and 2022, respectively, were as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at March 31,
2023	$2,953	$3,703	$641	$(1,866)	$5,431
2022	$2,113	$3,416	$655	$(1,698)	$4,486

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets (in thousands) as of:

	March 31, 2023	December 31, 2022
Materials and supplies	$102,328	$99,734
Fuel - Electric Utilities	6,808	3,115
Natural gas in storage	20,824	104,572
Total materials, supplies and fuel	$129,960	$207,421

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets (in thousands) as of:

	March 31, 2023	December 31, 2022
Accrued employee compensation, benefits and withholdings	$48,555	$62,890
Accrued property taxes	54,694	52,430
Customer deposits and prepayments	42,124	47,655
Accrued interest	47,928	33,798
Other (none of which is individually significant)	35,560	46,684
Total accrued liabilities	$228,861	$243,457

(14)
Subsequent Events

Except as described in Notes 2 and 11, there have been no events subsequent to March 31, 2023, which would require recognition in the consolidated financial statements or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2022 Form 10-K.

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

Recent Developments

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Wyoming Electric.

•
In March 2023, the CPUC approved a unanimous settlement for Colorado Electric's Clean Energy Plan filed May 25, 2022. The Clean Energy Plan is expected to add approximately 400 MW of new clean energy resources needed to reduce carbon emissions 80% by 2030.

Gas Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for RMNG.

Corporate and Other

•
On March 7, 2023, we completed a public debt offering of $350 million, 5.95% 5-year senior unsecured notes due March 15, 2028. The proceeds from the offering were used to repay notes outstanding under our commercial paper program and for other general corporate purposes. See Note 5 of the Condensed Notes to Consolidated Financial Statements for further information.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three months ended March 31, 2023 and 2022, and our financial condition as of March 31, 2023 and December 31, 2022, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

Segment information does not include inter-company eliminations and all amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Operating income (loss):
Electric Utilities	$61,060	$50,746
Gas Utilities	114,625	123,540
Corporate and Other	(802)	(933)
Operating income	174,883	173,353

Interest expense, net	(43,504)	(38,545)
Other income, net	674	704
Income tax (expense)	(14,673)	(14,488)
Net income	117,380	121,024
Net income attributable to non-controlling interest	(3,296)	(3,498)
Net income available for common stock	$114,084	$117,526

Total earnings per share of common stock, Diluted	$1.73	$1.82

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022:

The variance to the prior year included the following:

•
Electric Utilities’ operating income increased $10 million primarily due to a one-time gain on the planned sale of Northern Iowa Windpower assets, new rates and rider recovery, and increased transmission services and off-system excess energy sales partially offset by higher generation-related expenses and employee costs;

•
Gas Utilities’ operating income decreased $8.9 million primarily due higher operating expenses and unfavorable mark-to-market adjustments on wholesale commodity contracts partially offset by new rates and rider recovery and retail customer growth and demand.

•
Interest expense increased $5.0 million due to higher interest rates;

Segment Operating Results

A discussion of operating results from our business segments follows.

Non-GAAP Financial Measures

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

Electric Utilities

Operating results for the Electric Utilities were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Variance
Revenue:
Electric - regulated	$206,702	$195,725	$10,977
Other - non-regulated	12,007	10,813	1,194
Total revenue	218,709	206,538	12,171

Cost of fuel and purchased power:
Electric - regulated	54,650	51,479	3,171
Other - non-regulated	766	931	(165)
Total cost of fuel and purchased power	55,416	52,410	3,006

Electric Utility margin (non-GAAP)	163,293	154,128	9,165

Operations and maintenance	67,154	69,669	(2,515)
Depreciation and amortization	35,079	33,713	1,366
Total operating expenses	102,233	103,382	(1,149)

Operating income	$61,060	$50,746	$10,314

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$4.6
Transmission services and off-system excess energy sales	2.9
Integrated Generation (a)	2.1
Other	(0.4)
$9.2

(a)
Primarily driven by favorable mining contract pricing.

Operations and maintenance expense decreased primarily due to a one-time $7.7 million gain on the planned sale of Northern Iowa Windpower assets partially offset by $2.9 million of higher employee-related expenses and $2.9 million of higher Integrated Generation expenses driven by a planned outage and higher fuel and materials costs.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Operating Statistics

	Revenue (in thousands)		Quantities Sold (MWh)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Residential	$59,798	$62,249	393,870	391,582
Commercial	62,072	64,353	510,790	490,418
Industrial	38,948	35,408	455,942	463,768
Municipal	4,267	4,575	35,766	35,305
Subtotal Retail Revenue - Electric	165,085	166,585	1,396,368	1,381,073
Contract Wholesale	5,404	5,923	144,791	182,207
Off-system/Power Marketing Wholesale	16,124	7,154	256,856	160,441
Other (a)	20,089	16,063	-	-
Total Regulated	206,702	195,725	1,798,015	1,723,721
Non-Regulated (b)	12,007	10,813	54,346	89,094
Total Revenue and Quantities Sold	$218,709	$206,538	1,852,361	1,812,815
Other Uses, Losses or Generation, net (c)			138,305	113,286
Total Energy			1,990,666	1,926,101

(a)
Primarily related to transmission revenues from the Common Use System.
(b)
Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue (in thousands)		Quantities Sold (MWh)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Colorado Electric	$73,795	$75,445	604,543	619,588
South Dakota Electric	86,614	78,597	708,821	644,223
Wyoming Electric	46,671	42,089	484,651	459,910
Integrated Generation	11,629	10,407	54,346	89,094
Total Revenue and Quantities Sold	$218,709	$206,538	1,852,361	1,812,815

	Three Months Ended March 31,
Quantities Generated and Purchased by Fuel Type (MWh)	2023	2022
Generated:
Coal	674,947	663,438
Natural Gas and Oil	501,066	296,422
Wind	230,724	253,568
Total Generated	1,406,737	1,213,428
Purchased:
Coal, Natural Gas, Oil and Other Market Purchases	489,816	588,160
Wind	94,113	124,513
Total Purchased	583,929	712,673

Total Generated and Purchased	1,990,666	1,926,101

	Three Months Ended March 31,
Quantities Generated and Purchased (MWh)	2023	2022
Generated:
Colorado Electric	160,201	85,431
South Dakota Electric	564,044	455,605
Wyoming Electric	230,562	204,598
Integrated Generation	451,930	467,794
Total Generated	1,406,737	1,213,428
Purchased:
Colorado Electric	197,624	300,397
South Dakota Electric	156,972	197,063
Wyoming Electric	209,793	190,805
Integrated Generation	19,540	24,408
Total Purchased	583,929	712,673

Total Generated and Purchased	1,990,666	1,926,101

	Three Months Ended March 31,
	2023		2022
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	2,751	8%	2,715	8%
South Dakota Electric	3,446	5%	3,248	(1)%
Wyoming Electric	3,301	10%	3,132	4%
Combined (a)	3,099	7%	2,981	4%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended March 31,
Contracted generating facilities Availability by fuel type (a)	2023	2022
Coal	92.7%	90.6%
Natural gas and diesel oil	94.3%	95.3%
Wind	92.5%	95.6%
Total Availability	93.6%	94.1%

Wind Capacity Factor	48.1%	42.0%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.

Gas Utilities

Operating results for the Gas Utilities were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Variance
Revenue:
Natural gas - regulated	$674,773	$596,458	$78,315
Other - non-regulated	32,143	24,934	7,209
Total revenue	706,916	621,392	85,524

Cost of natural gas sold:
Natural gas - regulated	454,107	383,712	70,395
Other - non-regulated	16,859	1,015	15,844
Total cost of natural gas sold	470,966	384,727	86,239

Gas Utility margin (non-GAAP)	235,950	236,665	(715)

Operations and maintenance	94,827	86,441	8,386
Depreciation and amortization	26,498	26,684	(186)
Total operating expenses	121,325	113,125	8,200

Operating income	$114,625	$123,540	$(8,915)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022:

Gas Utility margin decreased as a result of the following:

(in millions)
New rates and rider recovery	$5.2
Non-residential retail growth and demand	3.4
Residential growth and usage	0.9
Mark-to-market on non-utility natural gas commodity contracts	(7.0)
Weather	(2.3)
Other	(0.9)
$(0.7)

Operations and maintenance expense increased primarily due to $6.3 million of higher employee-related expenses and $1.7 million of higher materials and outside services expenses.

Depreciation and amortization was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in thousands)		Quantities Sold and Transported (Dth)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Residential	$428,576	$376,044	29,935,584	31,814,250
Commercial	182,523	158,642	14,004,072	14,631,703
Industrial	9,199	9,238	1,038,433	1,164,583
Other	1,444	2,772	-	-
Total Distribution	621,742	546,696	44,978,089	47,610,536
Transportation and Transmission	53,031	49,762	47,179,540	45,045,203
Total Regulated	674,773	596,458	92,157,629	92,655,739
Non-regulated Services (a)	32,143	24,934	-	-
Total Revenue and Quantities Sold	$706,916	$621,392	92,157,629	92,655,739

(a)
Includes Black Hills Energy Services and non-regulated services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	Revenue (in thousands)		Quantities Sold and Transported (Dth)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Arkansas Gas	$126,637	$127,809	11,475,750	12,927,736
Colorado Gas	144,886	120,053	14,055,294	13,418,684
Iowa Gas	125,457	120,579	14,291,408	15,376,182
Kansas Gas	72,221	58,851	11,173,502	10,989,067
Nebraska Gas	164,950	134,234	27,080,790	27,335,774
Wyoming Gas	72,765	59,866	14,080,885	12,608,296
Total Revenue and Quantities Sold	$706,916	$621,392	92,157,629	92,655,739

	Three Months Ended March 31,
	2023		2022
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	1,666	(18)%	2,099	---%
Colorado Gas	3,087	10%	2,946	1%
Iowa Gas	3,247	(6)%	3,579	6%
Kansas Gas (a)	2,373	(4)%	2,584	5%
Nebraska Gas	3,054	---%	3,041	---%
Wyoming Gas	3,624	21%	3,272	3%
Combined (b)	3,196	4%	3,165	2%

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

Corporate and Other

Corporate and Other operating results were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Variance
Operating (loss)	$(802)	$(933)	$131

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022:

Operating loss was comparable to the same period in the prior year.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended March 31,
	2023	2022	Variance
	(in thousands)
Interest expense, net	$(43,504)	$(38,545)	$(4,959)
Other income (expense), net	674	704	(30)
Income tax (expense)	(14,673)	(14,488)	(185)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022:

Interest Expense, net

The increase in Interest expense, net was due to higher interest rates.

Other Income, net

Other income, net was comparable to the same period in the prior year.

Income Tax Expense

Income tax expense and the effective tax rate were comparable to the same period in the prior year.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2022 Annual Report on Form 10-K except as described below.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the three months ended March 31, (in thousands):

Operating Activities:

	Three Months Ended March 31,
	2023	2022	Variance
Cash earnings (net income plus non-cash adjustments)	$198,280	$208,572	$(10,292)
Changes in certain operating assets and liabilities:
Accounts receivable and other current assets	104,851	(36,246)	141,097
Accounts payable and accrued liabilities	(127,233)	(8,422)	(118,811)
Regulatory assets and liabilities	154,666	98,528	56,138
	132,284	53,860	78,424
Other operating activities	(1,819)	1,689	(3,508)
Net cash provided by (used in) operating activities	$328,745	$264,121	$64,624

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net cash provided by (used in) operating activities was $65 million higher than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash earnings (net income plus non-cash adjustments) were $10 million lower for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to higher operating expenses and higher interest expense.

•
Net inflows from changes in certain operating assets and liabilities were $78 million higher, primarily attributable to:

o
Cash inflows increased by $141 million as a result of changes in accounts receivable and other current assets primarily driven by higher collections on pass-through revenues and lower natural gas in storage inventories driven by fluctuations in commodity prices and timing of injections and withdrawals;

o
Cash outflows increased by $119 million as a result of decreases in accounts payable and accrued liabilities primarily driven by fluctuations in commodity prices, payment timing of natural gas and power purchases and changes in other working capital requirements; and

o
Cash inflows increased by $56 million as a result of changes in our regulatory assets and liabilities primarily due to higher recoveries of deferred gas and fuel cost adjustments driven by fluctuations in commodity prices and higher recoveries of Winter Storm Uri incremental and carrying costs from customers.

•
Cash outflows increased by $3.5 million for other operating activities.

Investing Activities:

	Three Months Ended March 31,
	2023	2022	Variance
Capital expenditures	$(119,105)	$(136,779)	$17,674
Other investing activities	17,600	(1,065)	18,665
Net cash provided by (used in) investing activities	$(101,505)	$(137,844)	$36,339

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net cash used in investing activities was $36 million lower than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash outflows decreased by $18 million as a result of lower capital expenditures which were driven by lower programmatic safety, reliability and integrity spending at our Gas and Electric Utilities; and

•
Cash inflows increased by $19 million for other investing activities primarily due to proceeds from the sale of Northern Iowa Windpower assets.

Financing Activities:

	Three Months Ended March 31,
	2023	2022	Variance
Dividends paid on common stock	$(41,362)	$(38,533)	$(2,829)
Common stock issued	27,383	3,791	23,592
Short-term and long-term debt (repayments), net	(185,600)	(78,700)	(106,900)
Distributions to non-controlling interests	(4,494)	(4,420)	(74)
Other financing activities	(5,022)	(878)	(4,144)
Net cash provided by (used in) financing activities	$(209,095)	$(118,740)	$(90,355)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net cash used in financing activities was $90 million higher than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash outflows increased $107 million due to short-term debt repayments in excess of short-term and long-term borrowings.

•
Cash inflows increased $24 million due to higher issuances of common stock; and

•
Cash outflows increased $2.8 million due to increased dividends paid on common stock.

•
Cash outflows increased by $4.1 million for other financing activities.

CAPITAL RESOURCES

Short-term Debt

See Note 5 for information on our Revolving Credit Facility and CP Program.

Covenant Requirements

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of March 31, 2023. See Note 5 of the Condensed Notes to Consolidated Financial Statements for more information.

Equity

See Note 5 for information on our Equity issuances.

Future Financing Plans

We will continue to assess debt and equity needs to support our capital investment plans and other strategic objectives. We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, the issuance of common stock under our ATM program or in an opportunistic block trade. We plan to re-finance a portion of our $525 million, 4.25%, senior unsecured notes due November 30, 2023, at or before maturity date. We also plan to renew our ATM and shelf registration at or before shelf expiration in August 2023.

CREDIT RATINGS

After assessing the current operating performance, liquidity and credit ratings of the Company, management believes that the Company will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.

The following table represents the credit ratings and outlook and risk profile of BHC at March 31, 2023:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody's (b)	Baa2	Stable
Fitch (c)	BBB+	Stable

(a)
On February 17, 2023, S&P reported BBB+ rating and maintained a Stable outlook.
(b)
On December 20, 2022, Moody’s reported Baa2 rating and maintained a Stable outlook.
(c)
On October 6, 2022, Fitch reported BBB+ rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric at March 31, 2023:

Rating Agency	Senior Secured Rating
S&P (a)	A
Fitch (b)	A

(a)
On February 17, 2023, S&P reported A rating.
(b)
On October 6, 2022, Fitch reported A rating.

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual	Forecasted
Capital Expenditures by Segment	Three Months Ended March 31, 2023 (a)	2023 (b)	2024	2025	2026	2027
(in millions)
Electric Utilities	$48	$212	$348	$268	$184	$163
Gas Utilities	55	386	452	412	393	444
Corporate and Other	1	17	19	20	19	18
Incremental Projects (c)	-	-	-	-	104	75
	$104	$615	$819	$700	$700	$700

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
(b)
Includes actual capital expenditures for the three months ended March 31, 2023.
(c)
These represent projects that are being evaluated by our segments for timing, cost and other factors.

Dividends

Dividends paid on our common stock totaled $41 million for the three months ended March 31, 2023, or $0.625 per share per quarter. On April 24, 2023, our board of directors declared a quarterly dividend of $0.625 per share payable June 1, 2023, equivalent to an annual dividend of $2.50 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Funding Status of Employee Benefit Plans

Based on the fair value of assets and estimated discount rate used to value benefit obligations as of March 31, 2023, we estimate the unfunded status of our employee benefit plans to be approximately $32 million compared to $35 million at December 31, 2022. We have implemented various de-risking strategies including lump sum buyouts, the purchase of annuities and the reduction of return-seeking assets over time to a more liability-hedged portfolio. As a result, recent capital markets volatility had a limited impact to our funded status and does not require interim re-measurement of our pension plan assets or defined benefit obligations.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2022 Annual Report on Form 10-K. There were no material changes made as of March 31, 2023.

New Accounting Pronouncements

Other than the pronouncements reported in our 2022 Annual Report on Form 10-K and those discussed in Note 1 of the Condensed Notes to Consolidated Financial Statements, there have been no new accounting pronouncements that are expected to have a material effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our 2022 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at March 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 in Item 8 of our 2022 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	1	$70.33	-	-
February 1, 2023 - February 28, 2023	12,235	64.14	-	-
March 1, 2023 - March 31, 2023	2	61.15	-	-
Total	12,238	$64.14	-	-

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

Exhibit Number	Description

4.1	Eleventh Supplemental Indenture dated as of March 7, 2023 (filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 7, 2023).
10.1*†	Letter Agreement between Black Hills Corporation and Jennifer C. Landis
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	May 4, 2023