Form 10-Q
period 2023-06-30
BLACK HILLS CORP /SD/
filed 2023-08-03
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common stock, $1.00 par value	67,110,952	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our utility companies
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

Clean Energy Plan

2030 Ready Plan that establishes a roadmap and preferred resource portfolio for Colorado Electric to cost-effectively achieve the State of Colorado's requirement calling upon electric utilities to reduce GHG emissions by a minimum of 80% from 2005 levels by 2030. The preferred resource portfolio calls for the addition of 149 MW of wind, 258 MW of solar and 50 MW of battery storage to Colorado Electric's system. The final mix of resources will be determined by the results of a competitive solicitation that started in July 2023. Colorado legislation allows electric utilities to own up to 50% of the renewable generation assets added to comply with the Clean Energy Plan.

Colorado Electric

Black Hills Colorado Electric, LLC, a direct, wholly-owned subsidiary of Black Hills Electric Parent Holdings, providing electric services to customers in Colorado (doing business as Black Hills Energy).

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

OCI	Other Comprehensive Income
PPA	Power Purchase Agreement
PTC	Production Tax Credit
Revolving Credit Facility	Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended on May 9, 2023 and will terminate on July 19, 2026.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenue	$411,283	$474,195	$1,332,442	$1,297,765

Operating expenses:
Fuel, purchased power and cost of natural gas sold	121,245	188,171	647,512	625,097
Operations and maintenance	145,767	132,968	286,755	269,100
Depreciation, depletion and amortization	64,714	64,128	126,357	124,591
Taxes - property and production	16,041	16,539	33,419	33,235
Total operating expenses	347,767	401,806	1,094,043	1,052,023

Operating income	63,516	72,389	238,399	245,742

Other income (expense):
Interest expense incurred net of amounts capitalized	(43,267)	(39,053)	(87,332)	(77,874)
Interest income	1,746	289	2,307	565
Other income (expense), net	(1,540)	1,563	(866)	2,267
Total other income (expense)	(43,061)	(37,201)	(85,891)	(75,042)

Income before income taxes	20,455	35,188	152,508	170,700
Income tax benefit (expense)	6,089	658	(8,584)	(13,830)
Net income	26,544	35,846	143,924	156,870
Net income attributable to non-controlling interest	(3,491)	(2,431)	(6,787)	(5,929)
Net income available for common stock	$23,053	$33,415	$137,137	$150,941

Earnings per share of common stock:
Earnings per share, Basic	$0.35	$0.52	$2.07	$2.33
Earnings per share, Diluted	$0.35	$0.52	$2.06	$2.33

Weighted average common shares outstanding:
Basic	66,591	64,721	66,315	64,643
Diluted	66,684	64,883	66,419	64,822

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$26,544	$35,846	$143,924	$156,870

Other comprehensive income (loss), net of tax;
Reclassification adjustments of benefit plan liability - prior service cost (net of tax of $--, $8, $-- and $14, respectively)	-	(14)	-	(32)
Reclassification adjustments of benefit plan liability - net loss (net of tax of $(27), $(68), $(43) and $(113), respectively)	16	119	44	262
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(177), $(238), $(327) and $(415), respectively)	536	475	1,099	1,011
Net unrealized gains (losses) on commodity derivatives (net of tax of $(35), $734, $233 and $394, respectively)	112	(2,314)	(743)	(1,267)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(118), $319, $(584) and $871, respectively)	371	(1,004)	1,855	(2,706)
Other comprehensive income, net of tax	1,035	(2,738)	2,255	(2,732)

Comprehensive income	27,579	33,108	146,179	154,138
Less: comprehensive income attributable to non-controlling interest	(3,491)	(2,431)	(6,787)	(5,929)
Comprehensive income available for common stock	$24,088	$30,677	$139,392	$148,209

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	June 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$152,581	$21,430
Restricted cash and equivalents	5,966	5,555
Accounts receivable, net	260,350	508,192
Materials, supplies and fuel	136,534	207,421
Derivative assets, current	303	582
Income tax receivable, net	18,222	17,637
Regulatory assets, current	198,443	260,312
Other current assets	29,929	50,579
Total current assets	802,328	1,071,708

Property, plant and equipment	8,590,796	8,374,790
Less: accumulated depreciation and depletion	(1,671,303)	(1,576,842)
Total property, plant and equipment, net	6,919,493	6,797,948

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	9,002	9,589
Regulatory assets, non-current	325,228	392,669
Other assets, non-current	53,590	46,862
Total other assets, non-current	1,687,274	1,748,574

TOTAL ASSETS	$9,409,095	$9,618,230

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	June 30, 2023	December 31, 2022
	(in thousands)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$133,300	$310,020
Accrued liabilities	217,259	243,457
Derivative liabilities, current	322	6,600
Regulatory liabilities, current	101,979	46,013
Notes payable	-	535,600
Current maturities of long-term debt	525,000	525,000
Total current liabilities	977,860	1,666,690

Long-term debt, net of current maturities	3,955,745	3,607,340

Deferred credits and other liabilities:
Deferred income tax liabilities, net	528,627	508,941
Regulatory liabilities, non-current	469,509	472,560
Benefit plan liabilities	118,841	116,742
Other deferred credits and other liabilities	155,746	156,062
Total deferred credits and other liabilities	1,272,723	1,254,305

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholder's equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 67,115,403 and 66,140,396 shares, respectively	67,115	66,140
Additional paid-in capital	1,941,234	1,882,653
Retained earnings	1,118,145	1,064,122
Treasury stock, at cost - 48,623 and 36,726 shares, respectively	(3,167)	(2,435)
Accumulated other comprehensive income (loss)	(13,312)	(15,567)
Total stockholders' equity	3,110,015	2,994,913
Non-controlling interest	92,752	94,982
Total equity	3,202,767	3,089,895

TOTAL LIABILITIES AND TOTAL EQUITY	$9,409,095	$9,618,230

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2023	2022
Operating activities:	(in thousands)
Net income	$143,924	$156,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	126,357	124,591
Deferred financing cost amortization	4,853	4,953
Stock compensation	4,311	3,834
Deferred income taxes	9,203	13,860
Employee benefit plans	5,898	1,383
Other adjustments, net	(6,754)	(9,489)
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	73,022	(6,993)
Accounts receivable and other current assets	266,820	55,641
Accounts payable and other current liabilities	(201,389)	(24,130)
Regulatory assets	186,699	128,315
Other operating activities, net	(7,873)	(6,805)
Net cash provided by operating activities	605,071	442,030

Investing activities:
Property, plant and equipment additions	(261,739)	(293,803)
Other investing activities	16,367	2,418
Net cash (used in) investing activities	(245,372)	(291,385)

Financing activities:
Dividends paid on common stock	(83,114)	(77,136)
Common stock issued	54,689	20,095
Net borrowings (payments) of Revolving Credit Facility and CP Program	(535,600)	(85,130)
Long-term debt - issuance	350,000	-
Distributions to non-controlling interests	(9,017)	(8,604)
Other financing activities	(5,095)	1,682
Net cash (used in) financing activities	(228,137)	(149,093)

Net change in cash, restricted cash and cash equivalents	131,562	1,552

Cash, restricted cash and cash equivalents beginning of period	26,985	13,810
Cash, restricted cash and cash equivalents end of period	$158,547	$15,362

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(75,507)	$(72,791)
Income taxes	34	752
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at June 30,	50,081	49,229

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2022	66,140,396	$66,140	36,726	$(2,435)	$1,882,653	$1,064,122	$(15,567)	$94,982	$3,089,895
Net income	-	-	-	-	-	114,084	-	3,296	117,380
Other comprehensive income, net of tax	-	-	-	-	-	-	1,220	-	1,220
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41,362)	-	-	(41,362)
Share-based compensation	84,735	85	4,388	(262)	1,886	-	-	-	1,709
Issuance of common stock	445,578	446	-	-	27,273	-	-	-	27,719
Issuance costs	-	-	-	-	(336)	-	-	-	(336)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,494)	(4,494)
March 31, 2023	66,670,709	$66,671	41,114	$(2,697)	$1,911,476	$1,136,844	$(14,347)	$93,784	$3,191,731
Net income	-	-	-	-	-	23,053	-	3,491	26,544
Other comprehensive income, net of tax	-	-	-	-	-	-	1,035	-	1,035
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41,752)	-	-	(41,752)
Share-based compensation	8,492	8	7,509	(470)	2,888	-	-	-	2,426
Issuance of common stock	436,202	436	-	-	27,274	-	-	-	27,710
Issuance costs	-	-	-	-	(404)	-	-	-	(404)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,523)	(4,523)
June 30, 2023	67,115,403	$67,115	48,623	$(3,167)	$1,941,234	$1,118,145	$(13,312)	$92,752	$3,202,767

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2021	64,793,095	$64,793	54,078	$(3,509)	$1,783,436	$962,458	$(20,084)	$100,029	$2,887,123
Net income	-	-	-	-	-	117,526	-	3,498	121,024
Other comprehensive income, net of tax	-	-	-	-	-	-	6	-	6
Dividends on common stock ($0.595 per share)	-	-	-	-	-	(38,533)	-	-	(38,533)
Share-based compensation	425	-	(34,393)	2,222	(191)	-	-	-	2,031
Issuance of common stock	55,707	56	-	-	3,776	-	-	-	3,832
Issuance costs	-	-	-	-	(41)	-	-	-	(41)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,420)	(4,420)
March 31, 2022	64,849,227	$64,849	19,685	$(1,287)	$1,786,980	$1,041,451	$(20,078)	$99,107	$2,971,022
Net income	-	-	-	-	-	33,415	-	2,431	35,846
Other comprehensive income, net of tax	-	-	-	-	-	-	(2,738)	-	(2,738)
Dividends on common stock ($0.595 per share)	-	-	-	-	-	(38,603)	-	-	(38,603)
Share-based compensation	39,066	39	4,006	(255)	5,370	-	-	-	5,154
Issuance of common stock	216,885	217	-	-	16,353	-	-	-	16,570
Issuance costs	-	-	-	-	(266)	-	-	-	(266)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,184)	(4,184)
June 30, 2022	65,105,178	$65,105	23,691	$(1,542)	$1,808,437	$1,036,263	$(22,816)	$97,354	$2,982,801

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2023, December 31, 2022 and June 30, 2022 financial information. Certain lines of business in which we operate are highly seasonal, and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

(2)
Regulatory Matters

We had the following regulatory assets and liabilities (in thousands):

	As of	As of
	June 30, 2023	December 31, 2022
Regulatory assets
Winter Storm Uri	$233,299	$347,980
Deferred energy and fuel cost adjustments	68,708	72,580
Deferred gas cost adjustments	8,777	12,147
Gas price derivatives	-	8,793
Deferred taxes on AFUDC	7,305	7,333
Employee benefit plans and related deferred taxes	88,203	89,259
Environmental	1,346	1,343
Loss on reacquired debt	18,315	19,213
Deferred taxes on flow through accounting	74,165	69,529
Decommissioning costs	2,406	3,472
Other regulatory assets	21,147	21,332
Total regulatory assets	523,671	652,981
Less current regulatory assets	(198,443)	(260,312)
Regulatory assets, non-current	$325,228	$392,669

Regulatory liabilities
Deferred energy and gas costs	$99,649	$41,722
Employee benefit plan costs and related deferred taxes	33,065	34,258
Cost of removal	178,668	175,614
Excess deferred income taxes	250,728	254,833
Other regulatory liabilities	9,378	12,146
Total regulatory liabilities	571,488	518,573
Less current regulatory liabilities	(101,979)	(46,013)
Regulatory liabilities, non-current	$469,509	$472,560

Regulatory Activity

Except as discussed below, there have been no other significant changes to our Regulatory Matters from those previously disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Colorado Gas

RMNG Rate Review

On July 12, 2023, the CPUC approved a settlement agreement for RMNG's rate review filed on October 7, 2022. The agreement is expected to generate $8.2 million in new annual revenue and establishes a weighted average cost of capital of 6.93% with a capital structure that reflects an equity range of 50% to 52%, a debt range of 50% to 48% and a return on equity range of 9.5% to 9.7%. The settlement also shifts $8.3 million of SSIR revenues to base rates and terminates the SSIR. New rates were effective July 15, 2023.

Colorado Gas Rate Review

On May 9, 2023, Colorado Gas filed a rate review with the CPUC seeking recovery of significant infrastructure investments in its 10,000-mile natural gas pipeline system. The rate review requests $27 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 10.49%. The request seeks to finalize rates in the first quarter of 2024.

Wyoming Gas

On May 18, 2023, Wyoming Gas filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 6,400-mile natural gas pipeline system. The rate review requests $19 million in new annual revenue with a capital structure of 52% equity and 48% debt and a return on equity of 10.49%. Additionally, Wyoming Gas is seeking renewal of the Wyoming Integrity Rider. The request seeks to finalize rates in the first quarter of 2024.

Wyoming Electric

On June 1, 2022, Wyoming Electric filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 1,330-mile electric distribution and 59-mile electric transmission systems. On January 26, 2023, the WPSC approved a settlement agreement with intervening parties for a general rate increase. The settlement is expected to generate $8.7 million in new annual revenue with a capital structure of 52% equity and 48% debt and a return on equity of 9.75%. New rates were effective March 1, 2023. The agreement also includes approval of a new rider that will be filed annually to recover transmission investments and expenses.

(3)
Commitments, Contingencies and Guarantees

There have been no significant changes to commitments, contingencies and guarantees from those previously disclosed in Note 3 of our Notes to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and six months ended June 30, 2023 and 2022. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended June 30, 2023	Electric Utilities	Gas Utilities	Inter-segment Revenues	Total
Customer types:
Retail	$156,372	$174,781	$-	$331,153
Transportation	-	35,913	(115)	35,798
Wholesale	5,739	-	-	5,739
Market - off-system sales	8,364	43	-	8,407
Transmission/Other	19,231	9,203	(4,395)	24,039
Revenue from contracts with customers	$189,706	$219,940	$(4,510)	$405,136
Other revenues	3,367	2,780	-	6,147
Total revenues	$193,073	$222,720	$(4,510)	$411,283

Timing of revenue recognition:
Services transferred at a point in time	$7,844	$-	$-	$7,844
Services transferred over time	181,862	219,940	(4,510)	397,292
Revenue from contracts with customers	$189,706	$219,940	$(4,510)	$405,136

Three Months Ended June 30, 2022	Electric Utilities	Gas Utilities	Inter-segment Revenues	Total
Customer types:
Retail	$169,032	$229,074	$-	$398,106
Transportation	-	34,667	(100)	34,567
Wholesale	8,428	-	-	8,428
Market - off-system sales	8,666	178	-	8,844
Transmission/Other	15,183	9,344	(4,148)	20,379
Revenue from contracts with customers	$201,309	$273,263	$(4,248)	$470,324
Other revenues	3,070	906	(105)	3,871
Total revenues	$204,379	$274,169	$(4,353)	$474,195

Timing of revenue recognition:
Services transferred at a point in time	$6,671	$-	$-	$6,671
Services transferred over time	194,638	273,263	(4,248)	463,653
Revenue from contracts with customers	$201,309	$273,263	$(4,248)	$470,324

Six Months Ended June 30, 2023	Electric Utilities	Gas Utilities	Inter-segment Revenues	Total
Customer types:	(in thousands)
Retail	$331,275	$810,326	$-	$1,141,601
Transportation	-	88,756	(230)	88,526
Wholesale	15,137	-	-	15,137
Market - off-system sales	24,488	324	-	24,812
Transmission/Other	36,635	19,226	(8,746)	47,115
Revenue from contracts with customers	$407,535	$918,632	$(8,976)	$1,317,191
Other revenues	4,247	11,004	-	15,251
Total revenues	$411,782	$929,636	$(8,976)	$1,332,442

Timing of revenue recognition:
Services transferred at a point in time	$16,501	$-	$-	$16,501
Services transferred over time	391,034	918,632	(8,976)	1,300,690
Revenue from contracts with customers	$407,535	$918,632	$(8,976)	$1,317,191

Six Months Ended June 30, 2022	Electric Utilities	Gas Utilities	Inter-segment Revenues	Total
Customer types:	(in thousands)
Retail	$341,838	$790,087	$-	$1,131,925
Transportation	-	84,190	(199)	83,991
Wholesale	18,703	-	-	18,703
Market - off-system sales	15,820	416	-	16,236
Transmission/Other	30,616	18,919	(8,297)	41,238
Revenue from contracts with customers	$406,977	$893,612	$(8,496)	$1,292,093
Other revenues	3,940	1,949	(217)	5,672
Total revenues	$410,917	$895,561	$(8,713)	$1,297,765

Timing of revenue recognition:
Services transferred at a point in time	$13,784	$-	$-	$13,784
Services transferred over time	393,193	893,612	(8,496)	1,278,309
Revenue from contracts with customers	$406,977	$893,612	$(8,496)	$1,292,093

(5)
Financing

Shelf Registration Statement

We maintain an effective shelf registration statement with the SEC under which we may issue, from time to time, an unspecified amount of senior debt securities, subordinated debt securities, common stock, preferred stock, warrants and other securities. In anticipation of the approaching expiration of our previous shelf registration statement on Form S-3 originally filed on August 4, 2020 (Registration No. 333-240320), we filed a new shelf registration statement on Form S-3 on June 16, 2023 (Registration No. 333-272739).

Short-term Debt

Revolving Credit Facility and CP Program

On May 9, 2023, we amended and restated our corporate Revolving Credit Facility, which replaced LIBOR as a benchmark interest rate with the SOFR. The adoption of SOFR as a benchmark interest rate was in advance of the scheduled elimination of LIBOR as a benchmark interest rate on June 30, 2023. No other significant terms or conditions, including borrowing capacity, credit spreads or financial covenants were modified under these amendments and restatements.

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity (dollars in thousands) as of:

	June 30, 2023	December 31, 2022
Amount outstanding	$—	$535,600
Letters of credit (a)	$2,751	$24,626
Available capacity	$747,249	$189,774
Weighted average interest rates	N/A	4.88%

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Maximum amount outstanding (based on daily outstanding balances)	$548,700	$429,000
Average amount outstanding (based on daily outstanding balances)	$164,719	$326,172
Weighted average interest rates	4.91%	0.82%

Long-term Debt

On March 7, 2023, we completed a public debt offering of $350 million, 5.95% five year senior unsecured notes due March 15, 2028. The proceeds from the offering, which were net of $4.2 million of deferred financing costs, were used to repay notes outstanding under our CP Program and for other general corporate purposes.

Debt Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of June 30, 2023. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of June 30, 2023, our Consolidated Indebtedness to Capitalization Ratio was 0.59 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of June 30, 2023. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of June 30, 2023, Wyoming Electric's debt to capitalization ratio was 0.52 to 1.00.

Equity

At-the-Market Equity Offering Program

As previously disclosed, on August 4, 2020, we entered into an Amended and Restated Equity Distribution Sales Agreement ("Previous Sales Agreement") to sell shares of common stock up to an aggregate of $400 million, from time to time, through our ATM program utilizing our shelf registration statement. In conjunction with the new shelf registration statement filing discussed above, we entered into a new Equity Distribution Sales Agreement ("Sales Agreement") on June 16, 2023. We also terminated the Previous Sales Agreement on June 16, 2023. The Sales Agreement is similar to the Previous Sales Agreement and allows us to sell shares of common stock up to an aggregate of $400 million through our ATM program.

ATM activity was as follows (net proceeds and issuance costs in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
August 4, 2020 ATM Program
Proceeds, (net of issuance costs of $(0.2), $(0.2), $(0.5) and $(0.2), respectively)	$21.0	$16.4	$48.5	$20.2
Number of shares issued	329,647	216,885	775,225	272,592

June 16, 2023 ATM Program
Proceeds, (net of issuance costs of $(0.1), $0, $(0.1) and $0, respectively)	$6.4	$-	$6.4	$-
Number of shares issued	106,555	-	106,555	-

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(0.3), $(0.2), $(0.6) and $(0.2), respectively)	$27.4	$16.4	$54.9	$20.2
Number of shares issued	436,202	216,885	881,780	272,592
Average price per share	$63.53	$76.39	$62.86	$74.84

As of June 30, 2023, there were 46,696 shares issued under the June 16, 2023 ATM Program, but not settled.

Shareholder Dividend Reinvestment and Stock Purchase Plan

Effective as of July 7, 2023, we terminated our DRSPP. On July 10, 2023, we filed a post-effective amendment to amend the Registration Statement on Form S-3 (File No. 333-240319) filed with the SEC on August 4, 2020. The filing of this post-effective amendment de-registered all shares of common stock that were issuable under the DRSPP but not sold as of July 7, 2023. With the termination of the DRSPP, a direct stock purchase plan is being offered which will allow shareholders to continue making share transactions. This plan is sponsored and administered solely by EQ Shareowner Services, our transfer agent.

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income available for common stock	$23,053	$33,415	$137,137	$150,941

Weighted average shares - basic	66,591	64,721	66,315	64,643
Dilutive effect of:
Equity compensation	93	162	104	179
Weighted average shares - diluted	66,684	64,883	66,419	64,822

Earnings per share of common stock:
Earnings per share, Basic	$0.35	$0.52	$2.07	$2.33
Earnings per share, Diluted	$0.35	$0.52	$2.06	$2.33

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity compensation	76	-	47	-
Restricted stock	1	-	-	1
Anti-dilutive shares	77	-	47	1

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

To support our Choice Gas Program customers, we buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from July 2023 through October 2025. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long positions as of:

	June 30, 2023		December 31, 2022
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	80,000	8	630,000	3
Natural gas options purchased, net	120,000	9	1,790,000	3
Natural gas basis swaps purchased	80,000	8	900,000	3
Natural gas over-the-counter swaps, net (b)	6,580,000	27	4,460,000	24
Natural gas physical contracts, net (c)	1,813,165	9	17,864,412	12

(a)
Term reflects the maximum forward period hedged.
(b)
As of June 30, 2023, 3,151,300 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchases and normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At June 30, 2023, the Company posted $0.6 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

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

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$408	$118
Noncurrent commodity derivatives	Other assets, non-current	-	198
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	-	(1,703)
Noncurrent commodity derivatives	Other assets, non-current	(64)	-
Total derivatives designated as hedges		$344	$(1,387)

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$(105)	$464
Noncurrent commodity derivatives	Other assets, non-current	-	337
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(322)	(4,897)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(84)	(18)
Total derivatives not designated as hedges		$(511)	$(4,114)

Derivatives Designated as Hedge Instruments

The impacts of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three and six months ended June 30, 2023 and 2022. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$713	$713	Interest expense	$(713)	$(713)
Commodity derivatives	636	(4,371)	Fuel, purchased power and cost of natural gas sold	(489)	1,323
Total	$1,349	$(3,658)		$(1,202)	$610

	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$1,426	$1,426	Interest expense	$(1,426)	$(1,426)
Commodity derivatives	1,463	(5,238)	Fuel, purchased power and cost of natural gas sold	(2,439)	3,577
Total	$2,889	$(3,812)		$(3,865)	$2,151

As of June 30, 2023, $2.9 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended June 30,
		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$394	$(2,332)
		$394	$(2,332)

		Six Months Ended June 30,
		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$(2,700)	$1,162
		$(2,700)	$1,162

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized gains included in our Regulatory liability accounts related to these financial instruments in our Gas Utilities were $0.1 million as of June 30, 2023. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments were $8.8 million as of December 31, 2022. For our Electric Utilities, the unrealized gains and losses arising from these derivatives are recognized in the Consolidated Statements of Income.

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

	As of June 30, 2023
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in thousands)
Assets:
Commodity derivatives - Gas Utilities	$-	$1,054	$-	$(751)	$303
Total	$-	$1,054	$-	$(751)	$303

Liabilities:
Commodity derivatives - Gas Utilities	$-	$495	$-	$(25)	$470
Total	$-	$495	$-	$(25)	$470

(a)
As of June 30, 2023, $0.8 million of our commodity derivative assets and none of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets (in thousands) as of:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,480,745	$4,152,130	$4,132,340	$3,760,848

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax (in thousands):

		Amount Reclassified from AOCI		Amount Reclassified from AOCI
	Location on the Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(713)	$(713)	$(1,426)	$(1,426)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(489)	1,323	(2,439)	3,577
		$(1,202)	$610	$(3,865)	$2,151
Income tax	Income tax expense	295	(81)	911	(456)
Total reclassification adjustments related to cash flow hedges, net of tax		$(907)	$529	$(2,954)	$1,695

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$-	$22	$-	$46
Actuarial gain (loss)	Operations and maintenance	(43)	(187)	(87)	(375)
		$(43)	$(165)	$(87)	$(329)
Income tax	Income tax expense	27	60	43	99
Total reclassification adjustments related to defined benefit plans, net of tax		$(16)	$(105)	$(44)	$(230)
Total reclassifications		$(923)	$424	$(2,998)	$1,465

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2022	$(8,255)	$(1,200)	$(6,112)	$(15,567)
Other comprehensive income (loss)
before reclassifications	-	(743)	-	(743)
Amounts reclassified from AOCI	1,099	1,855	44	2,998
As of June 30, 2023	$(7,156)	$(88)	$(6,068)	$(13,312)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2021	$(10,384)	$1,476	$(11,176)	$(20,084)
Other comprehensive income (loss)
before reclassifications	-	(1,267)	-	(1,267)
Amounts reclassified from AOCI	1,011	(2,706)	230	(1,465)
As of June 30, 2022	$(9,373)	$(2,497)	$(10,946)	$(22,816)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended June 30,	2023	2022	2023	2022	2023	2022
Service cost	$614	$982	$770	$(1,355)	$381	$492
Interest cost	4,381	2,704	369	209	594	321
Expected return on plan assets	(4,672)	(4,630)	-	-	(55)	(31)
Net amortization of prior service costs	(17)	(17)	-	-	10	(73)
Recognized net actuarial loss	498	1,523	8	69	(3)	16
Net periodic expense (benefit)	$804	$562	$1,147	$(1,077)	$927	$725

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Six Months Ended June 30,	2023	2022	2023	2022	2023	2022
Service cost	$1,228	$1,964	$1,684	$(1,747)	$762	$984
Interest cost	8,761	5,409	738	417	1,188	642
Expected return on plan assets	(9,344)	(9,261)	-	-	(111)	(62)
Net amortization of prior service costs	(34)	(34)	-	-	20	(145)
Recognized net actuarial loss (gain)	996	3,046	16	138	(6)	32
Net periodic expense (benefit)	$1,607	$1,124	$2,438	$(1,192)	$1,853	$1,451

Plan Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made in the first six months of 2023 and anticipated contributions for 2023 and 2024 are as follows (in thousands):

	Contributions Made	Additional Contributions	Contributions
	Six Months Ended June 30, 2023	Anticipated for 2023	Anticipated for 2024
Defined Benefit Pension Plan	$-	$-	$-
Non-pension Defined Benefit Postretirement Healthcare Plan	$2,460	$2,460	$4,808
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$1,116	$1,116	$2,417

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

Income Tax Benefit (Expense) and Effective Tax Rates

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Income tax benefit for the three months ended June 30, 2023 was $6.1 million compared to $0.7 million reported for the same period in 2022. For the three months ended June 30, 2023, the effective tax rate was (29.8)% compared to (1.9)% for the same period in 2022. The lower effective tax rate was primarily due to a $8.2 million tax benefit from a Nebraska income tax rate decrease compared to a $3.8 million benefit from a similar Nebraska tax rate decrease in 2022 and $2.3 million of lower wind PTCs driven by the March 2023 sale of Northern Iowa Windpower assets.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Income tax (expense) for the six months ended June 30, 2023 was $(8.6) million compared to $(13.8) million reported for the same period in 2022. For the six months ended June 30, 2023, the effective tax rate was 5.6% compared to 8.1% for the same period in 2022. The lower effective tax rate was primarily due to a $8.2 million tax benefit from a Nebraska income tax rate decrease compared to a $3.8 million benefit from a similar Nebraska tax rate decrease in 2022 and $3.0 million of lower wind PTCs driven by the March 2023 sale of Northern Iowa Windpower assets.

(12)
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

Segment information was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Electric Utilities
External Customers	$190,212	$201,450	$406,105	$405,059
Inter-segment	2,861	2,929	5,677	5,858
Total Electric Utilities Revenue	193,073	204,379	411,782	410,917

Gas Utilities
External Customers	221,071	272,745	926,337	892,706
Inter-segment	1,649	1,424	3,299	2,855
Total Gas Utilities Revenue	222,720	274,169	929,636	895,561

Inter-segment eliminations	(4,510)	(4,353)	(8,976)	(8,713)

Total Revenues	$411,283	$474,195	$1,332,442	$1,297,765

Operating income (loss):
Electric Utilities	$46,619	$45,226	$107,679	$95,972
Gas Utilities	17,725	28,195	132,350	151,735
Corporate and Other	(828)	(1,032)	(1,630)	(1,965)
Total Operating Income	$63,516	$72,389	$238,399	$245,742

Total assets (net of inter-segment eliminations) as of:	June 30, 2023	December 31, 2022
Electric Utilities	$3,914,037	$3,929,721
Gas Utilities	5,252,521	5,578,282
Corporate and Other	242,537	110,227
Total assets	$9,409,095	$9,618,230

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets (in thousands) as of:

	June 30, 2023	December 31, 2022
Billed Accounts Receivable	$192,444	$267,571
Unbilled Revenue	71,097	243,574
Less: Allowance for Credit Losses	(3,191)	(2,953)
Account Receivable, net	$260,350	$508,192

Changes to allowance for credit losses for the six months ended June 30, 2023 and 2022, respectively, were as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at June 30,
2023	$2,953	$4,278	$1,444	$(5,484)	$3,191
2022	$2,113	$4,239	$1,266	$(4,425)	$3,193

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets (in thousands) as of:

	June 30, 2023	December 31, 2022
Materials and supplies	$101,854	$99,734
Fuel - Electric Utilities	7,757	3,115
Natural gas in storage	26,923	104,572
Total materials, supplies and fuel	$136,534	$207,421

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets (in thousands) as of:

	June 30, 2023	December 31, 2022
Accrued employee compensation, benefits and withholdings	$62,031	$62,890
Accrued property taxes	40,298	52,430
Customer deposits and prepayments	42,730	47,655
Accrued interest	40,715	33,798
Other (none of which is individually significant)	31,485	46,684
Total accrued liabilities	$217,259	$243,457

(14)
Subsequent Events

Except as described in Notes 2 and 5, there have been no events subsequent to June 30, 2023, which would require recognition in the consolidated financial statements or disclosures.

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

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Wyoming Electric.

•
On July 31, 2023, Colorado Electric issued a request for proposals for 400 MW of new resources to be in service between 2026 and 2029 to achieve objectives in its Clean Energy Plan. In March 2023, the CPUC approved a unanimous settlement for Colorado Electric's Clean Energy Plan filed May 25, 2022. The Clean Energy Plan supports Colorado Electric's voluntary election to reduce carbon emissions 80% from 2005 levels by 2030.

•
On July 24, 2023, Wyoming Electric set a new all-time and summer peak load of 312 MW, surpassing the previous peak of 294 MW set on July 21, 2022.

Gas Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Colorado Gas, RMNG and Wyoming Gas.

Corporate and Other

•
On June 16, 2023, we filed a new shelf registration statement with the SEC and entered into a new Equity Distribution Sales Agreement. The new Equity Distribution Sales Agreement is similar to our prior agreement and allows us to sell shares of common stock up to an aggregate of $400 million through our ATM program utilizing our shelf registration statement. See Note 5 of the Condensed Notes to Consolidated Financial Statements for further information.

•
On March 7, 2023, we completed a public debt offering of $350 million, 5.95% 5-year senior unsecured notes due March 15, 2028. The proceeds from the offering were used to repay notes outstanding under our commercial paper program and for other general corporate purposes. See Note 5 of the Condensed Notes to Consolidated Financial Statements for further information.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and six months ended June 30, 2023 and 2022, and our financial condition as of June 30, 2023 and December 31, 2022, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

Segment information does not include inter-segment eliminations and all amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Operating income (loss):
Electric Utilities	$46,619	$45,226	$107,679	$95,972
Gas Utilities	17,725	28,195	132,350	151,735
Corporate and Other	(828)	(1,032)	(1,630)	(1,965)
Operating income	63,516	72,389	238,399	245,742

Interest expense, net	(41,521)	(38,764)	(85,025)	(77,309)
Other income (expense), net	(1,540)	1,563	(866)	2,267
Income tax benefit (expense)	6,089	658	(8,584)	(13,830)
Net income	26,544	35,846	143,924	156,870
Net income attributable to non-controlling interest	(3,491)	(2,431)	(6,787)	(5,929)
Net income available for common stock	$23,053	$33,415	$137,137	$150,941

Total earnings per share of common stock, Diluted	$0.35	$0.52	$2.06	$2.33

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022:

The variance to the prior year included the following:

•
Electric Utilities' operating income increased $1.4 million primarily due to new rates and rider recovery and increased transmission services and off-system excess energy sales mostly offset by higher operating expenses and unfavorable weather.

•
Gas Utilities' operating income decreased $10.5 million primarily due to higher operating expenses and a prior year one-time true-up of carrying costs accrued on Winter Storm Uri regulatory assets partially offset by new rates and rider recovery and favorable mark-to-market adjustments on wholesale commodity contracts;

•
Interest expense increased $2.8 million due to higher interest rates;

•
Other expense increased $3.1 million primarily due to higher costs for our non-qualified benefit plans driven by market performance and higher non-service benefit plan costs driven by higher discount rates;

•
Income tax benefit increased $5.4 million driven by lower pre-tax income and a lower effective tax rate primarily due to a tax benefit from a Nebraska income tax rate decrease partially offset by a benefit from a similar Nebraska tax rate decrease in 2022 and lower wind PTCs driven by the March 2023 sale of Northern Iowa Windpower assets; and

•
Net income attributable to non-controlling interest increased $1.1 million due to higher net income from Black Hills Colorado IPP primarily driven by increased fired-engine hours.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022:

The variance to the prior year included the following:

•
Electric Utilities’ operating income increased $11.7 million primarily due to new rates and rider recovery, a one-time gain on the planned sale of Northern Iowa Windpower assets, and increased transmission services and off-system excess energy sales partially offset by higher operating expenses and unfavorable weather.

•
Gas Utilities’ operating income decreased $19.4 million primarily due to higher operating expenses, a prior year one-time true-up of carrying costs accrued on Winter Storm Uri regulatory assets, unfavorable mark-to-market adjustments on wholesale commodity contracts and unfavorable weather partially offset by new rates and rider recovery and retail customer growth and demand;

•
Interest expense increased $7.7 million due to higher interest rates;

•
Other expense, net increased $3.1 million primarily due to higher costs for our non-qualified benefit plans driven by market performance and higher non-service benefit plan costs driven by higher discount rates; and

•
Income tax benefit increased $5.2 million driven by lower pre-tax income and a lower effective tax rate primarily due to a tax benefit from a Nebraska income tax rate decrease partially offset by a benefit from a similar Nebraska tax rate decrease in 2022 and lower wind PTCs driven by the March 2023 sale of Northern Iowa Windpower assets.

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

Electric Utilities

Operating results for the Electric Utilities were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
Revenue:
Electric - regulated	$182,822	$194,197	$(11,375)	$389,523	$389,921	$(398)
Other - non-regulated	10,251	10,182	69	22,259	20,995	1,264
Total revenue	193,073	204,379	(11,306)	411,782	410,917	865

Cost of fuel and purchased power:
Electric - regulated	36,038	55,723	(19,685)	90,688	107,202	(16,514)
Other - non-regulated	366	909	(543)	1,132	1,840	(708)
Total cost of fuel and purchased power	36,404	56,632	(20,228)	91,820	109,042	(17,222)

Electric Utility margin (non-GAAP)	156,669	147,747	8,922	319,962	301,875	18,087

Operations and maintenance	74,219	69,000	5,219	141,373	138,669	2,704
Depreciation and amortization	35,831	33,521	2,310	70,910	67,234	3,676
Total operating expenses	110,050	102,521	7,529	212,283	205,903	6,380

Operating income	$46,619	$45,226	$1,393	$107,679	$95,972	$11,707

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

Electric Utility margin increased as a result of the following:

(in millions)
Transmission services and off-system excess energy sales	$4.2
New rates and rider recovery	4.2
Integrated Generation (a)	2.9
Weather	(2.4)
$8.9

(a)
Primarily driven by favorable mining volumes due to a prior year planned outage and increased Black Hills Colorado IPP fired-engine hours.

Operations and maintenance expense increased primarily due to $3.8 million of higher generation expenses driven by planned outages and higher materials costs and $1.9 million of higher employee-related expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$9.2
Transmission services and off-system excess energy sales	6.5
Integrated Generation (a)	5.2
Weather	(2.2)
Other	(0.6)
$18.1

(a)
Primarily driven by favorable mining volumes due to a prior year planned outage, mining contract pricing and increased Black Hills Colorado IPP fired-engine hours.

Operations and maintenance expense increased primarily due to $6.2 million of higher mining and generation expenses driven by planned outages and higher fuel and materials costs and $5.4 million of higher employee-related expenses partially offset by a one-time $7.7 million gain on the planned sale of Northern Iowa Windpower assets. Other favorable variances, none of which were individually significant, comprised the remainder of the difference when compared to the same period in the prior year.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Operating Statistics

	Revenue (in thousands)				Quantities Sold (MWh)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Residential	$47,375	$52,853	$107,172	$115,102	302,879	323,775	696,749	715,357
Commercial	63,530	68,756	125,602	133,109	498,239	509,830	1,009,029	1,000,248
Industrial	34,519	38,190	73,467	73,598	502,146	464,928	958,088	928,696
Municipal	4,204	4,992	8,471	9,567	37,571	40,240	73,337	75,545
Subtotal Retail Revenue - Electric	149,628	164,791	314,712	331,377	1,340,835	1,338,773	2,737,203	2,719,846
Contract Wholesale	3,206	4,339	8,610	10,262	118,344	150,645	263,135	332,852
Off-system/Power Marketing Wholesale	5,959	8,666	22,083	15,820	123,258	144,425	380,114	304,866
Other (a)	24,029	16,400	44,118	32,463	-	-	-	-
Total Regulated	182,822	194,197	389,523	389,921	1,582,437	1,633,843	3,380,452	3,357,564
Non-Regulated (b)	10,251	10,182	22,259	20,995	22,848	72,770	77,194	161,864
Total Revenue and Quantities Sold	$193,073	$204,379	$411,782	$410,917	1,605,285	1,706,613	3,457,646	3,519,428
Other Uses, Losses or Generation, net (c)					109,628	98,323	247,933	211,609
Total Energy					1,714,913	1,804,936	3,705,579	3,731,037

(a)
Primarily related to transmission revenues from the Common Use System.
(b)
Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue (in thousands)				Quantities Sold (MWh)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Colorado Electric	$62,338	$71,197	$136,133	$146,642	536,754	568,890	1,141,298	1,188,478
South Dakota Electric	70,950	76,195	157,563	154,792	545,224	600,172	1,254,044	1,244,395
Wyoming Electric	49,939	47,146	96,610	89,235	500,459	464,781	985,110	924,691
Integrated Generation	9,846	9,841	21,476	20,248	22,848	72,770	77,194	161,864
Total Revenue and Quantities Sold	$193,073	$204,379	$411,782	$410,917	1,605,285	1,706,613	3,457,646	3,519,428

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased by Fuel Type (MWh)	2023	2022	2023	2022
Generated:
Coal	620,952	589,438	1,295,899	1,252,876
Natural Gas and Oil	451,237	262,157	952,303	558,579
Wind	150,622	244,456	381,346	498,024
Total Generated	1,222,811	1,096,051	2,629,548	2,309,479
Purchased:
Coal, Natural Gas, Oil and Other Market Purchases	421,037	608,045	910,853	1,196,205
Wind	71,065	100,840	165,178	225,353
Total Purchased	492,102	708,885	1,076,031	1,421,558

Total Generated and Purchased	1,714,913	1,804,936	3,705,579	3,731,037

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased (MWh)	2023	2022	2023	2022
Generated:
Colorado Electric	120,374	112,117	280,575	197,548
South Dakota Electric	447,492	367,936	1,011,536	823,541
Wyoming Electric	215,169	225,720	445,731	430,318
Integrated Generation	439,776	390,278	891,706	858,072
Total Generated	1,222,811	1,096,051	2,629,548	2,309,479
Purchased:
Colorado Electric	128,359	255,969	325,983	556,366
South Dakota Electric	104,333	248,625	261,305	445,688
Wyoming Electric	246,165	185,932	455,958	376,737
Integrated Generation	13,245	18,359	32,785	42,767
Total Purchased	492,102	708,885	1,076,031	1,421,558

Total Generated and Purchased	1,714,913	1,804,936	3,705,579	3,731,037

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	588	(5)%	556	(5)%	3,339	6%	3,271	5%
South Dakota Electric	1,035	(5)%	1,221	13%	4,481	3%	4,469	3%
Wyoming Electric	1,081	(9)%	1,159	(3)%	4,382	5%	4,291	2%
Combined (a)	840	(6)%	904	3%	3,940	4%	3,885	4%

Cooling Degree Days:
Colorado Electric	131	(56)%	333	24%	131	(56)%	333	24%
South Dakota Electric	36	(67)%	107	15%	36	(67)%	107	15%
Wyoming Electric	14	(82)%	121	102%	14	(82)%	121	102%
Combined (a)	75	(60)%	213	28%	75	(60)%	213	28%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended June 30,		Six Months Ended June 30,
Contracted generating facilities availability by fuel type (a)	2023	2022	2023	2022
Coal (b)	92.0%	82.1%	92.4%	86.3%
Natural gas and diesel oil	93.5%	95.1%	93.9%	95.2%
Wind	93.0%	93.8%	93.4%	94.7%
Total Availability	93.0%	91.4%	93.4%	92.7%

Wind Capacity Factor	34.4%	39.8%	41.2%	40.9%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)
2022 included planned outages at Neil Simpson II and Wyodak Plant.

Gas Utilities

Operating results for the Gas Utilities were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
Revenue:
Natural gas - regulated	$206,763	$258,349	$(51,586)	$881,536	$854,807	$26,729
Other - non-regulated	15,957	15,821	136	48,100	40,755	7,345
Total revenue	222,720	274,169	(51,450)	929,636	895,561	34,074

Cost of natural gas sold:
Natural gas - regulated	81,540	126,704	(45,164)	535,646	510,416	25,230
Other - non-regulated	3,415	5,040	(1,625)	20,275	6,055	14,220
Total cost of natural gas sold	84,955	131,744	(46,789)	555,921	516,471	39,450

Gas Utility margin (non-GAAP)	137,765	142,425	(4,660)	373,715	379,090	(5,375)

Operations and maintenance	91,223	83,689	7,534	186,050	170,130	15,920
Depreciation and amortization	28,817	30,541	(1,724)	55,315	57,225	(1,910)
Total operating expenses	120,040	114,230	5,810	241,365	227,355	14,010

Operating income	$17,725	$28,195	$(10,470)	132,350	$151,735	$(19,385)

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

Gas Utility margin decreased as a result of the following:

(in millions)
Prior year true-up of Winter Storm Uri carrying costs (a)	$(10.3)
Weather	(0.7)
Mark-to-market on non-utility natural gas commodity contracts	3.0
New rates and rider recovery	2.6
Residential growth and usage	0.8
Other	(0.1)
$(4.7)

(a)
In certain jurisdictions, we have commission approval to recover carrying costs on Winter Storm Uri regulatory assets which offset increased interest expense. During the second quarter of 2022, we accrued a one-time, $10.3 million true-up of these carrying costs to reflect commission authorized rates.

Operations and maintenance expense increased primarily due to $6.0 million of higher employee-related expenses and $0.5 million of higher materials and outside services expenses.

Depreciation and amortization was comparable to the same period in the prior year.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

Gas Utility margin decreased as a result of the following:

(in millions)
Prior year true-up of Winter Storm Uri carrying costs (a)	$(10.3)
Mark-to-market on non-utility natural gas commodity contracts	(4.0)
Weather	(2.9)
New rates and rider recovery	7.8
Non-residential retail growth and demand	2.9
Residential growth and usage	1.6
Other	(0.5)
$(5.4)

(a)
In certain jurisdictions, we have commission approval to recover carrying costs on Winter Storm Uri regulatory assets which offset increased interest expense. During the second quarter of 2022, we accrued a one-time, $10.3 million true-up of these carrying costs to reflect commission authorized rates.

Operations and maintenance expense increased primarily due to $11.9 million of higher employee-related expenses and $3.1 million of higher materials and outside services expenses.

Depreciation and amortization was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in thousands)				Quantities Sold and Transported (Dth)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Residential	$116,577	$143,127	$545,153	$519,171	7,596,797	8,523,755	37,532,381	40,338,005
Commercial	44,278	61,182	226,801	219,824	4,058,186	4,499,245	18,062,258	19,130,948
Industrial	7,109	16,875	16,308	26,113	1,408,612	2,150,532	2,447,045	3,315,115
Other	2,804	2,300	4,248	5,072	-	-	-	-
Total Distribution	170,768	223,483	792,510	770,179	13,063,595	15,173,532	58,041,684	62,784,068
Transportation and Transmission	35,995	34,865	89,026	84,627	34,226,643	37,623,610	81,406,183	82,668,813
Total Regulated	206,763	258,349	881,536	854,807	47,290,238	52,797,142	139,447,867	145,452,881
Non-regulated Services (a)	15,957	15,821	48,100	40,755	-	-	-	-
Total Revenue and Quantities Sold	$222,720	$274,169	$929,636	$895,561	47,290,238	52,797,142	139,447,867	145,452,881

(a)
Includes Black Hills Energy Services and non-regulated services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	Revenue (in thousands)				Quantities Sold and Transported (Dth)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Arkansas Gas	$35,231	$51,815	$161,868	$179,624	5,250,053	5,445,450	16,725,803	18,373,186
Colorado Gas	51,463	50,328	196,349	170,381	5,639,570	6,365,777	19,694,864	19,784,461
Iowa Gas	23,896	42,050	149,353	162,629	7,111,510	8,178,613	21,402,918	23,554,795
Kansas Gas	23,533	35,482	95,754	94,333	7,123,557	8,762,807	18,297,059	19,751,874
Nebraska Gas	57,614	62,337	222,564	196,571	15,724,842	16,714,480	42,805,632	44,050,254
Wyoming Gas	30,983	32,157	103,748	92,023	6,440,706	7,330,015	20,521,591	19,938,311
Total Revenue and Quantities Sold	$222,720	$274,169	$929,636	$895,561	47,290,238	52,797,142	139,447,867	145,452,881

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	278	(15)%	271	(18)%	1,944	(18)%	2,370	(3)%
Colorado Gas	900	2%	817	(14)%	3,987	8%	3,763	(3)%
Iowa Gas	583	(20)%	803	17%	3,830	(9)%	4,382	8%
Kansas Gas (a)	370	(18)%	436	(2)%	2,743	(6)%	3,020	4%
Nebraska Gas	516	(21)%	679	7%	3,570	(4)%	3,720	1%
Wyoming Gas	1,149	(3)%	1,326	9%	4,773	14%	4,598	4%
Combined (b)	674	(10)%	768	2%	3,870	1%	3,933	2%

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

Corporate and Other

Corporate and Other operating results were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
Operating (loss)	$(828)	$(1,032)	$204	$(1,630)	$(1,965)	$335

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

Operating loss was comparable to the same period in the prior year.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

Operating loss was comparable to the same period in the prior year.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
	(in thousands)
Interest expense, net	$(41,521)	$(38,764)	$(2,757)	$(85,025)	$(77,309)	$(7,716)
Other income (expense), net	(1,540)	1,563	(3,103)	(866)	2,267	(3,133)
Income tax benefit (expense)	6,089	658	5,431	(8,584)	(13,830)	5,246

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022:

Interest expense, net

The increase in Interest expense, net was due to higher interest rates.

Other income (expense), net

Other expense, net increased due to higher costs for our non-qualified benefit plans which were driven by market performance and higher non-service benefit plan costs primarily driven by higher discount rates.

Income tax benefit

Income tax benefit increased primarily due to lower pre-tax income and a lower effective tax rate. For the three months ended June 30, 2023, the effective tax rate was (29.8)% compared to (1.9)% for the same period in 2022. See Note 11 of the Condensed Notes to Consolidated Financial Statements for discussion of effective tax rate variances.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022:

Interest expense, net

The increase in Interest expense, net was due to higher interest rates.

Other income (expense), net

Other expense, net increased primarily due to higher costs for our non-qualified benefit plans which were driven by market performance and higher non-service benefit plan costs driven by higher discount rates.

Income tax (expense)

Income tax (expense) decreased primarily due to lower pre-tax income and a lower effective tax rate. For the six months ended June 30, 2023, the effective tax rate was 5.6% compared to 8.1% for the same period in 2022. See Note 11 of the Condensed Notes to Consolidated Financial Statements for discussion of effective tax rate variances.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2022 Annual Report on Form 10-K except as described below.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the six months ended June 30, 2023, (in thousands):

Operating Activities:

	Six Months Ended June 30,
	2023	2022	Variance
Cash earnings (net income plus non-cash adjustments)	$287,792	$296,002	$(8,210)
Changes in certain operating assets and liabilities:
Accounts receivable and other current assets	339,842	48,648	291,194
Accounts payable and accrued liabilities	(201,389)	(24,130)	(177,259)
Regulatory assets and liabilities	186,699	128,315	58,384
	325,152	152,833	172,319
Other operating activities	(7,873)	(6,805)	(1,068)
Net cash provided by operating activities	$605,071	$442,030	$163,041

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022

Net cash provided by operating activities was $163.0 million higher than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash earnings (net income plus non-cash adjustments) were $8.2 million lower for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to higher operating expenses and higher interest expense.

•
Net inflows from changes in certain operating assets and liabilities were $172.3 million higher, primarily attributable to:

o
Cash inflows increased by $291.2 million as a result of changes in accounts receivable and other current assets primarily driven by higher collections on pass-through revenues and lower natural gas in storage inventories driven by fluctuations in commodity prices and timing of injections and withdrawals;

o
Cash outflows increased by $177.3 million as a result of decreases in accounts payable and accrued liabilities primarily driven by fluctuations in commodity prices, payment timing of natural gas and power purchases and changes in other working capital requirements; and

o
Cash inflows increased by $58.4 million as a result of changes in our regulatory assets and liabilities primarily due to higher recoveries of deferred gas and fuel cost adjustments driven by fluctuations in commodity prices and higher recoveries of Winter Storm Uri incremental and carrying costs from customers.

•
Cash outflows increased by $1.1 million for other operating activities.

Investing Activities:

	Six Months Ended June 30,
	2023	2022	Variance
Capital expenditures	$(261,739)	$(293,803)	$32,064
Other investing activities	16,367	2,418	13,949
Net cash (used in) investing activities	$(245,372)	$(291,385)	$46,013

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022

Net cash used in investing activities was $46.0 million lower than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash outflows decreased by $32.1 million as a result of lower capital expenditures which were driven by lower programmatic safety, reliability and integrity spending at our Gas and Electric Utilities; and

•
Cash inflows increased by $13.9 million for other investing activities primarily due to proceeds from the sale of Northern Iowa Windpower assets.

Financing Activities:

	Six Months Ended June 30,
	2023	2022	Variance
Dividends paid on common stock	$(83,114)	$(77,136)	$(5,978)
Common stock issued	54,689	20,095	34,594
Short-term and long-term debt (repayments), net	(185,600)	(85,130)	(100,470)
Distributions to non-controlling interests	(9,017)	(8,604)	(413)
Other financing activities	(5,095)	1,682	(6,777)
Net cash (used in) financing activities	$(228,137)	$(149,093)	$(79,044)

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022

Net cash used in financing activities was $79.0 million higher than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash outflows increased $100.5 million due to short-term debt repayments in excess of short-term and long-term borrowings;

•
Cash inflows increased $34.6 million due to higher issuances of common stock;

•
Cash outflows increased $6.0 million due to increased dividends paid on common stock; and

•
Cash outflows increased by $6.8 million for other financing activities primarily due to financing costs in the March 7, 2023 debt offering.

CAPITAL RESOURCES

Shelf Registration Statement

See Recent Developments above and Note 5 of the Condensed Notes to Consolidated Financial Statements for recent updates on our shelf registration.

Short-term Debt

See Note 5 of the Condensed Notes to Consolidated Financial Statements for information on our Revolving Credit Facility and CP Program.

Long-term Debt

See Recent Developments above and Note 5 of the Condensed Notes to Consolidated Financial Statements for recent updates on our long-term debt.

Covenant Requirements

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of June 30, 2023. See Note 5 of the Condensed Notes to Consolidated Financial Statements for more information.

Equity

See Recent Developments above and Note 5 of the Condensed Notes to Consolidated Financial Statements for recent updates regarding equity.

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

The following table represents the credit ratings and outlook and risk profile of BHC at June 30, 2023:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody's (b)	Baa2	Stable
Fitch (c)	BBB+	Stable

(a)
On February 17, 2023, S&P reported BBB+ rating and maintained a Stable outlook.
(b)
On December 20, 2022, Moody’s reported Baa2 rating and maintained a Stable outlook.
(c)
On October 6, 2022, Fitch reported BBB+ rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric at June 30, 2023:

Rating Agency	Senior Secured Rating
S&P (a)	A
Fitch (b)	A

(a)
On February 17, 2023, S&P reported A rating.
(b)
On October 6, 2022, Fitch reported A rating.

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual	Forecasted
Capital Expenditures by Segment	Six Months Ended June 30, 2023 (a)	2023 (b)	2024	2025	2026	2027
(in millions)
Electric Utilities	$100	$212	$348	$268	$184	$163
Gas Utilities	153	386	452	412	393	444
Corporate and Other	3	17	19	20	19	18
Incremental Projects (c)	-	-	-	-	104	75
	$256	$615	$819	$700	$700	$700

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
(b)
Includes actual capital expenditures for the six months ended June 30, 2023.
(c)
These represent projects that are being evaluated by our segments for timing, cost and other factors.

Dividends

Dividends paid on our common stock totaled $83.1 million for the six months ended June 30, 2023, or $0.625 per share per quarter. On July 24, 2023, our board of directors declared a quarterly dividend of $0.625 per share payable September 1, 2023, equivalent to an annual dividend of $2.50 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Funding Status of Employee Benefit Plans

Based on the fair value of assets and estimated discount rate used to value benefit obligations as of June 30, 2023, we estimate the unfunded status of our employee benefit plans to be approximately $30 million compared to $35 million at December 31, 2022. We have implemented various de-risking strategies including lump sum buyouts, the purchase of annuities and the reduction of return-seeking assets over time to a more liability-hedged portfolio. As a result, recent capital markets volatility had a limited impact to our funded status and does not require interim re-measurement of our pension plan assets or defined benefit obligations.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2022 Annual Report on Form 10-K. There were no material changes made as of June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at June 30, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 in Item 8 of our 2022 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	1	$63.12	-	-
May 1, 2023 - May 31, 2023	755	66.14	-	-
June 1, 2023 - June 30, 2023	2	60.48	-	-
Total	758	$66.12	-	-

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

ITEM 6. EXHIBITS

Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number	Description

3.2	Amended and Restated Bylaws of Black Hills Corporation dated April 24, 2023 (filed as Exhibit 3.2 to the Registrant's Form 8-K filed May 3, 2023).
10.1*

First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 9, 2023 (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and U.S. Bank, National Association, as Administrative Agent.

10.2	Equity Distribution Sales Agreement dated June 16, 2023 among Black Hills Corporation and the several Agents named therein (filed as Exhibit 1.1 to the Registrant’s Form 8-K filed on June 20, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	August 3, 2023