Form 10-Q
period 2023-09-30
BLACK HILLS CORP /SD/
filed 2023-11-02
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common stock, $1.00 par value	67,991,643	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our utility companies
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

LIBOR	London Interbank Offered Rate
MMBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
N/A	Not applicable
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
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
Wyoming Integrity Rider

The Wyoming Integrity Rider (WIR) is a WPSC-approved tariff that allows us to recover costs from customers associated with ongoing infrastructure replacement, gas meter and yard line replacement projects driven by federal regulation.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenue	$407,126	$462,612	$1,739,568	$1,760,377

Operating expenses:
Fuel, purchased power and cost of natural gas sold	102,241	168,535	749,753	793,632
Operations and maintenance	125,767	134,449	412,522	403,549
Depreciation, depletion and amortization	64,878	64,019	191,235	188,610
Taxes - property and production	16,469	16,130	49,888	49,365
Total operating expenses	309,355	383,133	1,403,398	1,435,156

Operating income	97,771	79,479	336,170	325,221

Other income (expense):
Interest expense incurred net of amounts capitalized	(44,477)	(40,580)	(131,809)	(118,454)
Interest income	3,479	561	5,786	1,126
Other income (expense), net	(647)	464	(1,513)	2,731
Total other income (expense)	(41,645)	(39,555)	(127,536)	(114,597)

Income before income taxes	56,126	39,924	208,634	210,624
Income tax (expense)	(7,366)	(2,090)	(15,950)	(15,920)
Net income	48,760	37,834	192,684	194,704
Net income attributable to non-controlling interest	(3,377)	(2,861)	(10,164)	(8,790)
Net income available for common stock	$45,383	$34,973	$182,520	$185,914

Earnings per share of common stock:
Earnings per share, Basic	$0.67	$0.54	$2.74	$2.87
Earnings per share, Diluted	$0.67	$0.54	$2.74	$2.86

Weighted average common shares outstanding:
Basic	67,315	64,876	66,652	64,722
Diluted	67,389	65,061	66,725	64,910

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$48,760	$37,834	$192,684	$194,704

Other comprehensive income (loss), net of tax;
Reclassification adjustments of benefit plan liability - prior service cost (net of tax of $--, $8, $-- and $22, respectively)	-	(16)	-	(48)
Reclassification adjustments of benefit plan liability - net loss (net of tax of $(19), $(66), $(62) and $(179), respectively)	24	122	67	384
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(162), $(134), $(489) and $(549), respectively)	550	578	1,649	1,589
Net unrealized gains (losses) on commodity derivatives (net of tax of $58, $(559), $291 and $(165), respectively)	(195)	1,776	(937)	509
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(8), $10, $(592) and $881, respectively)	26	(33)	1,881	(2,739)
Other comprehensive income, net of tax	405	2,427	2,660	(305)

Comprehensive income	49,165	40,261	195,344	194,399
Less: comprehensive income attributable to non-controlling interest	(3,377)	(2,861)	(10,164)	(8,790)
Comprehensive income available for common stock	$45,788	$37,400	$185,180	$185,609

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	September 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$594,289	$21,430
Restricted cash and equivalents	6,213	5,555
Accounts receivable, net	228,830	508,192
Materials, supplies and fuel	168,079	207,421
Derivative assets, current	126	582
Income tax receivable, net	17,749	17,637
Regulatory assets, current	191,746	260,312
Other current assets	33,242	50,579
Total current assets	1,240,274	1,071,708

Property, plant and equipment	8,767,954	8,374,790
Less: accumulated depreciation and depletion	(1,755,606)	(1,576,842)
Total property, plant and equipment, net	7,012,348	6,797,948

Other assets:
Goodwill	1,299,454	1,299,454
Intangible assets, net	8,708	9,589
Regulatory assets, non-current	313,113	392,669
Other assets, non-current	59,031	46,862
Total other assets, non-current	1,680,306	1,748,574

TOTAL ASSETS	$9,932,928	$9,618,230

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	September 30, 2023	December 31, 2022
	(in thousands)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$124,033	$310,020
Accrued liabilities	257,458	243,457
Derivative liabilities, current	2,193	6,600
Regulatory liabilities, current	93,988	46,013
Notes payable	-	535,600
Current maturities of long-term debt	1,125,000	525,000
Total current liabilities	1,602,672	1,666,690

Long-term debt, net of current maturities	3,799,510	3,607,340

Deferred credits and other liabilities:
Deferred income tax liabilities, net	530,985	508,941
Regulatory liabilities, non-current	468,969	472,560
Benefit plan liabilities	119,046	116,742
Other deferred credits and other liabilities	152,174	156,062
Total deferred credits and other liabilities	1,271,174	1,254,305

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholder's equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 68,046,262 and 66,140,396 shares, respectively	68,046	66,140
Additional paid-in capital	1,994,439	1,882,653
Retained earnings	1,121,196	1,064,122
Treasury stock, at cost - 54,428 and 36,726 shares, respectively	(3,457)	(2,435)
Accumulated other comprehensive income (loss)	(12,907)	(15,567)
Total stockholders' equity	3,167,317	2,994,913
Non-controlling interest	92,255	94,982
Total equity	3,259,572	3,089,895

TOTAL LIABILITIES AND TOTAL EQUITY	$9,932,928	$9,618,230

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2023	2022
Operating activities:	(in thousands)
Net income	$192,684	$194,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	191,235	188,610
Deferred financing cost amortization	6,928	7,430
Stock compensation	4,563	6,779
Deferred income taxes	16,114	16,062
Employee benefit plans	7,929	2,677
Other adjustments, net	(6,099)	(10,243)
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	43,546	(88,405)
Accounts receivable and other current assets	302,764	64,280
Accounts payable and other current liabilities	(186,500)	5,963
Regulatory assets	199,093	118,330
Other operating activities, net	(16,205)	(11,900)
Net cash provided by operating activities	756,052	494,287

Investing activities:
Property, plant and equipment additions	(421,770)	(466,302)
Other investing activities	17,985	(19)
Net cash (used in) investing activities	(403,785)	(466,321)

Financing activities:
Dividends paid on common stock	(125,446)	(115,850)
Common stock issued	107,380	20,027
Net borrowings (payments) of Revolving Credit Facility and CP Program	(535,600)	81,170
Long-term debt - issuance	800,000	-
Distributions to non-controlling interests	(12,891)	(11,678)
Other financing activities	(12,193)	1,647
Net cash provided by (used in) financing activities	221,250	(24,684)

Net change in cash, restricted cash and cash equivalents	573,517	3,282

Cash, restricted cash and cash equivalents beginning of period	26,985	13,810
Cash, restricted cash and cash equivalents end of period	$600,502	$17,092

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(108,813)	$(98,227)
Income taxes	51	746
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at September 30,	52,984	42,687

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2022	66,140,396	$66,140	36,726	$(2,435)	$1,882,653	$1,064,122	$(15,567)	$94,982	$3,089,895
Net income	-	-	-	-	-	114,084	-	3,296	117,380
Other comprehensive income, net of tax	-	-	-	-	-	-	1,220	-	1,220
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41,362)	-	-	(41,362)
Share-based compensation	84,735	85	4,388	(262)	1,886	-	-	-	1,709
Issuance of common stock	445,578	446	-	-	27,273	-	-	-	27,719
Issuance costs	-	-	-	-	(336)	-	-	-	(336)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,494)	(4,494)
March 31, 2023	66,670,709	$66,671	41,114	$(2,697)	$1,911,476	$1,136,844	$(14,347)	$93,784	$3,191,731
Net income	-	-	-	-	-	23,053	-	3,491	26,544
Other comprehensive income, net of tax	-	-	-	-	-	-	1,035	-	1,035
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41,752)	-	-	(41,752)
Share-based compensation	8,492	8	7,509	(470)	2,888	-	-	-	2,426
Issuance of common stock	436,202	436	-	-	27,274	-	-	-	27,710
Issuance costs	-	-	-	-	(404)	-	-	-	(404)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,523)	(4,523)
June 30, 2023	67,115,403	$67,115	48,623	$(3,167)	$1,941,234	$1,118,145	$(13,312)	$92,752	$3,202,767
Net income	-	-	-	-	-	45,383	-	3,377	48,760
Other comprehensive income, net of tax	-	-	-	-	-	-	405	-	405
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(42,332)	-	-	(42,332)
Share-based compensation	15	-	5,805	(290)	1,445	-	-	-	1,155
Issuance of common stock	930,844	931	-	-	52,433				53,364
Issuance costs	-	-	-	-	(673)	-	-	-	(673)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(3,874)	(3,874)
September 30, 2023	68,046,262	$68,046	54,428	$(3,457)	$1,994,439	$1,121,196	$(12,907)	$92,255	$3,259,572

(unaudited)	Common Stock		Treasury Stock
(in thousands except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2021	64,793,095	$64,793	54,078	$(3,509)	$1,783,436	$962,458	$(20,084)	$100,029	$2,887,123
Net income	-	-	-	-	-	117,526	-	3,498	121,024
Other comprehensive income, net of tax	-	-	-	-	-	-	6	-	6
Dividends on common stock ($0.595 per share)	-	-	-	-	-	(38,533)	-	-	(38,533)
Share-based compensation	425	-	(34,393)	2,222	(191)	-	-	-	2,031
Issuance of common stock	55,707	56	-	-	3,776	-	-	-	3,832
Issuance costs	-	-	-	-	(41)	-	-	-	(41)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,420)	(4,420)
March 31, 2022	64,849,227	$64,849	19,685	$(1,287)	$1,786,980	$1,041,451	$(20,078)	$99,107	$2,971,022
Net income	-	-	-	-	-	33,415	-	2,431	35,846
Other comprehensive income, net of tax	-	-	-	-	-	-	(2,738)	-	(2,738)
Dividends on common stock ($0.595 per share)	-	-	-	-	-	(38,603)	-	-	(38,603)
Share-based compensation	39,066	39	4,006	(255)	5,370	-	-	-	5,154
Issuance of common stock	216,885	217	-	-	16,353	-	-	-	16,570
Issuance costs	-	-	-	-	(266)	-	-	-	(266)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,184)	(4,184)
June 30, 2022	65,105,178	$65,105	23,691	$(1,542)	$1,808,437	$1,036,263	$(22,816)	$97,354	$2,982,801
Net income	-	-	-	-	-	34,973	-	2,861	37,834
Other comprehensive income, net of tax	-	-	-	-	-	-	2,427	-	2,427
Dividends on common stock ($0.595 per share)	-	-	-	-	-	(38,714)	-	-	(38,714)
Share-based compensation	27	-	2,517	(173)	2,724	-	-	-	2,551
Issuance costs	-	-	-	-	(68)	-	-	-	(68)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(3,074)	(3,074)
September 30, 2022	65,105,205	$65,105	26,208	$(1,715)	$1,811,093	$1,032,522	$(20,389)	$97,141	$2,983,757

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2023, December 31, 2022 and September 30, 2022 financial information. Certain lines of business in which we operate are highly seasonal, and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

(2)
Regulatory Matters

We had the following regulatory assets and liabilities (in thousands):

	As of	As of
	September 30, 2023	December 31, 2022
Regulatory assets
Winter Storm Uri	$225,052	$347,980
Deferred energy and fuel cost adjustments	59,129	72,580
Deferred gas cost adjustments	8,048	12,147
Gas price derivatives	3,849	8,793
Deferred taxes on AFUDC	7,180	7,333
Employee benefit plans and related deferred taxes	87,423	89,259
Environmental	2,868	1,343
Loss on reacquired debt	17,865	19,213
Deferred taxes on flow through accounting	69,259	69,529
Decommissioning costs	2,407	3,472
Other regulatory assets	21,779	21,332
Total regulatory assets	504,859	652,981
Less current regulatory assets	(191,746)	(260,312)
Regulatory assets, non-current	$313,113	$392,669

Regulatory liabilities
Deferred energy and gas costs	$91,273	$41,722
Employee benefit plan costs and related deferred taxes	33,006	34,258
Cost of removal	179,208	175,614
Excess deferred income taxes	250,390	254,833
Other regulatory liabilities	9,080	12,146
Total regulatory liabilities	562,957	518,573
Less current regulatory liabilities	(93,988)	(46,013)
Regulatory liabilities, non-current	$468,969	$472,560

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

Wyoming Gas

On May 18, 2023, Wyoming Gas filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 6,400-mile natural gas pipeline system. On October 13, 2023, Wyoming Gas filed a settlement agreement with the WPSC for a general rate increase. The agreement is expected to generate $13.9 million in new annual revenue with a capital structure of 51% equity, 49% debt and a return on equity of 9.85%. Subject to WPSC approval, the agreement includes new rates effective January 1, 2024 and a four-year extension of the Wyoming Integrity Rider.

Wyoming Electric

On June 1, 2022, Wyoming Electric filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 1,330-mile electric distribution and 59-mile electric transmission systems. On January 26, 2023, the WPSC approved a settlement agreement with intervening parties for a general rate increase. The settlement is expected to generate $8.7 million in new annual revenue with a capital structure of 52% equity, 48% debt and a return on equity of 9.75%. New rates were effective March 1, 2023. The agreement also includes approval of a new rider that will be filed annually to recover transmission investments and expenses.

(3)
Commitments, Contingencies and Guarantees

Except as described below, there have been no significant changes to commitments, contingencies and guarantees from those previously disclosed in Note 3 of our Notes to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

GT Resources, LLC v. Black Hills Corporation, Case No. 2020CV30751 (U.S. District Court for the City and County of Denver, Colorado)

On April 13, 2022, a jury awarded $41 million for claims made by GT Resources, LLC (“GTR”) against BHC and two of its subsidiaries (Black Hills Exploration and Production, Inc. and Black Hills Gas Resources, Inc.), which ceased oil and natural gas operations in 2018 as part of BHC’s decision to exit the exploration and production business. The claims involved a dispute over a 2.3 million-acre concession award in Costa Rica which was acquired by a BHC subsidiary in 2003. GTR retained rights to receive a royalty interest on any hydrocarbon production from the concession upon the occurrence of contingent events. GTR contended that BHC and its subsidiaries failed to adequately pursue the opportunity and failed to transfer the concession to GTR. We appealed this verdict to the Colorado Court of Appeals. On October 19, 2023, the Appellate Court reversed and remanded the case with directions limiting any retrial to the narrow issue of whether there was improper interference with the prospective conveyance of the concession. We continue to believe this lawsuit has no merit and will vigorously defend it. At this time, we do not believe any losses from this matter will have a material impact on our financial position, results of operations and cash flows.

Gain Contingency - Wygen 1 Business Interruption Insurance Recovery

In September 2021, Wygen I experienced an unplanned outage that continued until December 2021. For the year ended December 31, 2021, the outage resulted in lost revenue at our subsidiaries Black Hills Wyoming and WRDC. A claim for these losses was submitted under our business interruption insurance policy. During the third quarter of 2023, we recovered $5.0 million from our business interruption insurance which was recognized as Revenue in our Consolidated Statements of Income for the three and nine months ended September 30, 2023.

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and nine months ended September 30, 2023 and 2022. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended September 30, 2023	Electric Utilities	Gas Utilities	Inter-segment Revenues	Total
Customer types:	(in thousands)
Retail	$191,029	$120,803	$-	$311,832
Transportation	-	42,654	(114)	42,540
Wholesale	9,441	-	-	9,441
Market - off-system sales	12,999	25	-	13,024
Transmission/Other	18,092	9,607	(4,374)	23,325
Revenue from contracts with customers	$231,561	$173,089	$(4,488)	$400,162
Other revenues	5,768	1,196	-	6,964
Total revenues	$237,329	$174,285	$(4,488)	$407,126

Timing of revenue recognition:
Services transferred at a point in time	$7,843	$-	$-	$7,843
Services transferred over time	223,718	173,089	(4,488)	392,319
Revenue from contracts with customers	$231,561	$173,089	$(4,488)	$400,162

Three Months Ended September 30, 2022	Electric Utilities	Gas Utilities	Inter-segment Revenues	Total
Customer types:	(in thousands)
Retail	$211,489	$157,203	$-	$368,692
Transportation	-	41,006	(99)	40,907
Wholesale	13,667	-	-	13,667
Market - off-system sales	16,770	186	-	16,956
Transmission/Other	15,919	8,875	(4,148)	20,646
Revenue from contracts with customers	$257,845	$207,270	$(4,247)	$460,868
Other revenues	824	1,018	(98)	1,744
Total revenues	$258,669	$208,288	$(4,345)	$462,612

Timing of revenue recognition:
Services transferred at a point in time	$7,928	$-	$-	$7,928
Services transferred over time	249,917	207,270	(4,247)	452,940
Revenue from contracts with customers	$257,845	$207,270	$(4,247)	$460,868

Nine Months Ended September 30, 2023	Electric Utilities	Gas Utilities	Inter-segment Revenues	Total
Customer types:	(in thousands)
Retail	$522,304	$931,129	$-	$1,453,433
Transportation	-	131,410	(344)	131,066
Wholesale	24,578	-	-	24,578
Market - off-system sales	37,487	349	-	37,836
Transmission/Other	54,727	28,833	(13,120)	70,440
Revenue from contracts with customers	$639,096	$1,091,721	$(13,464)	$1,717,353
Other revenues	10,015	12,200	-	22,215
Total revenues	$649,111	$1,103,921	$(13,464)	$1,739,568

Timing of revenue recognition:
Services transferred at a point in time	$24,344	$-	$-	$24,344
Services transferred over time	614,752	1,091,721	(13,464)	1,693,009
Revenue from contracts with customers	$639,096	$1,091,721	$(13,464)	$1,717,353

Nine Months Ended September 30, 2022	Electric Utilities	Gas Utilities	Inter-segment Revenues	Total
Customer types:	(in thousands)
Retail	$553,327	$947,290	$-	$1,500,617
Transportation	-	125,196	(298)	124,898
Wholesale	32,370	-	-	32,370
Market - off-system sales	32,590	602	-	33,192
Transmission/Other	46,535	27,794	(12,445)	61,884
Revenue from contracts with customers	$664,822	$1,100,882	$(12,743)	$1,752,961
Other revenues	4,764	2,967	(315)	7,416
Total revenues	$669,586	$1,103,849	$(13,058)	$1,760,377

Timing of revenue recognition:
Services transferred at a point in time	$21,712	$-	$-	$21,712
Services transferred over time	643,110	1,100,882	(12,743)	1,731,249
Revenue from contracts with customers	$664,822	$1,100,882	$(12,743)	$1,752,961

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

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity (dollars in thousands) as of:

	September 30, 2023	December 31, 2022
Amount outstanding	$—	$535,600
Letters of credit (a)	$3,707	$24,626
Available capacity	$746,293	$189,774
Weighted average interest rates	N/A	4.88%

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Maximum amount outstanding (based on daily outstanding balances)	$548,700	$508,200
Average amount outstanding (based on daily outstanding balances)	$109,209	$347,121
Weighted average interest rates	4.91%	1.41%

Long-term Debt

On September 15, 2023, we completed a public debt offering of $450 million, 6.15% senior unsecured notes due May 15, 2034. Proceeds from the offering, which were net of $7.2 million of deferred financing costs, were used for general corporate purposes. We also plan to use the proceeds from the offering, along with cash on hand, to repay all of our $525 million principal amount outstanding notes on their November 30, 2023 maturity date.

On March 7, 2023, we completed a public debt offering of $350 million, 5.95% five year senior unsecured notes due March 15, 2028. The proceeds from the offering, which were net of $4.2 million of deferred financing costs, were used to repay notes outstanding under our CP Program and for other general corporate purposes.

Debt Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of September 30, 2023. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of September 30, 2023, our Consolidated Indebtedness to Capitalization Ratio was 0.61 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of September 30, 2023. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of September 30, 2023, Wyoming Electric's debt to capitalization ratio was 0.53 to 1.00.

Equity

At-the-Market Equity Offering Program

As previously disclosed, on August 4, 2020, we entered into an Amended and Restated Equity Distribution Sales Agreement ("Previous Sales Agreement") to sell shares of common stock up to an aggregate of $400 million, from time to time, through our ATM program utilizing our shelf registration statement. On June 16, 2023, in conjunction with the new shelf registration statement filing discussed above, we entered into a new Equity Distribution Sales Agreement ("Sales Agreement") and terminated the Previous Sales Agreement. The Sales Agreement, which is similar to the Previous Sales Agreement, allows us to sell shares of common stock up to an aggregate of $400 million through our ATM program.

ATM activity was as follows (net proceeds and issuance costs in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
August 4, 2020 ATM Program
Proceeds, (net of issuance costs of $0, $0, $(0.5) and $(0.2), respectively)	$-	$-	$48.5	$20.2
Number of shares issued	-	-	775,225	272,592

June 16, 2023 ATM Program
Proceeds, (net of issuance costs of $(0.5), $0, $(0.6) and $0, respectively)	$52.8	$-	$59.2	$-
Number of shares issued	930,844	-	1,037,399	-

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(0.5), $0, $(1.1) and $(0.2), respectively)	$52.8	$-	$107.7	$20.2
Number of shares issued	930,844	-	1,812,624	272,592
Average price per share	$57.33	$-	$60.02	$74.84

Shareholder Dividend Reinvestment and Stock Purchase Plan

Effective as of July 7, 2023, we terminated our DRSPP. On July 10, 2023, we filed a post-effective amendment to amend the Registration Statement on Form S-3 (File No. 333-240319) filed with the SEC on August 4, 2020. The filing of this post-effective amendment de-registered all shares of common stock that were issuable under the DRSPP but not sold as of July 7, 2023. With the termination of the DRSPP, a direct stock purchase plan was offered which allows shareholders to continue making share transactions. This plan is sponsored and administered solely by EQ Shareowner Services, our transfer agent.

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income available for common stock	$45,383	$34,973	$182,520	$185,914

Weighted average shares - basic	67,315	64,876	66,652	64,722
Dilutive effect of:
Equity compensation	74	185	73	188
Weighted average shares - diluted	67,389	65,061	66,725	64,910

Earnings per share of common stock:
Earnings per share, Basic	$0.67	$0.54	$2.74	$2.87
Earnings per share, Diluted	$0.67	$0.54	$2.74	$2.86

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity compensation	74	-	48	-
Restricted stock	-	-	-	-
Anti-dilutive shares	74	-	48	-

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

We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current creditworthiness, as determined by review of their current credit information. We maintain a provision for estimated credit losses based upon historical experience, changes in current market conditions, expected losses and any specific customer collection issue that is identified.

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

To support our Choice Gas Program customers, we buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from October 2023 through October 2025. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long positions as of:

	September 30, 2023		December 31, 2022
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	1,730,000	6	630,000	3
Natural gas options purchased, net	7,780,000	6	1,790,000	3
Natural gas basis swaps purchased	1,730,000	6	900,000	3
Natural gas over-the-counter swaps, net (b)	5,610,000	24	4,460,000	24
Natural gas physical contracts, net (c)	21,323,455	7	17,864,412	12

(a)
Term reflects the maximum forward period hedged.
(b)
As of September 30, 2023, 2,979,300 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchases and normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At September 30, 2023, the Company posted $0.6 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$-	$118
Noncurrent commodity derivatives	Other assets, non-current	(18)	198
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	143	(1,703)
Noncurrent commodity derivatives	Other assets, non-current	(20)	-
Total derivatives designated as hedges		$105	$(1,387)

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets, current	$126	$464
Noncurrent commodity derivatives	Other assets, non-current	18	337
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(2,336)	(4,897)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	2	(18)
Total derivatives not designated as hedges		$(2,190)	$(4,114)

Derivatives Designated as Hedge Instruments

The impacts of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three and nine months ended September 30, 2023 and 2022. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$712	$712	Interest expense	$(712)	$(712)
Commodity derivatives	(219)	2,292	Fuel, purchased power and cost of natural gas sold	(34)	43
Total	$493	$3,004		$(746)	$(669)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$2,138	$2,138	Interest expense	$(2,138)	$(2,138)
Commodity derivatives	1,244	(2,946)	Fuel, purchased power and cost of natural gas sold	(2,473)	3,620
Total	$3,382	$(808)		$(4,611)	$1,482

As of September 30, 2023, $3.2 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended September 30,
		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$255	$1,617
		$255	$1,617

		Nine Months Ended September 30,
		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$(2,445)	$2,779
		$(2,445)	$2,779

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments in our Gas Utilities were $3.8 million and $8.8 million as of as of September 30, 2023 and December 31, 2022, respectively.

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

	As of September 30, 2023
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in thousands)
Assets:
Commodity derivatives - Gas Utilities	$-	$5,183	$-	$(5,057)	$126
Total	$-	$5,183	$-	$(5,057)	$126

Liabilities:
Commodity derivatives - Gas Utilities	$-	$4,809	$-	$(2,598)	$2,211
Total	$-	$4,809	$-	$(2,598)	$2,211

(a)
As of September 30, 2023, $5.1 million of our commodity derivative assets and $2.6 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets (in thousands) as of:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,924,510	$4,481,989	$4,132,340	$3,760,848

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax (in thousands):

		Amount Reclassified from AOCI		Amount Reclassified from AOCI
	Location on the Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(712)	$(712)	$(2,138)	$(2,138)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(34)	43	(2,473)	3,620
		$(746)	$(669)	$(4,611)	$1,482
Income tax	Income tax expense	170	124	1,081	(332)
Total reclassification adjustments related to cash flow hedges, net of tax		$(576)	$(545)	$(3,530)	$1,150

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$-	$24	$-	$70
Actuarial gain (loss)	Operations and maintenance	(43)	(188)	(129)	(563)
		$(43)	$(164)	$(129)	$(493)
Income tax	Income tax expense	19	58	62	157
Total reclassification adjustments related to defined benefit plans, net of tax		$(24)	$(106)	$(67)	$(336)
Total reclassifications		$(600)	$(651)	$(3,597)	$814

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2022	$(8,255)	$(1,200)	$(6,112)	$(15,567)
Other comprehensive income (loss)
before reclassifications	-	(937)	-	(937)
Amounts reclassified from AOCI	1,649	1,881	67	3,597
As of September 30, 2023	$(6,606)	$(256)	$(6,045)	$(12,907)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2021	$(10,384)	$1,476	$(11,176)	$(20,084)
Other comprehensive income (loss)
before reclassifications	-	509	-	509
Amounts reclassified from AOCI	1,589	(2,739)	336	(814)
As of September 30, 2022	$(8,795)	$(754)	$(10,840)	$(20,389)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended September 30,	2023	2022	2023	2022	2023	2022
Service cost	$614	$982	$(77)	$(271)	$381	$492
Interest cost	4,381	2,705	369	209	594	321
Expected return on plan assets	(4,672)	(4,631)	-	-	(55)	(31)
Net amortization of prior service costs	(17)	(17)	-	-	10	(72)
Recognized net actuarial loss	498	1,522	8	69	(3)	16
Net periodic expense (benefit)	$804	$561	$300	$7	$927	$726

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Nine Months Ended September 30,	2023	2022	2023	2022	2023	2022
Service cost	$1,842	$2,946	$1,607	$(2,018)	$1,143	$1,476
Interest cost	13,142	8,114	1,107	626	1,783	963
Expected return on plan assets	(14,016)	(13,892)	-	-	(167)	(93)
Net amortization of prior service costs	(51)	(51)	-	-	30	(217)
Recognized net actuarial loss (gain)	1,494	4,568	24	207	(9)	48
Net periodic expense (benefit)	$2,411	$1,685	$2,738	$(1,185)	$2,780	$2,177

Plan Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are primarily made in the form of benefit payments. Contributions made in the first nine months of 2023 and anticipated contributions for 2023 and 2024 are as follows (in thousands):

	Contributions Made	Additional Contributions	Contributions
	Nine Months Ended September 30, 2023	Anticipated for 2023	Anticipated for 2024
Defined Benefit Pension Plan	$-	$-	$-
Non-pension Defined Benefit Postretirement Healthcare Plan	$3,690	$1,230	$4,808
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$1,673	$558	$2,417

(11)
Income Taxes

IRS Revenue Procedure 2023-15

On April 14, 2023, the IRS released Revenue Procedure 2023-15 “Amounts paid to improve tangible property.” The Revenue Procedure provides a safe harbor method of accounting that taxpayers may use to determine whether costs to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized. We are currently assessing the Revenue Procedure to determine its impact on our tax repairs deduction.

Income Tax Benefit (Expense) and Effective Tax Rates

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Income tax (expense) for the three months ended September 30, 2023 was $(7.4) million compared to $(2.1) million reported for the same period in 2022. For the three months ended September 30, 2023, the effective tax rate was 13.1% compared to 5.2% for the same period in 2022. The higher effective tax rate was primarily due to $1.4 million of lower tax benefits from various current and prior year state rate changes.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Income tax (expense) for the nine months ended September 30, 2023 was $(16.0) million compared to $(15.9) million reported for the same period in 2022. For the nine months ended September 30, 2023, the effective tax rate was 7.6% compared to 7.6% for the same period in 2022. The effective tax rate was comparable primarily due to a $8.2 million tax benefit from a current year Nebraska income tax rate decrease offset by $5.8 million of lower tax benefits from various current and prior year state tax rate changes and $2.3 million of lower wind PTCs driven by the March 2023 sale of Northern Iowa Windpower assets.

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

Segment information was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Electric Utilities
External Customers	$234,490	$255,741	$640,595	$660,800
Inter-segment	2,839	2,928	8,516	8,786
Total Electric Utilities Revenue	237,329	258,669	649,111	669,586

Gas Utilities
External Customers	172,636	206,871	1,098,973	1,099,577
Inter-segment	1,649	1,417	4,948	4,272
Total Gas Utilities Revenue	174,285	208,288	1,103,921	1,103,849

Inter-segment eliminations	(4,488)	(4,345)	(13,464)	(13,058)

Total Revenues	$407,126	$462,612	$1,739,568	$1,760,377

Operating income (loss):
Electric Utilities	$83,016	$69,483	$190,695	$165,455
Gas Utilities	15,400	10,583	147,750	162,318
Corporate and Other	(645)	(587)	(2,275)	(2,552)
Total Operating Income	$97,771	$79,479	$336,170	$325,221

Total assets (net of inter-segment eliminations) as of:	September 30, 2023	December 31, 2022
Electric Utilities	$3,938,835	$3,929,721
Gas Utilities	5,301,383	5,578,282
Corporate and Other	692,710	110,227
Total assets	$9,932,928	$9,618,230

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets (in thousands) as of:

	September 30, 2023	December 31, 2022
Billed Accounts Receivable	$164,171	$267,571
Unbilled Revenue	66,478	243,574
Less: Allowance for Credit Losses	(1,819)	(2,953)
Account Receivable, net	$228,830	$508,192

Changes to allowance for credit losses for the nine months ended September 30, 2023 and 2022, respectively, were as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at September 30,
2023	$2,953	$7,195	$2,445	$(10,774)	$1,819
2022	$2,113	$6,473	$2,117	$(8,768)	$1,935

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets (in thousands) as of:

	September 30, 2023	December 31, 2022
Materials and supplies	$104,945	$99,734
Fuel - Electric Utilities	7,674	3,115
Natural gas in storage	55,460	104,572
Total materials, supplies and fuel	$168,079	$207,421

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets (in thousands) as of:

	September 30, 2023	December 31, 2022
Accrued employee compensation, benefits and withholdings	$65,620	$62,890
Accrued property taxes	46,309	52,430
Customer deposits and prepayments	57,100	47,655
Accrued interest	49,314	33,798
Other (none of which is individually significant)	39,115	46,684
Total accrued liabilities	$257,458	$243,457

(14)
Subsequent Events

Except as described in Notes 2 and 3, there have been no events subsequent to September 30, 2023, which would require recognition in the Consolidated Financial Statements or disclosures.

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

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Wyoming Electric.

•
On July 31, 2023, Colorado Electric issued a request for proposals for 400 MW of new resources to be in service between 2026 and 2029 to achieve objectives in its Clean Energy Plan. In March 2023, the CPUC approved a unanimous settlement for Colorado Electric's Clean Energy Plan filed May 25, 2022. The Clean Energy Plan supports Colorado Electric's voluntary election to reduce carbon emissions 80% from 2005 levels by 2030. Final bids were due in October 2023, and we received a diverse project proposal response. We are evaluating bids and expect a publicly available bid summary in the 30-day report on November 19, 2023, and will select finalists as part of a 120-day report to be submitted to the CPUC during the first quarter of 2024.

•
On July 24, 2023, Wyoming Electric set a new all-time and summer peak load of 312 MW, surpassing the previous peak of 294 MW set on July 21, 2022.

Gas Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Colorado Gas, RMNG and Wyoming Gas.

Corporate and Other

•
See Note 3 of the Condensed Notes to Consolidated Financial Statements for recent updates regarding the GT Resources, LLC v. Black Hills Corporation lawsuit.

•
See Note 5 of the Condensed Notes to Consolidated Financial Statements for information regarding our March 7, 2023 and September 15, 2023 debt offerings.

•
See Note 5 of the Condensed Notes to Consolidated Financial Statements for information regarding our new shelf registration with the SEC and our new Equity Distribution Sales Agreement.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and nine months ended September 30, 2023 and 2022, and our financial condition as of September 30, 2023 and December 31, 2022, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

Segment information does not include inter-segment eliminations and all amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Operating income (loss):
Electric Utilities	$83,016	$69,483	$190,695	$165,455
Gas Utilities	15,400	10,583	147,750	162,318
Corporate and Other	(645)	(587)	(2,275)	(2,552)
Operating income	97,771	79,479	336,170	325,221

Interest expense, net	(40,998)	(40,019)	(126,023)	(117,328)
Other income (expense), net	(647)	464	(1,513)	2,731
Income tax (expense)	(7,366)	(2,090)	(15,950)	(15,920)
Net income	48,760	37,834	192,684	194,704
Net income attributable to non-controlling interest	(3,377)	(2,861)	(10,164)	(8,790)
Net income available for common stock	$45,383	$34,973	$182,520	$185,914

Total earnings per share of common stock, Diluted	$0.67	$0.54	$2.74	$2.86

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022:

The variance to the prior year included the following:

•
Electric Utilities' operating income increased $13.5 million primarily due to a one-time recovery from our business interruption insurance related to the 2021 Wygen I unplanned outage, a gain on a strategic sale of land in Wyoming to a customer to support continued load growth, and new rates and rider recovery, partially offset by unfavorable weather;

•
Gas Utilities' operating income increased $4.8 million primarily due to new rates and rider recovery and lower operating expenses;

•
Income tax expense increased $5.3 million driven by higher pre-tax income and an effective tax rate of 13.1% compared to 5.2% for the same period in 2022. The higher effective tax rate was primarily due to decreased tax benefits from various current and prior year state rate changes.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022:

The variance to the prior year included the following:

•
Electric Utilities’ operating income increased $25.2 million primarily due to new rates and rider recovery, increased transmission services revenue and off-system excess energy sales, a one-time gain on the planned sale of Northern Iowa Windpower assets, a gain on a strategic sale of land in Wyoming to a customer to support continued load growth, and a one-time recovery from our business interruption insurance related to the 2021 Wygen I unplanned outage partially offset by higher employee-related expenses and unfavorable weather;

•
Gas Utilities’ operating income decreased $14.6 million primarily due to higher employee-related expenses, a prior year one-time true-up of carrying costs accrued on Winter Storm Uri regulatory assets and unfavorable mark-to-market adjustments on wholesale commodity contracts partially offset by new rates and rider recovery and retail customer growth and demand;

•
Interest expense, net increased $8.7 million due to higher interest rates partially offset by increased interest income on higher cash and cash equivalents balances; and

•
Other expense, net increased $4.2 million primarily due to higher non-service benefit plan costs driven by higher discount rates and higher costs for our non-qualified benefit plans driven by market performance.

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

Electric Utilities

Operating results for the Electric Utilities were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Revenue:
Electric - regulated	$221,715	$245,269	$(23,554)	$611,238	$635,190	$(23,952)
Other - non-regulated	15,614	13,401	2,213	37,873	34,396	3,477
Total revenue	237,329	258,669	(21,340)	649,111	669,586	(20,475)

Cost of fuel and purchased power:
Electric - regulated	54,974	84,309	(29,335)	145,662	191,511	(45,849)
Other - non-regulated	454	1,644	(1,190)	1,586	3,484	(1,898)
Total cost of fuel and purchased power	55,428	85,953	(30,525)	147,248	194,995	(47,747)

Electric Utility margin (non-GAAP)	181,901	172,716	9,185	501,863	474,591	27,272

Operations and maintenance	63,114	68,896	(5,782)	204,487	207,565	(3,078)
Depreciation and amortization	35,771	34,337	1,434	106,681	101,571	5,110
	98,885	103,233	(4,348)	311,168	309,136	2,032

Operating income	$83,016	$69,483	$13,533	$190,695	$165,455	$25,240

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$5.7
Wygen I revenue recovery under business interruption insurance (a)	5.0
Weather	(2.3)
Other	0.8
$9.2

(a)
In 2021, Wygen I experienced an unplanned outage which resulted in lost revenue. A claim for these losses was submitted under our business interruption insurance policy. During the third quarter of 2023, we recovered $5.0 million from our business interruption insurance which was recognized as Revenue. See Note 3 of the Condensed Notes to Consolidated Financial Statements for further information.

Operations and maintenance expense decreased primarily due to a $3.9 million gain on a strategic sale of land in Wyoming to a customer to support continued load growth.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$15.9
Wygen I revenue recovery under business interruption insurance (a)	5.0
Integrated Generation (b)	5.0
Transmission services	2.8
Off-system excess energy sales	1.1
Weather	(4.5)
Other	2.0
$27.3

(a)
In 2021, Wygen I experienced an unplanned outage which resulted in lost revenue. A claim for these losses was submitted under our business interruption insurance policy. During the third quarter of 2023, we recovered $5.0 million from our business interruption insurance which was recognized as Revenue. See Note 3 of the Condensed Notes to Consolidated Financial Statements for further information.
(b)
Primarily driven by favorable mining volumes due to a prior year planned outage, mining contract pricing and increased Black Hills Colorado IPP fired-engine hours.

Operations and maintenance expense decreased primarily due to a one-time $7.7 million gain on the planned sale of Northern Iowa Windpower assets and a $3.9 million gain on a strategic sale of land in Wyoming to a customer to support continued load growth partially offset by $5.5 million of higher employee-related expenses and $3.5 million of higher mining and generation expenses driven by planned outages, higher fuel costs and higher materials costs.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Operating Statistics

	Revenue (in thousands)				Quantities Sold (MWh)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Residential	$63,107	$72,115	$170,279	$187,217	393,830	421,782	1,090,579	1,137,139
Commercial	69,508	77,314	195,110	210,423	567,111	581,239	1,576,141	1,581,487
Industrial	42,988	47,090	116,455	120,688	553,481	483,223	1,511,569	1,411,919
Municipal	4,731	6,093	13,202	15,660	42,782	46,745	116,118	122,290
Subtotal Retail Revenue - Electric	180,334	202,612	495,046	533,989	1,557,204	1,532,989	4,294,407	4,252,835
Contract Wholesale	6,839	8,378	15,449	18,639	140,547	160,070	403,682	492,922
Off-system/Power Marketing Wholesale	9,580	16,769	31,663	32,590	138,438	131,469	518,552	436,335
Other (a)	24,962	17,509	69,080	49,972	-	-	-	-
Total Regulated	221,715	245,269	611,238	635,190	1,836,189	1,824,528	5,216,641	5,182,092
Non-Regulated (b)	15,614	13,401	37,873	34,396	25,369	59,745	102,563	221,609
Total Revenue and Quantities Sold	$237,329	$258,669	$649,111	$669,586	1,861,558	1,884,273	5,319,204	5,403,701
Other Uses, Losses or Generation, net (c)					97,709	125,613	345,642	337,222
Total Energy					1,959,267	2,009,886	5,664,846	5,740,923

(a)
Primarily related to transmission revenues from the Common Use System.
(b)
Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue (in thousands)				Quantities Sold (MWh)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Colorado Electric	$80,771	$96,380	$216,904	$243,022	653,166	647,532	1,794,464	1,836,010
South Dakota Electric	83,024	94,281	240,588	249,073	622,670	684,059	1,876,714	1,928,454
Wyoming Electric	58,429	55,058	155,039	144,293	560,353	492,938	1,545,463	1,417,629
Integrated Generation	15,105	12,950	36,580	33,198	25,369	59,744	102,563	221,608
Total Revenue and Quantities Sold	$237,329	$258,669	$649,111	$669,586	1,861,558	1,884,273	5,319,204	5,403,701

	Three Months Ended September 30,		Nine Months Ended September 30,
Quantities Generated and Purchased by Fuel Type (MWh)	2023	2022	2023	2022
Generated:
Coal	704,227	736,181	2,000,126	1,989,057
Natural Gas and Oil	540,927	457,790	1,493,230	1,016,369
Wind	138,527	143,278	519,873	641,302
Total Generated	1,383,681	1,337,249	4,013,229	3,646,728
Purchased:
Coal, Natural Gas, Oil and Other Market Purchases	459,141	609,699	1,369,994	1,805,904
Wind and Solar	116,445	62,938	281,623	288,291
Total Purchased	575,586	672,637	1,651,617	2,094,195

Total Generated and Purchased	1,959,267	2,009,886	5,664,846	5,740,923

	Three Months Ended September 30,		Nine Months Ended September 30,
Quantities Generated and Purchased (MWh)	2023	2022	2023	2022
Generated:
Colorado Electric	211,420	127,090	491,995	324,638
South Dakota Electric	489,160	510,443	1,500,696	1,333,984
Wyoming Electric	221,999	236,761	667,730	667,079
Integrated Generation	461,102	462,955	1,352,808	1,321,027
Total Generated	1,383,681	1,337,249	4,013,229	3,646,728
Purchased:
Colorado Electric	116,234	251,076	442,216	807,442
South Dakota Electric	177,341	221,872	438,646	667,560
Wyoming Electric	267,583	174,946	723,542	551,683
Integrated Generation	14,428	24,743	47,213	67,510
Total Purchased	575,586	672,637	1,651,617	2,094,195

Total Generated and Purchased	1,959,267	2,009,886	5,664,846	5,740,923

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	26	(42)%	25	(66)%	3,365	5%	3,296	4%
South Dakota Electric	140	(15)%	91	(57)%	4,621	2%	4,560	---%
Wyoming Electric	152	(12)%	119	(60)%	4,534	4%	4,410	(2)%
Combined (a)	91	(19)%	66	(60)%	4,031	4%	3,952	1%

Cooling Degree Days:
Colorado Electric	909	6%	1,028	28%	1,040	(10)%	1,361	27%
South Dakota Electric	460	(11)%	707	38%	496	(21)%	814	35%
Wyoming Electric	315	(20)%	580	72%	329	(30)%	701	77%
Combined (a)	635	(2)%	828	36%	710	(15)%	1,041	34%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended September 30,		Nine Months Ended September 30,
Contracted generating facilities availability by fuel type (a)	2023	2022	2023	2022
Coal (b)	96.3%	96.5%	93.7%	89.7%
Natural gas and diesel oil	94.2%	97.0%	94.0%	95.8%
Wind	93.4%	94.4%	93.4%	94.6%
Total Availability	94.7%	96.4%	93.8%	94.0%

Wind Capacity Factor	31.3%	22.9%	37.9%	34.7%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)
2022 included planned outages at Neil Simpson II and Wyodak Plant.

Gas Utilities

Operating results for the Gas Utilities were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Revenue:
Natural gas - regulated	$159,481	$192,104	$(32,623)	$1,041,017	$1,046,910	$(5,893)
Other - non-regulated	14,804	16,184	(1,380)	62,904	56,938	5,966
Total revenue	174,285	208,288	(34,003)	1,103,921	1,103,849	73

Cost of natural gas sold:
Natural gas - regulated	43,329	77,590	(34,261)	578,860	588,007	(9,147)
Other - non-regulated	3,599	5,187	(1,588)	23,989	11,242	12,747
Total cost of natural gas sold	46,928	82,778	(35,850)	602,849	599,249	3,600

Gas Utility margin (non-GAAP)	127,357	125,510	1,847	501,072	504,600	(3,528)

Operations and maintenance	82,922	85,311	(2,389)	268,972	255,441	13,531
Depreciation and amortization	29,035	29,616	(581)	84,350	86,841	(2,491)
	111,957	114,927	(2,970)	353,322	342,282	11,040

Operating income	$15,400	$10,583	$4,817	147,750	$162,318	$(14,568)

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$2.6
Retail customer growth and demand	2.4
Mark-to-market on non-utility natural gas commodity contracts	(1.4)
Weather	(1.3)
Other	(0.5)
$1.8

Operations and maintenance expense decreased primarily due to $2.4 million of lower outside services expenses.

Depreciation and amortization was comparable to the same period in the prior year.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

Gas Utility margin decreased as a result of the following:

(in millions)
Prior year true-up of Winter Storm Uri carrying costs (a)	$(10.3)
Mark-to-market on non-utility natural gas commodity contracts	(5.4)
Weather	(4.3)
New rates and rider recovery	10.3
Retail customer growth and demand	7.1
Other	(0.9)
$(3.5)

(a)
In certain jurisdictions, we have commission approval to recover carrying costs on Winter Storm Uri regulatory assets which offset increased interest expense. During the second quarter of 2022, we accrued a one-time, $10.3 million true-up of these carrying costs to reflect commission authorized rates.

Operations and maintenance expense increased primarily due to $12.3 million of higher employee-related expenses.

Depreciation and amortization was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in thousands)				Quantities Sold and Transported (Dth)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Residential	$75,153	$85,398	$620,306	$604,568	3,546,242	3,572,971	41,078,623	43,910,976
Commercial	28,629	36,819	255,430	256,643	2,399,834	2,374,179	20,462,092	21,505,127
Industrial	9,848	26,155	26,156	52,268	2,129,492	3,153,641	4,576,537	6,468,756
Other	3,057	2,566	7,305	7,638	-	-	-	-
Total Distribution	116,687	150,937	909,197	921,117	8,075,568	9,100,791	66,117,252	71,884,859
Transportation and Transmission	42,794	41,166	131,820	125,794	36,773,895	35,302,591	118,180,078	117,971,404
Total Regulated	159,481	192,104	1,041,017	1,046,910	44,849,463	44,403,382	184,297,330	189,856,263
Non-regulated Services (a)	14,804	16,184	62,904	56,938	-	-	-	-
Total Revenue and Quantities Sold	$174,285	$208,288	$1,103,921	$1,103,849	44,849,463	44,403,382	184,297,330	189,856,263

(a)
Includes Black Hills Energy Services and non-regulated services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	Revenue (in thousands)				Quantities Sold and Transported (Dth)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Arkansas Gas	$27,166	$30,663	$189,034	$210,287	4,372,453	4,396,388	21,098,256	22,769,574
Colorado Gas	31,503	32,239	227,852	202,620	3,588,228	3,408,420	23,283,092	23,192,881
Iowa Gas	18,784	24,580	168,137	187,209	5,790,254	5,103,212	27,193,172	28,658,007
Kansas Gas	22,724	38,029	118,478	132,362	9,084,974	9,202,701	27,382,033	28,954,575
Nebraska Gas	55,297	61,588	277,861	258,159	16,968,376	17,237,325	59,774,008	61,287,579
Wyoming Gas	18,811	21,189	122,559	113,212	5,045,178	5,055,336	25,566,769	24,993,647
Total Revenue and Quantities Sold	$174,285	$208,288	$1,103,921	$1,103,849	44,849,463	44,403,382	184,297,330	189,856,263

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	--	(100)%	16	(63)%	1,944	(18)%	2,386	(4)%
Colorado Gas	91	(22)%	84	(61)%	4,078	7%	3,847	(6)%
Iowa Gas	37	(59)%	92	(34)%	3,867	(10)%	4,474	7%
Kansas Gas (a)	6	(78)%	23	(58)%	2,749	6%	3,043	3%
Nebraska Gas	21	(67)%	48	(56)%	3,591	(5)%	3,768	---%
Wyoming Gas	180	5%	140	(55)%	4,953	14%	4,738	1%
Combined (b)	56	(35)%	70	(53)%	3,926	1%	4,003	---%

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

Corporate and Other

Corporate and Other operating results were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Operating (loss)	$(645)	$(587)	$(58)	$(2,275)	$(2,552)	$277

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

Operating loss was comparable to the same period in the prior year.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

Operating loss was comparable to the same period in the prior year.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
	(in thousands)
Interest expense, net	$(40,998)	$(40,019)	$(979)	$(126,023)	$(117,328)	$(8,695)
Other income (expense), net	(647)	464	(1,111)	(1,513)	2,731	(4,244)
Income tax (expense)	(7,366)	(2,090)	(5,276)	(15,950)	(15,920)	(30)

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

Interest expense, net

Interest expense, net was comparable to the same period in the prior year.

Other income (expense), net

Other expense, net was comparable to the same period in the prior year.

Income tax (expense)

Income tax expense increased primarily due to higher pre-tax income and a higher effective tax rate. For the three months ended September 30, 2023, the effective tax rate was 13.1% compared to 5.2% for the same period in 2022. See Note 11 of the Condensed Notes to Consolidated Financial Statements for discussion of effective tax rate variances.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022:

Interest expense, net

Interest expense, net increased due to higher interest rates partially offset by increased interest income on higher cash and cash equivalents balances.

Other income (expense), net

Other expense, net increased primarily due to higher non-service benefit plan costs driven by higher discount rates and higher costs for our non-qualified benefit plans which were driven by market performance.

Income tax (expense)

Income tax expense and the effective tax rate were comparable to the same period in the prior year. See Note 11 of the Condensed Notes to Consolidated Financial Statements for further information on the effective tax rate.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2022 Annual Report on Form 10-K except as described below.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the nine months ended September 30, 2023, (in thousands):

Operating Activities:

	Nine Months Ended September 30,
	2023	2022	Variance
Cash earnings (net income plus non-cash adjustments)	$413,354	$406,019	$7,335
Changes in certain operating assets and liabilities:
Accounts receivable and other current assets	346,310	(24,125)	370,435
Accounts payable and accrued liabilities	(186,500)	5,963	(192,463)
Regulatory assets and liabilities	199,093	118,330	80,763
	358,903	100,168	258,735
Other operating activities	(16,205)	(11,900)	(4,305)
Net cash provided by operating activities	$756,052	$494,287	$261,765

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022

Net cash provided by operating activities was $261.8 million higher than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash earnings (net income plus non-cash adjustments) were $7.3 million higher for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to increased Electric and Gas Utility margins driven by new rates and increased rider revenues partially offset by higher operating expenses and higher interest expense.

•
Net inflows from changes in certain operating assets and liabilities were $258.7 million higher, primarily attributable to:

o
Cash inflows increased by $370.4 million as a result of changes in accounts receivable and other current assets primarily driven by higher collections on pass-through revenues and lower natural gas in storage inventories driven by fluctuations in commodity prices and timing of injections and withdrawals;

o
Cash outflows increased by $192.5 million as a result of decreases in accounts payable and accrued liabilities primarily driven by fluctuations in commodity prices, payment timing of natural gas and power purchases and changes in other working capital requirements; and

o
Cash inflows increased by $80.8 million as a result of changes in our regulatory assets and liabilities primarily due to higher recoveries of deferred gas and fuel cost adjustments driven by fluctuations in commodity prices and higher recoveries of Winter Storm Uri costs from customers.

•
Cash outflows increased by $4.3 million for other operating activities primarily due higher cloud computing licensing costs.

Investing Activities:

	Nine Months Ended September 30,
	2023	2022	Variance
Capital expenditures	$(421,770)	$(466,302)	$44,532
Other investing activities	17,985	(19)	18,004
Net cash (used in) investing activities	$(403,785)	$(466,321)	$62,536

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022

Net cash used in investing activities was $62.5 million lower than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash outflows decreased by $44.5 million as a result of lower capital expenditures which were driven by lower programmatic safety, reliability and integrity spending at our Gas and Electric Utilities; and

•
Cash inflows increased by $18.0 million for other investing activities primarily due to proceeds from the sale of Northern Iowa Windpower assets.

Financing Activities:

	Nine Months Ended September 30,
	2023	2022	Variance
Dividends paid on common stock	$(125,446)	$(115,850)	$(9,596)
Common stock issued	107,380	20,027	87,353
Short-term and long-term debt borrowings, net	264,400	81,170	183,230
Distributions to non-controlling interests	(12,891)	(11,678)	(1,213)
Other financing activities	(12,193)	1,647	(13,840)
Net cash provided by (used in) financing activities	$221,250	$(24,684)	$245,934

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022

Net cash provided by financing activities was $245.9 million higher than the same period in 2022. The variance to the prior year was primarily attributable to:

•
Cash inflows increased $183.2 million due to current year long-term borrowings from the March 7, 2023 and September 15, 2023 debt offerings in excess of current and prior year short-term debt borrowings (repayments), net;

•
Cash inflows increased $87.4 million due to higher issuances of common stock;

•
Cash outflows increased $9.6 million due to increased dividends paid on common stock; and

•
Cash outflows increased by $13.8 million for other financing activities primarily due to financing costs from the March 7, 2023 and September 15, 2023 debt offerings.

CAPITAL RESOURCES

See Note 5 of the Condensed Notes to Consolidated Financial Statements for recent financing updates regarding our shelf registration, Revolving Credit Facility and CP Program, long-term debt and equity.

Covenant Requirements

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of September 30, 2023. See Note 5 of the Condensed Notes to Consolidated Financial Statements for more information.

Future Financing Plans

We will continue to assess debt and equity needs to support our capital investment plans and other strategic objectives. We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, the issuance of common stock under our ATM program or in an opportunistic block trade. Proceeds from the September 15, 2023 debt offering, along with cash on hand, will be used to repay our $525 million, 4.25%, senior unsecured notes due November 30, 2023 on their maturity date. We also plan to re-finance our $600 million, 1.04%, senior unsecured notes due August 23, 2024, at or before maturity date.

CREDIT RATINGS

After assessing the current operating performance, liquidity and credit ratings of the Company, management believes that the Company will have access to the capital markets at prevailing market rates for companies with comparable credit ratings.

The following table represents the credit ratings and outlook and risk profile of BHC at September 30, 2023:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody's (b)	Baa2	Stable
Fitch (c)	BBB+	Stable

(a)
On February 17, 2023, S&P reported BBB+ rating and maintained a Stable outlook.
(b)
On December 20, 2022, Moody’s reported Baa2 rating and maintained a Stable outlook.
(c)
On October 6, 2022, Fitch reported BBB+ rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric at September 30, 2023:

Rating Agency	Senior Secured Rating
S&P (a)	A
Fitch (b)	A

(a)
On February 17, 2023, S&P reported A rating.
(b)
On October 6, 2022, Fitch reported A rating.

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual	Forecasted
Capital Expenditures by Segment	Nine Months Ended September 30, 2023 (a)	2023 (b)	2024	2025	2026	2027
(in millions)
Electric Utilities	$156	$212	$348	$268	$184	$163
Gas Utilities	261	386	452	412	393	444
Corporate and Other	4	17	19	20	19	18
Incremental Projects (c)	-	-	-	-	104	75
	$421	$615	$819	$700	$700	$700

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
(b)
Includes actual capital expenditures for the nine months ended September 30, 2023.
(c)
These represent projects that are being evaluated by our segments for timing, cost and other factors.

Dividends

Dividends paid on our common stock totaled $125.4 million for the nine months ended September 30, 2023, or $0.625 per share per quarter. On October 23, 2023, our board of directors declared a quarterly dividend of $0.625 per share payable December 1, 2023, equivalent to an annual dividend of $2.50 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Funding Status of Employee Benefit Plans

Based on the fair value of assets and estimated discount rate used to value benefit obligations as of September 30, 2023, we estimate the unfunded status of our employee benefit plans to be approximately $38 million compared to $35 million at December 31, 2022. We have implemented various de-risking strategies including lump sum buyouts, the purchase of annuities and the reduction of return-seeking assets over time to a more liability-hedged portfolio. As a result, recent capital markets volatility had a limited impact to our funded status and does not require interim re-measurement of our pension plan assets or defined benefit obligations.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2022 Annual Report on Form 10-K. There were no material changes made as of September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at September 30, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 of the Condensed Notes to Consolidated Financial Statements and Note 3 in Item 8 of our 2022 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	1	$60.27	-	-
August 1, 2023 - August 31, 2023	1,171	56.89	-	-
September 1, 2023 - September 30, 2023	2	54.74	-	-
Total	1,174	$56.89	-	-

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

ITEM 6. EXHIBITS

Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number	Description
4.1	Twelfth Supplemental Indenture dated as of September 15, 2023 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on September 15, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	November 2, 2023