Form 10-K
period 2023-12-31
BLACK HILLS CORP /SD/
filed 2024-02-14
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was $4,016,297,084

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at January 31, 2024
Common stock, $1.00 par value	68,196,551	shares

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement being prepared for the solicitation of proxies in connection with the 2024 Annual Meeting of Stockholders to be held on April 23, 2024, are incorporated by reference in Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC, a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Energy	The name used to conduct the business of our Utilities
Black Hills Energy Renewable Resources (BHERR)	Black Hills Energy Renewable Resources, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
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

Cheyenne Prairie

Cheyenne Prairie Generating Station located in Cheyenne, Wyoming serves the utility customers of South Dakota Electric and Wyoming Electric. The facility includes one simple-cycle, 40 MW combustion turbine that is wholly-owned by Wyoming Electric and one combined-cycle, 100 MW unit that is jointly-owned by Wyoming Electric (42 MW) and South Dakota Electric (58 MW).

Choice Gas Program

Regulator-approved programs in Wyoming and Nebraska that allow certain utility customers to select their natural gas commodity supplier, providing the unbundling of the commodity service from the distribution delivery service.

City of Gillette	Gillette, Wyoming
Clean Energy Plan

2030 Ready Plan that establishes a roadmap and preferred resource portfolio for Colorado Electric to cost-effectively achieve the State of Colorado’s requirement calling upon electric utilities to reduce GHG emissions by a minimum of 80% from 2005 levels by 2030. Based on initial modeling, the preferred resource portfolio proposes the addition of approximately 400 MW of clean energy resources (100 MW of wind, 200-250 MW of solar and 50 MW of battery storage) to Colorado Electric's system. The final mix of resources will be determined by the results of a competitive solicitation that was issued in July 2023. Colorado legislation allows electric utilities to own up to 50% of the renewable generation assets added to comply with the Clean Energy Plan.

CO2	Carbon dioxide
Chief Operating Decision Maker (CODM)	Chief Executive Officer
Colorado Electric

Black Hills Colorado Electric, LLC, a direct, wholly-owned subsidiary of Black Hills Electric Parent Holdings, providing electric service to customers in Colorado (doing business as Black Hills Energy).

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

Corriedale

The 52.5 MW wind farm near Cheyenne, Wyoming, jointly owned by South Dakota Electric (32.5 MW) and Wyoming Electric (20 MW), serving as the dedicated wind energy supply to the Renewable Ready program, which is a voluntary renewable energy subscription program for large commercial, industrial and governmental customers in South Dakota and Wyoming.

CP Program	Commercial Paper Program
CPCN	Certificate of Public Convenience and Necessity
CPUC	Colorado Public Utilities Commission
CSAPR	The United States Environmental Protection Agency's Cross-State Air Pollution Rule

CT	Combustion Turbine
Cushion Gas

The portion of natural gas necessary to force saleable gas from a storage field into the transmission system and for system balancing, representing a permanent investment necessary to use storage facilities and maintain reliability.

Cybersecurity incident

An unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a registrant’s information systems that jeopardizes the confidentiality, integrity, or availability of a registrant’s information systems or any information residing therein.

Cybersecurity threat

Any potential unauthorized occurrence on or conducted through a registrant’s information systems that may result in adverse effects on the confidentiality, integrity or availability of a registrant’s information systems or any information residing therein.

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
Energy Assistance Benefit Charge

Energy Assistance Benefit Charge is a Colorado statutory-created surcharge to provide additional funding for bill assistance and weatherization for income-qualified customers. We collect these funds and remit them to a Colorado non-profit organization that assists low-income residents with utility bills, repairs, and energy efficiency upgrades.

Energy Transition

The global energy sector’s shift from fossil-based systems of energy production and consumption, including oil, natural gas and coal to renewable energy sources like wind and solar, as well as battery storage solutions.

EPA	United States Environmental Protection Agency
ESG	Environmental, Social and Governance
EV	Electric Vehicle
EWG	Exempt Wholesale Generator
FASB	Financial Accounting Standards Board
FERC	United States Department of Energy's Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
Gas Price Risk Management Rider	Gas Price Risk Management Rider is a mechanism that is similar to GCA but designed to also provide a price floor and price ceiling.
GCA	Gas Cost Adjustment is an adjustment that allows us to pass the prudently-incurred cost of gas and certain services through to customers.
GHG	Greenhouse gases
Gillette Energy Complex

The Gillette Energy Complex located in Gillette, Wyoming includes 793 MW of coal-fired generating facilities (Neil Simpson II, Wygen I, Wygen II, Wygen III, Wyodak Plant) which are supplied by WRDC and a 40 MW gas-fired generation facility (Neil Simpson CT). We operate and own majority interests in five of the six facilities and own 20% of Wyodak Plant.

Global Settlement	Settlement with a utility’s commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
GWh	Gigawatt Hours
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
Information systems

Electronic information resources, owned or used by the registrant, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the registrant’s information to maintain or support the registrant’s operations.

Integrated Generation	Non-regulated power generation and mining businesses (Black Hills Electric Generation and WRDC) that are vertically integrated within our Electric Utilities segment.
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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Mcf	Thousand cubic feet
Mcfd	Thousand cubic feet per day
MDU	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
MEAN	Municipal Energy Agency of Nebraska
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MSHA	United States Department of Labor’s Mine Safety and Health Administration
MW	Megawatts
MWh	Megawatt-hours
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
Neil Simpson II	A mine-mouth, coal-fired power plant owned and operated by South Dakota Electric with a total capacity of 90 MW located at our Gillette Energy Complex.
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide

NOL	Net Operating Loss
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

PCCA	Power Capacity Cost Adjustment is an annual adjustment that allows us to pass the prudently-incurred purchased capacity costs, incremental to costs included in base rates, through to customers.
Peak View	The 60.8 MW wind farm owned by Colorado Electric.
PHMSA	United States Department of Transportation's Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSA	Power Sales Agreement
PTC	Production Tax Credit
Pueblo Airport Generation

Pueblo Airport Generating Station located in Pueblo, Colorado includes 440 MW of combined cycle gas-fired power generation plants jointly owned by Colorado Electric (240 MW) and Black Hills Colorado IPP (200 MW). Black Hills Colorado IPP owns and operates this facility. The plants commenced operation on January 1, 2012.

PUHCA 2005	Public Utility Holding Company Act of 2005
Ready

The Company’s branding platform which emphasizes that we will 1) prioritize our customers; 2) act as a thoughtful, responsible leader; 3) listen first and lead with a focus on relationships; and 4) be creative in our approach to solutions.

Ready Wyoming

A 260-mile, multi-phase transmission expansion project in Wyoming. This transmission project is expected to serve the growing needs of customers by enhancing resiliency of Wyoming Electric’s overall electric system and expanding access to power markets and renewable resources. The project is expected to help Wyoming Electric maintain top-quartile reliability and enable economic development in the Cheyenne, Wyoming region.

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

RNG	Renewable natural gas
RTO	Regional Transmission Organization
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Service Guard Comfort Plan	Appliance protection plan that provides home appliance repair services through on-going monthly service agreements to residential utility customers.
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate

S&P	S&P Global Ratings, a division of S&P Global Inc.
South Dakota Electric

Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota and Wyoming (doing business as Black Hills Energy).

SPP	Southwest Power Pool, a regional transmission organization (RTO) that oversees the bulk electric grid and wholesale power market in the central United States.
SSIR

System Safety and Integrity Rider is a mechanism that allows us to recover the costs associated with certain pipeline safety and integrity investments, including the replacement of higher risk pipe, the improvement of the data management system, and the mitigation of other safety issues identified on our natural gas system.

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
TCJA

Tax Cuts and Jobs Act enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%. As such, we remeasured our deferred income taxes at the 21% federal tax rate as of December 31, 2017.

Tech Services

Non-regulated product lines delivered by our Utilities that 1) provide electrical system construction services to large industrial customers of our electric utilities, and 2) serve gas transportation customers throughout its service territory by constructing and maintaining customer-owned gas infrastructure facilities, typically through one-time contracts.

TEPR	Transportation Electrification Program Rider is a CPUC-approved mechanism associated with Colorado Electric's EV program.
TFA	Transmission Facility Adjustment is an annual adjustment mechanism that allows us to recover charges for qualifying new and modified transmission facilities from customers.
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

TSA	United States Department of Homeland Security's Transportation Security Administration
Utilities	Black Hills’ Electric and Gas Utilities
VEBA	Voluntary Employee Benefit Association
VIE	Variable Interest Entity
WEIS	Western Energy Imbalance Service
Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential
Winter Storm Uri

February 2021 winter weather event that caused extreme cold temperatures in the central United States and led to unprecedented fluctuations in customer demand and market pricing for natural gas and energy.

Working Capacity	Total gas storage capacity minus cushion gas
WPSC	Wyoming Public Service Commission
WRDC

Wyodak Resources Development Corp., a coal mine which is a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing coal supply primarily to five on-site, mine-mouth generating facilities at our Gillette Energy Complex (doing business as Black Hills Energy).

Wygen I

A mine-mouth, coal-fired generating facility with a total capacity of 90 MW located at our Gillette Energy Complex. Black Hills Wyoming owns 76.5% of the facility and Municipal Energy Agency of Nebraska (MEAN) owns the remaining 23.5%.

Wygen II	A mine-mouth, coal-fired power plant owned by Wyoming Electric with a total capacity of 95 MW located at our Gillette Energy Complex.
Wygen III

A mine-mouth, coal-fired power plant operated by South Dakota Electric with a total capacity of 116 MW located at our Gillette Energy Complex. South Dakota Electric owns 52% of the power plant, MDU owns 25% and the City of Gillette owns the remaining 23%.

Wyodak Plant

The 402.3 MW mine-mouth, coal-fired generating facility located at our Gillette Energy Complex, jointly owned by PacifiCorp (80%) and South Dakota Electric (20%). WRDC supplies all of the fuel for the facility.

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
Wyoming Integrity Rider

The Wyoming Integrity Rider (WIR) is a WPSC-approved tariff that allows Wyoming Gas to recover costs from customers associated with ongoing infrastructure replacement, gas meter and yard line replacement projects driven by federal regulation.

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

Our Electric Utilities segment generates, transmits and distributes electricity to approximately 222,000 electric utility customers in Colorado, Montana, South Dakota and Wyoming. Our Electric Utilities own 1,394 MW of generation and 9,106 miles of electric transmission and distribution lines.

Our Gas Utilities segment serves approximately 1,116,000 natural gas utility customers in Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming. Our Gas Utilities own and operate 4,663 miles of intrastate gas transmission pipelines and 42,514 miles of gas distribution mains and service lines, seven natural gas storage sites, more than 50,000 horsepower of compression and 516 miles of gathering lines.

Electric Utilities

We conduct electric utility operations through our Colorado, South Dakota and Wyoming subsidiaries. Our Electric Utilities generate, transmit and distribute electricity to our retail customers. Our electric generating facilities and power purchase agreements provide for the supply of electricity principally to our retail customers. We also sell excess power to other utilities and marketing companies, including our affiliates. Additionally, we provide non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.

We also own and operate non-regulated power generation and mining assets that are vertically integrated into and primarily support our Electric Utilities. All of these operations are located at our electric generating complexes and are physically integrated into our Electric Utilities’ operations.

	As of December 31,
Retail Customers	2023	2022	2021
Residential	190,776	188,921	186,852
Commercial	30,491	30,404	30,326
Industrial	84	82	81
Other	989	1,024	1,010
Total Electric Retail Customers at End of Year	222,340	220,431	218,269

	As of December 31,
Retail Customers	2023	2022	2021
Colorado Electric	100,907	100,573	99,709
South Dakota Electric	76,479	75,169	74,509
Wyoming Electric	44,954	44,689	44,051
Total Electric Retail Customers at End of Year	222,340	220,431	218,269

Capacity and Demand. System Peak Demand for the Electric Utilities’ retail customers for each of the last three years are listed below:

	System Peak Demand (in MW)
	2023 (a)		2022		2021
	Summer	Winter	Summer	Winter	Summer	Winter
Colorado Electric	411	297	410	334	407	279
South Dakota Electric	378	289	403	355	397	299
Wyoming Electric	312	301	294	281	274	246

____________________

(a)
In 2023, Wyoming Electric set new summer and winter peak loads. See recent peak discussion in the Recent Developments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in this Annual Report on Form 10-K for additional information.

As of December 31, 2023, our Electric Utilities’ ownership interests in electric generating plants were as follows:

Unit	Fuel Type	Location	Ownership Interest % (d)	Owned Nameplate Capacity (MW)	In Service Date
Colorado Electric:
Busch Ranch I (a)	Wind	Pueblo, Colorado	50%	14.5	2012
Peak View (b) (c)	Wind	Pueblo, Colorado	100%	60.8	2016
Pueblo Airport Generation #1-2	Natural Gas	Pueblo, Colorado	100%	200.0	2011
Pueblo Airport Generation CT #6	Natural Gas	Pueblo, Colorado	100%	40.0	2016
AIP Diesel	Diesel Oil	Pueblo, Colorado	100%	10.0	2001
Diesel #1 and #3-5	Diesel Oil	Pueblo, Colorado	100%	8.0	1964
Diesel #1-5	Diesel Oil	Rocky Ford, Colorado	100%	10.0	1964
South Dakota Electric:
Cheyenne Prairie	Natural Gas	Cheyenne, Wyoming	58%	58.0	2014
Corriedale (c)	Wind	Cheyenne, Wyoming	62%	32.5	2020
Wygen III	Coal	Gillette, Wyoming	52%	60.3	2010
Neil Simpson II	Coal	Gillette, Wyoming	100%	90.0	1995
Wyodak Plant	Coal	Gillette, Wyoming	20%	80.5	1978
Neil Simpson CT	Natural Gas	Gillette, Wyoming	100%	40.0	2000
Lange CT	Natural Gas	Rapid City, South Dakota	100%	40.0	2002
Ben French Diesel #1-5	Diesel Oil	Rapid City, South Dakota	100%	10.0	1965
Ben French CTs #1-4	Natural Gas/Diesel Oil	Rapid City, South Dakota	100%	100.0	1977-1979
Wyoming Electric:
Cheyenne Prairie	Natural Gas	Cheyenne, Wyoming	42%	42.0	2014
Cheyenne Prairie CT	Natural Gas	Cheyenne, Wyoming	100%	40.0	2014
Corriedale (c)	Wind	Cheyenne, Wyoming	38%	20.0	2020
Wygen II	Coal	Gillette, Wyoming	100%	95.0	2008
Integrated Generation:
Wygen I	Coal	Gillette, Wyoming	76.5%	68.9	2003
Pueblo Airport Generation #4-5	Natural Gas	Pueblo, Colorado	50.1% (e)	200.0	2012
Busch Ranch I (a)	Wind	Pueblo, Colorado	50%	14.5	2012
Busch Ranch II (c)	Wind	Pueblo, Colorado	100%	59.4	2019
Total MW Capacity				1,394.4

____________________

(a)
In 2013, Busch Ranch I was awarded a one-time cash grant in lieu of ITCs under the Section 1603 program created under the American Recovery and Reinvestment Act.
(b)
The PTCs for Peak View flow back to customers through a rider mechanism as a reduction to Colorado Electric’s margins.
(c)
This facility qualifies for PTCs at $28/MWh under IRC 45 during the 10-year period beginning on the date the facility was originally placed in service.
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

Our Electric Utilities’ power supply by resource as a percent of the total power supply for our energy needs for the years ended December 31 was as follows:

Power Supply	2023	2022	2021
Coal	35.0%	35.1%	34.2%
Natural Gas	26.4%	18.8%	24.4%
Wind (a)	8.9%	11.4%	11.3%
Total Generated (b)	70.3%	65.3%	69.9%
Coal, Natural Gas, Diesel Oil and Other Market Purchases	24.1%	29.6%	25.1%
Wind and Solar Purchases	5.6%	5.1%	5.0%
Total Purchased	29.7%	34.7%	30.1%
Total	100.0%	100.0%	100.0%

____________________

(a)
Wind generation decreased due to the sale of Northern Iowa Windpower assets in March 2023.
(b)
The diesel oil-fueled generating units are generally used as supplemental peaking units. Power generated from these units, as a percentage of total power supply, was 0.0% for each of the years presented.

Our Electric Utilities’ weighted average cost of fuel utilized to generate electricity and the average price paid for purchased power (excluding contracted capacity) per MWh for the years ended December 31 were as follows:

Fuel and Purchased Power (dollars per MWh)	2023	2022	2021
Coal	$13.40	$12.76	$11.55
Natural Gas	20.20	37.09	33.65
Total Generated Weighted Average Fuel Cost	14.27	17.57	17.40
Coal, Natural Gas, Diesel Oil and Other Market Purchases	55.61	66.35	64.85
Wind and Solar Purchases	34.99	33.78	34.69
Total Purchased Power Weighted Average Cost	51.68	61.56	59.84
Total Weighted Average Fuel and Purchased Power Cost	$25.39	$32.82	$30.17

Purchased Power. We have executed various PPAs to support our Electric Utilities’ capacity and energy needs beyond our regulated power plants’ generation, which include long-term related party agreements with our non-regulated power generation businesses. See additional information in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Coal Mining. We own and operate a single coal mine through our WRDC subsidiary which is reported within our Electric Utilities segment. We surface mine, process and sell low-sulfur sub-bituminous coal at our mine located immediately adjacent to our Gillette Energy Complex in the Powder River Basin in northeastern Wyoming, where our five coal-fired power plants are located. We produced approximately 3.7 million tons of coal in 2023.

The mine provides low-sulfur coal directly to these five power plants via a conveyor belt system, minimizing transportation costs. The fuel can be delivered to our adjacent power plants at very cost competitive prices (i.e., $1.14 per MMBtu for year ended December 31, 2023) when compared to alternatives. Nearly all of the mine’s production is sold to our on-site generation facilities under long-term supply contracts.

As of December 31, 2023, we estimated our recoverable reserves to be approximately 179 million tons, based on a life-of-mine engineering study utilizing currently available drilling data and geological information prepared by internal engineering analyses. The recoverable reserve life is equal to approximately 48 years at the current production levels.

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

At December 31, 2023, our Electric Utilities owned the electric transmission and distribution lines shown below:

Utility	State	Transmission (a) (in Line Miles)	Distribution (in Line Miles)
Colorado Electric	Colorado	599	3,213
South Dakota Electric (b)	South Dakota, Wyoming	1,232	2,616
Wyoming Electric	Wyoming	86	1,360
		1,917	7,189

____________________

(a)
Electric transmission line miles include voltages of 69 kV and above.
(b)
South Dakota Electric transmission line miles include 43 miles within the Common Use System.

Material transmission services agreements are included in our disclosures in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Seasonal Variations of Business. Our Electric Utilities are seasonal businesses and weather patterns may impact their operating results. Demand for electricity is sensitive to seasonal cooling, heating and industrial load requirements, as well as market price. In particular, cooling demand is often greater in the summer and heating demand is often greater in the winter.

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

Our mining business strategy is to sell nearly all of our production to on-site generation facilities under long-term supply contracts. Historically, any off-site sales have been to consumers within close proximity to WRDC. Coal competes with other energy sources, such as natural gas, nuclear, wind, solar and hydropower. Costs and other factors relating to these alternative fuels, such as safety, environmental and availability considerations affect the overall demand for coal as a fuel.

Operating Statistics. See a summary of key operating statistics in the Electric Utilities segment operating results within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Gas Utilities

We conduct natural gas utility operations through our Arkansas, Colorado, Iowa, Kansas, Nebraska and Wyoming subsidiaries. Our Gas Utilities transport and distribute natural gas through our distribution network to our retail customers. Additionally, we sell contractual pipeline capacity and gas commodities to other utilities and marketing companies, including our affiliates, on an as-available basis.

We also provide non-regulated services to our regulated customers. Black Hills Energy Services provides natural gas supply to approximately 53,000 retail distribution customers under the Choice Gas Program in Nebraska and Wyoming. Additionally, we provide services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	As of December 31,
Retail Customers	2023	2022	2021
Residential	871,930	864,038	853,908
Commercial	84,917	85,203	84,234
Industrial	2,179	2,189	2,158
Transportation	157,367	155,685	153,929
Total Natural Gas Retail Customers at End of Year	1,116,393	1,107,115	1,094,229

	As of December 31,
Retail Customers	2023	2022	2021
Arkansas Gas	186,216	183,270	180,216
Colorado Gas	211,155	208,060	202,747
Iowa Gas	163,281	162,801	161,905
Kansas Gas	119,407	118,599	117,862
Nebraska Gas	302,167	301,007	298,832
Wyoming Gas	134,167	133,378	132,667
Total Natural Gas Retail Customers at End of Year	1,116,393	1,107,115	1,094,229

We procure natural gas for our distribution customers from a diverse mix of producers, processors and marketers and generally use hedging, physical fixed-price purchases and market-based price purchases to achieve dollar-cost averaging within our natural gas portfolio. The majority of our procured natural gas is transported in interstate pipelines under firm transportation service agreements.

In addition to company-owned regulated underground natural gas storage assets in Arkansas, Colorado and Wyoming, we also contract with third-party transportation providers for natural gas storage service to provide gas supply during the winter heating season and to meet peak day customer demand for natural gas.

The following table summarizes certain information regarding our company-owned regulated underground gas storage facilities as of December 31, 2023:

	Working Capacity (Mcf)	Cushion Gas (Mcf)	Total Capacity (Mcf)	Maximum Daily Withdrawal Capability (Mcfd)
Arkansas Gas	8,442,700	13,149,040	21,591,740	196,000
Colorado Gas	2,360,895	6,165,315	8,526,210	30,000
Wyoming Gas	5,733,900	17,545,600	23,279,500	36,000
Total	16,537,495	36,859,955	53,397,450	262,000

The following table summarizes certain information regarding our system infrastructure as of December 31, 2023:

	Intrastate Gas Transmission Pipelines (in line miles)	Gas Distribution Mains (in line miles)	Gas Distribution Service Lines (in line miles)
Arkansas Gas	875	5,197	1,380
Colorado Gas	694	7,188	1,861
Iowa Gas	173	2,890	2,765
Kansas Gas	339	3,026	1,400
Nebraska Gas	1,315	8,611	2,845
Wyoming Gas	1,267	3,625	1,726
Total	4,663	30,537	11,977

Seasonal Variations of Business. Our Gas Utilities are seasonal businesses and weather patterns may impact their operating results. Demand for natural gas is sensitive to seasonal heating and industrial load requirements, as well as market price. In particular, demand is often greater in the winter months for heating. Natural gas is used primarily for residential and commercial heating, and demand for this product can depend heavily upon weather throughout our service territories. As a result, a significant amount of natural gas revenue is normally recognized in the heating season consisting of the first and fourth quarters. Demand for natural gas can also be impacted by summer temperatures and precipitation, which can affect demand for irrigation.

Competition. We generally have limited competition for the retail distribution of natural gas in our service areas. Various restructuring and competitive initiatives have been discussed in several of the states in which our utilities operate. These initiatives are aimed at increasing competition. Additionally, electrification initiatives in our service territories could negatively impact demand for natural gas and decrease future growth. To date, these initiatives have not had a material impact on our utilities. Although we face competition from independent marketers for the sale of natural gas to our industrial and commercial customers, in instances where independent marketers displace us as the seller of natural gas, we still collect fees for transporting the gas through our distribution network.

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

Electric Utilities

The following table provides regulatory information for each of our Electric Utilities:

Subsidiary	Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Regulatory Mechanisms	Percentage of Power Marketing Profit Shared with Customers

Colorado Electric	CO	9.37%	7.43%	48%/52%	$653.7 (a)	1/2017	ECA, TCA, PCCA, EECR/DSM, RESA, TEPR, Energy Assistance Benefit Charge	90%
	CO	9.37%	6.02%	67%/33%	$57.9	1/2017	CACJA Adjustment Rider	N/A
	FERC	9.80%	6.45%	53%/47%	(a)	9/2022	FERC Transmission Tariff	N/A
South Dakota Electric	WY	9.90%	8.13%	47%/53%	$46.8	10/2014	ECA	65%
	SD	Global Settlement	7.76%	Global Settlement	$543.9	10/2014	ECA, TFA, EIA	70%
	FERC	10.80%	8.76%	43%/57%	$197.7 (b)	2/2009	FERC Transmission Tariff	N/A
Wyoming Electric (c)	WY	9.75%	7.48%	48%/52%	$551.2 (a)	3/2023	PCA, EECR/DSM, Rate Base Recovery on Acquisition Adjustment, TCAM	N/A
	FERC	9.90%	8.77%	44%/56%	(a)	1/2019	FERC Transmission Tariff	N/A

____________________

(a)
For both Wyoming Electric and Colorado Electric retail customers, transmission investments are recovered through retail rates rather than FERC Transmission Tariffs. Transmission investments are recovered from wholesale transmission customers under the FERC Formula Transmission rate. The rate base associated with FERC assets is not displayed separate from that collected through the state recovery mechanisms, to avoid double counting. The rate base amounts for Colorado Electric and Wyoming Electric include rate base recovered through base rates and the authorized regulatory mechanisms.
(b)
Includes $180.6 million in 2023 rate base for the 2023 Projected Common Use System formula rate that is updated annually and $17.1 million in rate base for the Transmission Tie that is based on the approved stated rate from 2005.
(c)
For additional information regarding recent rate review updates, see Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table summarizes the mechanisms we have in place for each of our Electric Utilities:

Cost Recovery Mechanisms
Electric Utility Jurisdiction	Environmental Cost	EECR/DSM	Transmission Expense	Fuel Cost	Transmission Capital	Purchased Power	RESA
Colorado Electric (a)		☑	☑	☑	☑	☑	☑
Colorado Electric (FERC) (a)					☑
South Dakota Electric (SD) (b)			☑	☑		☑
South Dakota Electric (WY) (c)		☑	☑	☑		☑
South Dakota Electric (FERC)					☑
Wyoming Electric (a)		☑	☑	☑	☑	☑
Wyoming Electric (FERC) (a)					☑

____________________

(a)
For both Wyoming Electric and Colorado Electric retail customers, transmission investments are recovered through retail rates rather than FERC Transmission Tariffs. Transmission investments are recovered from wholesale transmission customers under the FERC Formula Transmission rate.
(b)
South Dakota Electric’s EIA and TFA tariffs were suspended for a six-year moratorium period effective July 1, 2017. On January 7, 2020, South Dakota Electric received approval from the SDPUC to extend the 6-year moratorium period by an additional 3 years whereby these recovery mechanisms will not be effective prior to July 1, 2026.
(c)
South Dakota Electric has WPSC authorization to accumulate certain energy efficiency costs in a regulatory asset with determination of recovery to be made in the next rate review.

Gas Utilities

The following table provides regulatory information for each of our Gas Utilities:

Subsidiary	Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Regulatory Mechanisms
Arkansas Gas (a)	AR	9.60%	6.20% (b)	55%/45%	$674.6 (c)	10/2022	GCA, Safety and Integrity Rider, EECR, Weather Normalization Adjustment, Billing Determinant Adjustment
Colorado Gas (a)	CO	9.20%	6.56%	50%/50%	$303.2	1/2022	GCA, SSIR, DSM, Gas Price Risk Management Rider, Energy Assistance Benefit Charge
RMNG (a)	CO	9.50%-9.70%	6.93%	48%-50%/ 50%-52%	$209.3	7/2023	Liquids/Off-system/Market Center Services Revenue Sharing
Iowa Gas	IA	9.60%	6.75%	50%/50%	$300.9	1/2022	GCA, EECR, System Safety and Maintenance Adjustment Rider, Gas Supply Optimization revenue sharing
Kansas Gas	KS	Global Settlement	Global Settlement	Global Settlement	Global Settlement	1/2022

GCA, Weather Normalization Tariff, Gas System Reliability Surcharge, Ad Valorem Tax Surcharge, Cost of Bad Debt Collected through GCA, Pension Levelized Adjustment, Tax Adjustment Rider, Gas Supply Optimization revenue sharing

Nebraska Gas (d)	NE	9.50%	6.71%	50%/50%	$504.2 (e)	3/2021

GCA, Cost of Bad Debt Collected through GCA, Infrastructure System Replacement Cost Recovery Surcharge, Choice Gas Program, SSIR, Bad Debt expense recovered through Choice Supplier Fee, Line Locate Surcharge, HEAT Program

Wyoming Gas (a)(d)	WY	9.85%	7.33%	49%/51%	$450.8	1/2024	GCA, EECR, Rate Base Recovery on Acquisition Adjustment, Wyoming Integrity Rider, Choice Gas Program

____________________

(a)
Colorado Gas regulatory information presented above does not reflect the recent settlement agreement which is subject to CPUC approval. For additional information regarding recent rate review updates, see Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
(b)
Arkansas Gas return on rate base is adjusted to remove certain liabilities from rate review capital structure for comparison with other subsidiaries.
(c)
Arkansas Gas rate base is adjusted to include certain liabilities for comparison with other subsidiaries.
(d)
The Choice Gas Program mechanisms are applicable to only a portion of Nebraska Gas and Wyoming Gas customers.
(e)
Excludes amounts to serve non-jurisdictional and agriculture customers.

The following table summarizes the mechanisms we have in place for each of our Gas Utilities:

Gas Utility Jurisdiction	Cost Recovery Mechanisms
	EECR/DSM	Integrity Additions	Bad Debt	Weather Normal	Pension Recovery	Gas Cost (a)	Revenue Decoupling
Arkansas Gas	☑	☑		☑		☑	☑
Colorado Gas	☑	☑				☑
RMNG
Iowa Gas	☑	☑				☑
Kansas Gas		☑	☑	☑	☑	☑
Nebraska Gas		☑	☑			☑
Wyoming Gas	☑	☑				☑

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

FERC

The Federal Power Act gives FERC exclusive rate-making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to FERC’s jurisdiction must maintain tariffs and rate schedules on file with FERC that govern the rates, and terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services. Public utilities are also subject to accounting, record-keeping and reporting requirements administered by FERC. FERC also places certain limitations on transactions between public utilities and their affiliates. Our electric utility subsidiaries provide FERC-jurisdictional services subject to FERC’s oversight.

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

PUHCA 2005 reiterated the definition and benefits of EWG status. Under PUHCA 2005, an EWG is an entity or generator engaged, directly or indirectly through one or more affiliates, exclusively in the business of owning, operating or both owning and operating all or part of one or more eligible facilities and selling electric energy at wholesale. Though EWGs are public utilities within the definition set forth in the Federal Power Act and are subject to FERC regulation of rates and charges, they are exempt from other FERC requirements. Through its subsidiaries, Black Hills Corporation is affiliated with two EWGs, Wygen I and Pueblo Airport Generation (facilities #4-5). Both of these EWGs have been granted market-based rate authority.

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

Pipeline Security

In May and July 2021, the TSA issued security directives in response to a ransomware attack on the Colonial Pipeline that occurred earlier in 2021 that included several new cybersecurity requirements for critical pipeline owners and operators. Among these requirements is the implementation of specific mitigation measures to protect against ransomware attacks and other known threats to information and operational technology systems; development and implementation of a cybersecurity contingency and recovery plan; and performance of a cybersecurity architecture design review. Compliance with these measures has not had a material impact on our operations. We continue to evaluate the potential effect of these directives on our operations and facilities and will continue to monitor for any clarifications or amendments to these directives.

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

In July of 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for GHG reductions from coal-fired power plants. On May 23, 2023, the EPA proposed to repeal the Affordable Clean Energy rule and at the same time issued a replacement rule to establish emissions limits for GHG emissions from existing coal-fired and oil/gas-fired electric power generating boilers. The EPA also proposed GHG emission limits for existing stationary combustion turbines. The proposed emissions limitations are based upon the application of carbon capture controls or the use of hydrogen fuel beginning in 2030. The EPA is expected to issue a final rule in the first half of 2024. We will continue to monitor any related guidelines and rulemakings issued by the EPA or state regulatory authorities.

In February 2022, the EPA proposed the Good Neighbor Rule Provisions, which are part of the CSAPR framework and is intended to address ozone transport for the 2015 ozone NAAQS. The proposed rule included the state of Wyoming and imposed a NOx emissions trading program on fossil fueled electricity generating plants within the state. The EPA’s consideration of revised NOx emissions inventories and revised ozone modeling resulted in Wyoming’s exclusion from the final Good Neighbor Rule published on June 5, 2023. In a subsequent action published on August 14, 2023, the EPA approved Wyoming’s State Implementation Plan submission addressing interstate transport for the 2015 8-hour ozone NAAQS, and Wyoming sources will not be subject to the CSAPR.

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

Human Capital Resources

Overview

We are committed to retaining, attracting and cultivating a talented, engaged and thriving team. By making our people and culture a strategic priority, our employees are engaged and empowered to contribute to the success of our business.

Our Team	As of December 31, 2023	As of December 31, 2022
Total employees	2,874	2,982
Women in executive leadership positions (a)	29%	33%
Gender diversity (women as a % of total employees)	24%	25%
Represented by a union	25%	25%
Military veterans	10%	11%
Ethnic diversity (non-white employees as a % of total)	15%	14%

	For the year ended December 31, 2023	For the year ended December 31, 2022
Number of external hires	293	487
External hires gender diversity (as a % of total external hires)	27%	30%
External hires ethnic diversity (as a % of total external hires)	24%	23%
Turnover rate (b)	12%	13%
Retirement rate	3%	3%

____________________

(a)
Executive leadership positions are defined as positions with Vice President, Senior Vice President or Chief in their title.
(b)
Includes voluntary and involuntary separations but excludes internships.

Total Employees

Number of Employees
As of December 31, 2023
Electric Utilities	425
Gas Utilities	1,198
Corporate and Other	1,251
Total	2,874

At December 31, 2023, approximately 18% of our total employees and 20% of our Electric and Gas Utilities employees were eligible for retirement (age 55 with at least 5 years of service).

Collective Bargaining Agreements

At December 31, 2023, certain employees of our Electric Utilities and Gas Utilities were covered by the collective bargaining agreements as shown in the table below. We have not experienced any labor stoppages in decades.

Utility	Number of Employees	Union Affiliation	Expiration Date of Collective Bargaining Agreement
Colorado Electric	108	IBEW Local 667	April 15, 2027
South Dakota Electric	122	IBEW Local 1250	March 31, 2027
Wyoming Electric	29	IBEW Local 111	June 30, 2024
Total Electric Utilities	259

Iowa Gas	129	IBEW Local 204	January 31, 2026
Kansas Gas	15	Communications Workers of America, AFL-CIO Local 6407	December 31, 2024
Nebraska Gas	92	IBEW Local 244	March 13, 2025
Nebraska Gas	134	CWA Local 7476	October 30, 2026
Wyoming Gas	16	IBEW Local 111	June 30, 2024
Wyoming Gas	80	CWA Local 7476	October 30, 2026
Total Gas Utilities	466

Total	725

Diversity, Equity & Inclusion

We believe the benefits of diversity, equity and inclusion can be powerful, and we are committed to building a workforce whose diversity is representative of the communities we serve. Our recruiting strategies support our efforts to attract qualified individuals with targeted efforts to reach underrepresented talent. Our internship program and our partnerships and participation in outreach programs with local schools and colleges attract students to careers in the energy industry. Our commitment to equitable and inclusive hiring practices, including diverse candidate slates and interview panels and pay equity reviews, further supports our vision of retaining, attracting and cultivating an engaged and thriving team driven by improving life with energy. We continuously evaluate our recruitment strategies to determine their effectiveness to attract and build a talented, diverse workforce. Workforce diversity trends, which include new hires, promotions and turnover, are monitored at regular intervals throughout the year.

Development and Retention

Developing and retaining talent is critical to our continued success. Our development and retention efforts include internal and external skills training, career development programs, and competitive compensation. Our compensation programs are designed to be strategically aligned, externally competitive, internally equitable, personally motivating, cost effective and legally compliant. We monitor employee engagement through bi-annual engagement surveys and quarterly pulse surveys. Every leader is responsible for creating and implementing an action plan based on their team’s engagement survey results. Our career development programs include management onboarding, leadership development programs, mentoring programs, individual development assessments, stretch opportunities, talent sharing and more. Internal training opportunities include corporate-wide and specialized training opportunities for different job functions. Our Field Career Path Program (FCPP) promotes career growth for our frontline customer-facing employees through established standards of knowledge, skills, abilities and performance.

Employee Safety and Wellness

Safety is one of our company values, a top priority in all we do and deeply embedded in our culture. Meetings of three or more employees begin with a safety share, a practice which contributes to keeping safety top of mind. Since 2009, we have reduced workplace injuries by more than 64% and continue to see long-term, sustained improvements in our safety practices and performance.

For the year ended December 31, 2023
Total Case Incident Rate (incidents per 200,000 hours worked)	1.51
Preventable Motor Vehicle Incident Rate (vehicle accidents per 1 million miles driven)	1.65
Proactive Safety Activities per Employee	4
% of injuries reported within 1 day	93.3%

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

Our continued success depends, in significant part, on our ability to execute our strategic business plans. Our strategy is centered on four critical priorities: Growth—to grow strategically and achieve strong financial performance, Operational Excellence—delivering safe, reliable and cost-effective energy to meet our customers’ needs, Transformation—be a simple and connected company positioned for growth, and People & Culture—retain and attract a talented, engaged and thriving team. Our current plans and strategy may be negatively impacted by disruptive forces and innovations in the marketplace, workforce capabilities, changing political, business or regulatory conditions and technology advancements.

In addition, we have significant capital investment programs planned for the next five years that are key to our strategic business plans. The successful execution of our capital investment program depends on, or could be affected by, a variety of factors that include, but are not limited to: access to capital to fund projects, weather conditions, effective management of projects, availability of qualified construction personnel including contractors, changes in commodity and other prices, impacts of supply chain disruptions on availability and cost of materials, governmental approvals and permitting, regulatory cost recovery and return on investment.

An inability to successfully and timely adapt to changing conditions and execute our strategic plans could materially affect our financial operating results including earnings, cash flow and liquidity.

REGULATORY, LEGISLATIVE AND LEGAL RISKS

We may be subject to unfavorable or untimely federal and state regulatory outcomes.

Our regulated Utilities are subject to cost-of-service/rate-of-return regulation and earnings oversight from federal and eight state utility commissions. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our customer rates are regulated based on an analysis of our costs and investments, as reviewed and approved in regulatory proceedings. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our various regulatory authorities will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will result in full or timely recovery of our costs with a reasonable return on invested capital. In addition, adverse rate decisions, including rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, could be influenced by competitive, economic, political, legislative, public perception and regulatory pressures and adversely impact earnings, cash flow and liquidity.

Each of our Utilities are permitted to recover certain costs (such as increased fuel and purchased power costs, including costs from certain severe weather events, or integrity capital investments) outside of a base rate review in order to stabilize customer rates and reduce regulatory lag. If regulators decide to discontinue these tariff-based recovery mechanisms, it could negatively impact earnings, cash flow and liquidity.

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

There is significant uncertainty regarding if and when new climate legislation, regulations or administrative policies will be adopted to reduce or limit GHG and the impact any such regulations would have on us. New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, the closure or capacity reductions of coal-fired power generation facilities or conversion to alternative fuels, and potential increased production from our combined cycle natural gas-fired generating units. Additional rules and regulations associated with fossil fuels and GHG emissions could result in the impairment or retirement of some of our existing or future transmission, distribution, generation and natural gas storage facilities or our coal mine. Further, these rules could create the need to purchase or build clean-energy fuel sources to fulfill obligations to our customers. These actions could also result in increased operating costs which could adversely impact customers and our financial operating results including earnings, cash flow and liquidity. We cannot definitively estimate the effect of GHG legislation or regulation on our earnings, cash flow and liquidity.

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

Recent trends, such as a competitive and tight labor market and an aging workforce may lead to higher costs and increased risk of negative outcomes for safety, compliance, customer service, and operations. Our ability to transition and replace our retirement-eligible utility employees is a risk; at December 31, 2023, approximately 18% of our employees were eligible for retirement. Our ability to avoid or minimize work stoppages and labor disputes is also a risk with approximately 25% of our employees represented by unions. Failure to hire and retain qualified employees, including the ability to transfer significant internal historical knowledge and expertise to new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce and maintain satisfactory collective bargaining agreements, safety, service reliability, customer satisfaction and our results of operations could be adversely affected. As part of our strategic business plans, we will need to attract and retain personnel who are qualified to implement our strategy and may need to retrain or re-skill certain employees to support our long-term objectives.

Supply chain challenges could negatively impact our operations.

We rely on various suppliers in our supply chain for the materials necessary to execute on our capital investment program that is key to our strategic business plans and to respond to a significant unplanned event such as a natural disaster. Our largest customers also rely on our supply chain and delays in critical materials could impact their ability to operate and grow as planned. Our supply chain, material costs, and capital investment program may be negatively impacted by:

•
Unanticipated price increases due to recent macroeconomic factors, such as inflation, including wage inflation, or rising demand for raw materials associated with the Energy Transition; and
•
Supply restrictions beyond our control or the control of our suppliers such as disruption of the freight system (e.g. labor union strikes), increased environmental threats from weather-related disasters, rising demand for raw materials associated with the Energy Transition and/or geopolitical unrest (e.g. Russia-Ukraine and Middle East conflicts).

An inability to successfully manage challenges in our supply chain network could materially affect our ability to execute our business plan and growth strategy and our financial operating results including earnings, cash flow and liquidity.

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
•
Weather, natural conditions and disasters including impacts from climate change (discussed below);
•
Acts of sabotage, terrorism or other malicious physical attacks. Damage to our facilities due to deliberate acts could lead to outages or other adverse effects;
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

Physical risks of climate change refer to risks to our facilities or operations that may result from changes in the physical climate, such as changes to temperature and weather patterns. Our utility businesses are seasonal businesses and weather conditions and patterns can have a material impact on our operating results. To the extent weather conditions are affected by climate change, fluctuations in commodity prices and customers’ energy usage could be magnified. Climate change may lead to increased intensity and frequency of storms, resulting in increased likelihood of fire, wind and extreme temperature events. Severe weather events, such as snow and ice storms (e.g., Winter Storm Uri), fire, and strong winds could negatively impact our operations, including our ability to provide energy safely, reliably and profitably and our ability to complete construction, expansion or refurbishment of facilities as planned. Climate change may intensify these events or increase the frequency of their occurrence. Over time, we may need to make additional investments to protect our facilities from physical risks of climate change.

Transition risks of climate change include changes to the energy systems as a result of new technologies, changing customer demand and/or expectations and voluntary GHG reduction goals, as well as local, state or federal regulatory requirements (discussed above). Policies such as a carbon or methane tax could increase costs associated with fossil fuel usage, resulting in higher operating costs including costs of energy generation, construction, and transportation. Risks of the transition to a low-carbon economy could result in shrinking customer demand for fossil fuel-based energy sources. This could come from increased use of behind the meter technology, such as residential solar and storage. Risk of investor pressure over climate risk and/or ESG standards, activist campaigns against coal producers, employee preferences to work for companies with certain sustainability goals and consumers preference for renewable energy could impact our reputation, ability to attract and retain an appropriately trained workforce, and overall access to capital and/or adequate insurance policies.

Cybersecurity incidents, terrorism, or other malicious acts targeting our key technology systems could disrupt our operations or lead to a loss or misuse of confidential and proprietary information.

To effectively operate our business, we rely upon a sophisticated electronic control system, information and operation technology systems and network infrastructure to generate, distribute and deliver energy, and collect and retain sensitive information including personal information about our customers and employees. Cybersecurity incidents, terrorism or other malicious acts targeting electronic control systems could result in a full or partial disruption of our electric and/or natural gas operations. Attacks targeting other key technology systems, including our third-party vendors’ information systems, could further add to a full or partial disruption of our operations. The utility industry has been the target of several cyberattacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other nation state actors and individuals. To date, we have not experienced a cybersecurity incident that has had a material impact on our business or results of operations. Any disruption of our electric and/or natural gas operations could result in a loss of service to customers and associated revenues, as well as significant expense to repair damages and remedy security breaches. In addition, any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others. We maintain cyber risk insurance to mitigate a portion, but not all, of these risks and losses.

As discussed in Utility Regulation Characteristics above, in 2021 the TSA issued security directives that included several new cybersecurity requirements for critical pipeline owners and operators. Such directives or other requirements may require expenditure of significant additional resources to respond to cybersecurity incidents, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to comply with such government regulations or failure in our cybersecurity protective measures may result in enforcement actions that may have a material adverse effect on our business, results of operations and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.

As discussed in Item 1C in this Annual Report on Form 10-K, we have instituted security measures and safeguards to protect our operational systems and information technology assets against cybersecurity threats, including certain safeguards required by NERC. Despite our implementation of security measures and safeguards, all of our technology systems may still be vulnerable to disability, failures or unauthorized access.

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

Our results of operations and cash flows are affected by the demand for electricity and natural gas, which can vary greatly based upon:

•
Fluctuations in customer growth and general economic conditions in our service territories. Customer growth and energy use can be negatively impacted by population declines as well as adverse economic factors in our service territories, including recession, inflation, workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. Our Utilities are impacted by economic cycles and the competitiveness of the commercial and industrial customers we serve. Any economic downturn, inflation, disruption of financial markets, or reduced incentives by state government for economic development could adversely affect the financial condition of our customers and demand for their products or services. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills.
•
Weather conditions. Our Utilities are seasonal businesses and weather conditions and patterns can have a material impact on our operating performance. Demand for electricity is typically greater in the summer and winter months associated with cooling and heating, respectively. Demand for natural gas depends heavily upon winter-weather patterns throughout our service territory and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our Utilities have historically generated lower revenues, income and cash flows when weather conditions are cooler than normal in the summer and warmer than normal in the winter. Demand for natural gas is also impacted by summer weather patterns that are cooler than normal and provide higher than normal precipitation; both of which can reduce natural gas demand for irrigation. Unusually mild summers and winters, therefore, could have an adverse effect on our financial operating results, including earnings, cash flow and liquidity.
•
Our customers' focus on energy conservation. Customer growth and usage may be impacted by the voluntary reduction in consumption of electricity and natural gas by our customers in response to increases in prices and energy efficiency programs, electrification initiatives that could negatively impact the demand for natural gas, economic conditions (i.e., inflation, recession) impacting customers’ disposable income and the use of distributed generation resources or other emerging technologies. Continued technological improvements may make customer and third-party distributed generation and energy storage systems, including fuel cells, micro-turbines, wind turbines, solar cells and batteries, more cost effective and feasible for our customers. If more customers utilize their own generation, demand for energy from us could decline. Such developments could affect the price and/or delivery of energy, require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives.

Each of these factors described above could materially affect demand for electricity and natural gas which would impact our financial operating results including earnings, cash flow and liquidity.

If macroeconomic or other conditions adversely affect operations or require us to make changes to our strategic business plan, we may be forced to record a non-cash goodwill impairment charge.

We had approximately $1.3 billion of goodwill on our consolidated balance sheets as of December 31, 2023. If we make changes in our strategic business plan and growth strategy, or if macroeconomic or other conditions adversely affect operations in any of our businesses, we may be required to record a non-cash impairment charge. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including: future business operating performance, changes in macroeconomic conditions including recession, inflation and interest rates, changes in our regulatory environment, industry-specific market conditions, changes in business operations, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of either or both of our operating segments, which may result in an impairment charge. See additional information in “Critical Accounting Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The costs of providing healthcare benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to healthcare plans for our employees and former employees, will continue to rise. Significant regulatory developments have required, and likely will continue to require, changes to our current employee benefit plans and supporting administrative processes. Our electric and natural gas utility rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. Within our utility rates, we have generally recovered the cost of providing employee benefits. As benefit costs continue to rise, however, there is no assurance that the utility commissions will allow recovery of these increased costs. The rising employee benefit costs, or inadequate recovery of such costs, may adversely affect our financial operating results including earnings, cash flow, and liquidity.

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

Assumptions related to interest rates, expected return on investments, mortality and other key actuarial assumptions have a significant impact on our funding requirements and the expense recognized related to our pension and other postretirement benefit plans. An adverse change to key assumptions associated with our defined benefit retirement plans may require significant unplanned contributions to the plans which could adversely affect our financial operating results including earnings, cash flow and liquidity. See Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further information

Our use of derivative financial instruments as hedges against commodity prices and financial market risks could result in material financial losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The utility industry has been the target of several cyberattacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other nation state actors and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, we have not experienced a cybersecurity incident that has had a material impact on our business or results of operations.

Risk Management and Strategy

Our enterprise risk management program, which includes cybersecurity risks that are identified through our cybersecurity risk management program, is designed to identify, report, and manage relevant material risks and opportunities.

Management of the identified risks is embedded into business processes and key decision making at every level of the Company. Our enterprise risk management team works closely with our Chief Security Officer ("CSO") and IT risk management team to evaluate and address material cybersecurity risks in alignment with our business strategy and operational needs.

We have a cybersecurity risk management program that is managed by a team of full-time cybersecurity professionals that utilizes a variety of tools and techniques to identify and assess material cybersecurity threats, their potential impact and opportunities for mitigation. The industry-standard security frameworks that we apply to our cyber environment include various security and risk assessments, such as internal threat assessments and internal control self-assessments. Because we are aware of the risks associated with third-party providers, we conduct third-party provider security assessments and benchmarking before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. These assessments include evaluation of risk profiles through vendor questionnaires, review of System and Organization Controls attestation reports and monitoring on an ongoing basis by our IT risk management team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

We regularly engage with third-party assessors and auditors as part of our ongoing cybersecurity risk assessment process to leverage specialized knowledge and insights and to identify areas for continued focus, improvement, compliance and effectiveness of mitigation. We also utilize government and industry-related security intelligence sources, and actively participate in industry peer groups and public-private partnerships to assist in the identification of potential threats. We conduct ongoing cybersecurity training and monthly email phishing drills for all employees.

We also have a cybersecurity incident response plan and procedures to manage cybersecurity incidents. These procedures include steps to identify, classify, communicate, contain, eradicate, and recover from a cybersecurity incident. These procedures also include notification to a cross-functional management team to assess incident materiality and an escalation process to members of our senior management team and our Board of Directors.

Governance

Our Board of Directors is responsible for the oversight of risks from cybersecurity threats. Our Chief Information Officer provides our Board of Directors quarterly reports that summarize material cybersecurity threats and the countermeasures taken to mitigate the associated risks. These reports address a variety of topics including updates on strategic cyber initiatives, industry trends, threat vulnerability assessments, and efforts to prevent, detect and respond to internal and external critical threats. From time to time, our Board of Directors also engages third-party consultants to provide further education about cybersecurity risks.

Our cybersecurity risk management program, which is discussed above, is led by our CSO, who has 28 years of prior work experience in various roles involving managing information security of large-scale global security operations, including developing cybersecurity strategy and implementing effective information and cybersecurity programs. Our CSO maintains industry certifications, including an ISC2 Certified Information Systems Security Professional certification.

Through oversight of the cybersecurity risk management program, our CSO is continually informed about the status of the program, including the effectiveness of the process and controls to monitor, prevent, detect, mitigate, and remediate cybersecurity incidents. The CSO is also made aware of the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CSO, in his capacity, regularly informs the Chief Information Officer and other members of our senior management team of all aspects related to cybersecurity risks and incidents.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Linden R. Evans, age 61, has been President and Chief Executive Officer since January 1, 2019, President and Chief Operating Officer from 2016 through 2018, and President and Chief Operating Officer - Utilities from 2004 through 2015. Mr. Evans served as the Vice President and General Manager of our former communication subsidiary in 2003 and 2004, and Associate Counsel from 2001 to 2003. Mr. Evans has 22 years of experience with the Company.

Brian G. Iverson, age 61, has been Senior Vice President, General Counsel and Chief Compliance Officer since August 26, 2019. He served as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary from February 1, 2019 to August 26, 2019, Senior Vice President, General Counsel and Chief Compliance Officer from 2016 to February 2019, Senior Vice President - Regulatory and Governmental Affairs and Assistant General Counsel from 2014 to 2016, Vice President and Treasurer from 2011 to 2014, Vice President - Electric Regulatory Services from 2008 to 2011 and as Corporate Counsel from 2004 to 2008. Mr. Iverson has 20 years of experience with the Company.

Todd Jacobs, age 55, has been Senior Vice President Growth and Strategy since June 15, 2023. Mr. Jacobs spent seven years in operations roles at the company, serving as the state leader for our Kansas and Arkansas utilities from 2014 to 2019 and then as the segment leader of our natural gas utilities from 2019 to 2021. He led our strategic planning and growth efforts from 2021 to 2023 before moving into this newly expanded role in 2023, which includes growth, strategic planning, business development, regulatory, government affairs, sustainability, communications and community affairs. He served in legal and corporate services leadership roles with other investor-owned utilities before joining the company in 2014. Mr. Jacobs served on active duty for seven years as a U.S. Army officer.

Marne M. Jones, age 50, has been Senior Vice President Utilities since June 15, 2023. She served as VP Electric Utilities from 2021 to 2023, Vice President Regulatory and Finance from 2018 to 2021 and Vice President Regulatory from 2016 to 2018. Ms. Jones has a total of 22 years of experience with the Company and has advanced through roles of increasing responsibility in finance, accounting, corporate services, regulatory and utility operations.

Erik D. Keller, age 60, joined the Company as Senior Vice President and Chief Information Officer on July 27, 2020. Prior to joining the company, he was an Information Technology consultant to Ontic Inc., a global provider of parts and services for legacy aerospace platforms, from January 2020 to July 2020, and Chief Information Officer for BBA Aviation, a global aviation support and aftermarket services provider, from February 2012 to January 2020.

Kimberly F. Nooney, age 52, has been Senior Vice President and Chief Financial Officer since April 1, 2023. She served as Vice President – Treasurer from 2015 to 2023, and also served as the Corporate Controller from 2018 to 2022. Ms. Nooney has a total of 27 years of experience with the Company across numerous roles within accounting, internal audit, corporate development, accounting systems, treasury and financial planning and analysis.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BKH. As of January 31, 2024, we had 3,244 common shareholders of record and 63,074 beneficial owners, representing all 50 states, the District of Columbia, Puerto Rico and 5 foreign countries.

COMPARATIVE STOCK PERFORMANCE

The following performance graph compares the cumulative total stockholder return from Black Hills Corporation common stock, as compared with the S&P 500 Index, S&P 500 Utilities index, and our Performance Peer Group for the past five years. The graph assumes an initial investment of $100 on December 31, 2018, and assumes all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance. The information in this "Comparative Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

	As of December 31,
	2018	2019	2020	2021	2022	2023
Black Hills Corporation	$100.00	$128.59	$104.05	$123.69	$127.49	$102.08
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Utilities	100.00	126.35	126.96	149.39	151.73	140.99
Performance Peer Group (a)	100.00	125.79	124.33	145.61	147.29	134.47

____________________

(a)
Performance Peer Group represents the Edison Electric Institute Index, which was used in our 2023 Proxy Statement filed with the SEC on March 15, 2023.

DIVIDENDS

For information concerning dividends, our dividend policy and factors that may limit our ability to pay dividends, see “Key Elements of our Business Strategy” and “Liquidity and Capital Resources” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

UNREGISTERED SECURITIES ISSUED

There were no unregistered securities sold during 2023.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 12 in this Annual Report on Form 10-K for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains monthly information about our acquisitions of equity securities for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	47	$48.44	—	—
November 1, 2023 - November 30, 2023	991	$51.52	—	—
December 1, 2023 - December 31, 2023	7,018	$54.62	—	—
Total	8,056	$54.20	—	—

____________________

(a)
Shares were acquired under the share withholding provisions of the Amended and Restated 2015 Omnibus Incentive Plan for payment of taxes associated with the vesting of various equity compensation plans.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a customer-focused energy solutions provider with a mission of Improving Life with Energy for more than 1.3 million customers and 800+ communities we serve. Our aspiration is to be the trusted energy partner across our growing eight-state footprint, including Arkansas, Colorado, Iowa, Kansas, Montana, Nebraska, South Dakota and Wyoming. Our strategy is centered on four critical priorities: Growth—to grow strategically and achieve strong financial performance, Operational Excellence—delivering safe, reliable and cost-effective energy to meet our customers’ needs, Transformation—be a simple and connected company positioned for growth, and People & Culture—retain and attract a talented, engaged and thriving team.

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

We have provided energy and served customers for 140 years, since the 1883 gold rush days in Deadwood, South Dakota. Throughout our history, the common thread that unites the past to the present is our commitment to serve our customers and communities. By being responsive and service focused, we can help our customers and communities thrive while meeting rapidly changing customer expectations.

Key Elements of our Business Strategy

Explore opportunities as an energy solutions provider. A key strategic initiative is to grow our business through innovative energy solutions with new customers and partnerships. We see value creation by recruiting new customers and expanding existing partnerships with data centers and blockchain opportunities; exploring energy markets such as RTOs; and expanding our transmission capabilities, establishing a RNG program and expanding our RNG portfolio. A few recent examples of our initiatives to grow our business as an energy solutions provider include:

•
Contracted Renewable Energy to Grow Data Center Partnerships: In 2022, Wyoming Electric entered into two new PPAs with third parties to purchase up to 106 MW of wind energy and up to 150 MW of solar energy, upon construction of new renewable generation facilities (owned by third parties). The new wind generation facility was placed in service in December 2023 and the solar facility is expected to be completed in March 2024. The renewable energy from these PPAs will be used to serve our expanding partnerships with data centers.

•
Developed BCIS Tariff to Facilitate Growth: We have supported enabling legislation in Wyoming for the growing blockchain businesses while implementing our own BCIS Tariff to serve these customers. In June 2022, Wyoming Electric completed its first agreement, with a new customer in Cheyenne, Wyoming, under this Tariff. This five-year agreement provides delivery of up to 45 MW with an option to expand service up to 75 MW, which was exercised by the customer in 2023. Energy is sourced through the electric energy market and delivered through our Electric Utilities’ infrastructure. Under the agreement, the customer is responsible for costs of service, and the load is interruptible to prioritize the needs of Wyoming Electric’s existing retail customers.

•
Established Green Forward: In 2022 and 2023, we filed regulatory applications to launch Green Forward, a voluntary RNG and carbon offset program, to eligible residential and small business natural gas customers to offset up to 100% or more of the emissions from their natural gas usage. Our teams continue to evaluate attractive RNG investment opportunities across our agriculture-rich service territories and explore value generation with our natural gas storage assets. We also continue to expand our RNG interconnections, with seven projects actively injecting RNG into our natural gas system.

•
Expanded RNG Portfolio: In January 2024, Black Hills Energy Renewable Resources acquired a RNG production facility at a landfill in Dubuque, Iowa. The facility currently injects RNG into the natural gas distribution system serving Dubuque, which is owned and operated by Iowa Gas. This acquisition represents our entry into the production of RNG as a nonregulated business while leveraging our expertise in owning and operating regulated natural gas pipeline systems, including RNG interconnections. The RNG produced from the landfill facility captures methane that would otherwise vent into the atmosphere. It is delivered under long-term contracts to a third party that purchases the RNG and its related environmental attributes, in conformity with the EPA's Renewable Fuel Standard Program.

Modernize and operate utility infrastructure to provide customers with safe, reliable, cost-effective electric and natural gas service. Our utilities own and operate large electric and natural gas infrastructure systems with a geographic footprint that spans nearly 1,600 miles. Our Electric Utilities own and operate 1,394 MW of generation capacity and 9,106 miles of transmission and distribution lines and our Gas Utilities own and operate approximately 47,000 miles of natural gas transmission and distribution pipelines.

A key strategic focus is to modernize and harden our utility infrastructure to meet customers’ and communities’ varied energy needs, ensure the continued delivery of safe, reliable and cost-effective energy and reduce GHG emissions intensity. In addition, we invest in the expansion, capacity and integrity of our systems to meet customer growth.

To meet our electric customers’ continued expectations of high levels of reliability, a key strength of the Company, our Electric Utilities utilize an integrity program to ensure the timely repair and replacement of aging infrastructure. In alignment with this program, in November 2021, Wyoming Electric announced its Ready Wyoming electric transmission expansion initiative. The 260-mile, multi-phase transmission expansion project will provide customers long-term price stability and greater flexibility as power markets develop in the Western States. Construction of the project commenced in late 2023 and is expected to take place in multiple phases or segments through 2025 and will interconnect South Dakota Electric’s and Wyoming Electric’s transmission systems.

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

As of December 31, 2023, we estimate our five-year capital investment to be approximately $4.3 billion, with most of that investment targeted toward upgrading existing utility infrastructure supporting customer and community growth needs, and complying with safety requirements. Our actual 2023 and forecasted capital expenditures for the next five years from 2024 through 2028 are as follows (in millions). Minor differences may result due to rounding.

	Actual (a)	Forecasted (b)
Capital Expenditures By Segment:	2023	2024	2025	2026	2027	2028
(in millions)
Electric Utilities	$211	$409	$287	$466	$199	$264
Gas Utilities	$372	$407	$387	$368	$372	$373
Corporate and Other	$7	$24	$29	$29	$27	$29
Strategic growth projects	$-	$-	$100	$400	$50	$50
Total	$590	$840	$803	$1,263	$648	$717

(a)
Includes accruals for property, plant and equipment as disclosed as supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements in this Annual Report on Form 10-K. Capital expenditures are presented net of contributions in aid of construction in the Consolidated Statements of Cash Flows.
(b)
Projects are being evaluated by our segments for timing, cost and other factors.

Efficiently plan, construct and operate power generation facilities to serve our Electric Utilities. We best serve customers and communities when generation is vertically integrated into our Electric Utilities and we retain control of the fuel source. This business model remains a core strength and strategy today as we invest in and operate efficient power generation resources to supply cost-effective electricity to our customers. These generation assets can be rate-based or non-regulated assets within our Electric Utilities segment. However, we believe that generation assets that are rate-based provide the most effective long-term benefits to customers.

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

Rate-Based Generation: We continue to believe that customers are best served when the power generation facilities are owned and rate-based by our Electric Utilities. Rate-based generation assets offer several advantages for customers and shareholders, including:

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

Integrated Generation: Our Electric Utilities segment also includes a power generation business that owns non-regulated generating facilities that are contracted through long-term power purchase agreements with our electric utilities. Our power generation business has an experienced staff with significant expertise in planning, building and operating power plants. This team also provides shared services to our Electric Utilities’ generation facilities, resulting in efficient management of all of the Company’s generation assets. Our power generation business competitively bids for energy and capacity through requests for proposals by our Electric Utilities for energy resources necessary to serve customers. This business can bid competitively due to construction expertise, fuel supply advantages and by co-locating new plants at our existing Electric Utilities’ energy complexes, reducing infrastructure and operating costs. All power plants within this business are contracted to our Electric Utilities under long-term contracts, located at our utility-generating complexes and physically integrated into our Electric Utilities’ operations.

Generation Fuel Supply: Our generating facilities are strategically located close to energy hubs that help reduce fuel supply costs. Our Colorado and Wyoming gas-fired generating facilities are located close to major natural gas energy hubs that provide trading liquidity and transparent pricing. Due to their location in the resource rich areas of Colorado and Wyoming, natural gas supply to fuel our gas-fired generation can be sourced at competitive prices. Our coal-fired power plants, all located at the Gillette Energy Complex in northeastern Wyoming, are supplied by our adjacent WRDC coal mine. WRDC provides approximately 3.7 million tons of low-sulfur coal directly to these power plants via a conveyor belt system, minimizing transportation costs. The fuel can be delivered to our adjacent power plants at very cost competitive prices (i.e., $1.14 per MMBtu for year ended December 31, 2023) when compared to alternatives. Nearly all the mine’s production is sold to these on-site generation facilities under long-term supply contracts. Approximately one-half of our production is sold under cost-plus contracts with affiliates. A small portion of the mine’s production is sold to off-site industrial customers and delivered by truck.

Supporting the Energy Transition by proactively integrating alternative and renewable energy into our utility energy supply while mitigating customer rate impacts. A critical component of our strategy involves sustainable operations and supporting the Energy Transition. How we operate our company for the social good has never been more important. We are committed to cleaner energy and a low carbon future, integrating the Energy Transition and more renewable energy into our overall strategy and decision making. In addition, we are committed to a more sustainable future by better managing our impacts to the planet, whether that is water usage, recycling, biodiversity, or other important measures.

In November 2020, we announced clean energy goals to reduce GHG emissions intensity for our Electric Utilities by 40% by 2030 and 70% by 2040 and achieve GHG reductions of 50% by 2035 for our Gas Utilities. Our goals are compared to a 2005 baseline. Electric Utility goals include Scope 1 emissions from electric utility generating units and Scope 3 emissions from purchased power for sales. Our Gas Utilities goal initially included only Scope 1 emissions from distribution system main and service lines. In August 2022, we announced a new "Net Zero by 2035" target for our Gas Utilities, which doubled the previous target of a 50% reduction by 2035 and expanded the scope of the goal to all Scope 1 sources of methane emissions on our distribution system. Net Zero will be achieved through pipeline material and main replacements, advanced leak detection, third-party damage reduction, expanding the use of RNG and hydrogen, and utilizing carbon credit offsets.

Since 2005, we have reduced GHG emissions intensity from our Electric Utilities by one-third. We have plans in place today, without reliance on future technologies, to achieve our corporate climate goals calling for a 40% reduction in greenhouse gas emissions intensity from our electric utility operations by 2030 and 70% by 2040. Additionally, our Electric Utilities have reduced nitrogen oxide and sulfur dioxide emissions by more than 75% since 2005. Colorado Electric has achieved a nearly 50% reduction in GHG emissions since 2005 and is on track to reach the State of Colorado’s 80% carbon reduction goal by 2030. Our goals are based on prudent and proven solutions to reduce our emissions while minimizing cost impacts to our customers. This keeps our customers at the forefront of our decision-making, which is central to our values.

More of our customers, particularly our larger customers, are demanding cleaner sources of energy to meet their sustainability goals. In addition, there is more interest from consumers, regulators and legislators to increase the use of renewable and other alternative energy sources. Recent efforts to support this interest include:

•
In June 2021, South Dakota Electric and Wyoming Electric submitted an IRP to the SDPUC and WPSC. The IRP outlines a range of options for the two electric utilities over a 20-year planning horizon to meet long-term forecasted energy needs while strengthening reliability and resiliency of the grid. The analysis focused on the least-cost resource needs to best meet customers’ future peak energy needs while maintaining system flexibility and achieving the Company’s generation emissions reduction goals. The IRP’s preferred options for South Dakota Electric in the near-term planning period through 2026 are the addition of 100 MW of renewable generation, the conversion of Neil Simpson II to dual fuel (natural gas and coal) in 2025 and consideration of up to 20 MW of battery storage. In 2023, South Dakota Electric issued a request for proposals for 100 MW of utility-owned renewable energy resources to be in service in 2026. Negotiations are underway, with results to be presented to the SDPUC and included in a CPCN filing with the WPSC during the first quarter of 2024.

•
In March 2023, the CPUC approved a unanimous settlement for Colorado Electric's Clean Energy Plan filed on May 25, 2022. The Clean Energy Plan supports Colorado Electric's voluntary election to reduce carbon emissions 80% from 2005 levels by 2030. In July 2023, Colorado Electric issued a request for proposals for approximately 400 MW of new renewable resources to be in service by 2029 to achieve objectives in its Clean Energy Plan. Colorado Electric received a strong response to its request for proposal and provided a bids summary to the CPUC as part of the approval process. A report with Colorado Electric's recommended resources is due to the CPUC in the second quarter of 2024.

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

Inflation Reduction Act

The IRA, signed into law by President Biden in August 2022, features $370 billion in spending and tax incentives on clean energy provisions. Most notably, the IRA includes provisions that extend and expand the production and investment tax credits for wind and solar; includes energy storage, EVs, RNG, and carbon capture and sequestration; and allows for the transferability of clean energy tax credits on existing and qualifying new facilities. We see the IRA as generally supportive of our Energy Transition strategy with the potential to drive increased value for our customers and shareholders. We are still evaluating the impacts of the IRA provisions on our future capital projects.

Deliver a competitive total return to investors and maintain an investment grade credit rating. We are proud of our track record of annual dividend increases for shareholders. 2023 represented our 53rd consecutive year of increasing dividends. In January 2024, our Board of Directors declared a quarterly dividend of $0.65 per share, equivalent to an annual dividend of $2.60 per share. We intend to continue our record of annual dividend increases with a targeted dividend payout ratio of 55% to 65% of net income.

We require access to the capital markets to fund our planned capital investments or acquire strategic assets that support prudent and earnings-accretive business growth. We have demonstrated our ability to cost-effectively access the debt and equity markets, while maintaining our investment-grade issuer credit rating.

Recent Developments

Macroeconomic Trends

We continue to monitor challenging macroeconomic trends including supply chain disruptions, rising interest rates, potential recession and inflationary pressures on the prices of materials, outside services and employee costs. To date, we have experienced moderate net impacts from these trends. However, if current macroeconomic conditions deteriorate in 2024, adverse impacts to our businesses may be magnified.

Inflation has increased our operating expenses, which included higher employee-related expenses in 2023 compared to the prior year.

We are proactively managing increased costs of materials and supply chain disruptions to achieve our forecasted capital investment targets. To support our 2024 capital investment program, we have contracts in place with key suppliers and we have contracted services for a significant portion of our largest forecasted projects. We continue to forecast multi-year key material requirements with suppliers to enhance predictable material availability, challenge vendor price increases to ensure best value and cost transparency and invest in our distribution network to ensure the safety and reliability of our system. We have also evaluated each of our forecasted projects and will prioritize them depending on future constraints. Project delays may occur if costs rise significantly or if materials are not available.

Rising interest rates have led to increased interest expense on recent debt issuances. These impacts were partially offset by lower short-term, variable rate borrowings and higher interest income on our cash equivalents when compared to the prior year.

The deflationary trend in commodity prices throughout 2023 has partially offset macroeconomic headwinds from inflation and higher interest rates. Lower commodity prices have led to lower customer bills, lower cost of fuel, purchased power and natural gas sold, and improved cash flows from operations due to recoveries of deferred energy costs from customers (which were elevated at the end of 2022 and subsequently collected in 2023).

More detailed discussion of the future uncertainties can be found in Item 1A - Risk Factors.

Business Segment Highlights and Corporate Activity

Electric Utilities

•
See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent rate review activity for Wyoming Electric.

•
See Key Elements of our Business Strategy section above for discussion of recent developments related to Ready Wyoming, Colorado Electric's Clean Energy Plan, and South Dakota Electric and Wyoming Electric's IRP.

•
On January 11, 2024, Wyoming Electric set a new winter peak load of 314 MW, surpassing the previous winter peaks of 301 MW set on December 26, 2023, 299 MW set on October 31, 2023, and 281 MW set in December 2022.

•
On July 24, 2023, Wyoming Electric set a new all-time and summer peak load of 312 MW, surpassing the previous peak of 294 MW set on July 21, 2022.

Gas Utilities

•
See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent rate review activity for Arkansas Gas, Colorado Gas, RMNG and Wyoming Gas.

•
See Key Elements of our Business Strategy section above for discussion of recent developments related to BHERR's purchase of a RNG production facility in Iowa.

Corporate and Other

•
On September 15, 2023, we completed a public debt offering of $450 million, 6.15% 10-year senior unsecured notes due May 15, 2034. Net proceeds from the offering were used to repay our $525 million principal amount outstanding notes and for other general corporate purposes. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

•
On June 16, 2023, we filed a new shelf registration statement with the SEC and entered into a new Equity Distribution Sales Agreement. The new Equity Distribution Sales Agreement is similar to our prior agreement and allows us to sell shares of common stock up to an aggregate of $400 million through our ATM program utilizing our shelf registration statement. As of December 31, 2023, we have $329 million available to issue under this program. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

•
On March 7, 2023, we completed a public debt offering of $350 million, 5.95% 5-year senior unsecured notes due March 15, 2028. The proceeds from the offering were used to repay notes outstanding under our commercial paper program and for other general corporate purposes. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Results of Operations

Our discussion and analysis for the year ended December 31, 2023, compared to 2022 is included herein. For discussion and analysis for the year ended December 31, 2022, compared to 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 14, 2023.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	For the Years Ended December 31,
	2023	2022	2023 vs 2022 Variance	2021	2022 vs 2021 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$248.8	$214.3	$34.5	$202.7	$11.6
Gas Utilities	228.8	244.2	(15.4)	211.2	33.0
Corporate and Other (a)	(4.9)	(3.3)	(1.6)	(4.5)	1.2
Operating Income	472.7	455.2	17.5	409.4	45.8

Interest expense, net	(167.9)	(161.0)	(6.9)	(152.4)	(8.6)
Other income (expense), net	(3.2)	1.8	(5.0)	1.4	0.4
Income tax (expense)	(25.6)	(25.2)	(0.4)	(7.2)	(18.0)
Net income	276.0	270.8	5.2	251.3	19.5
Net income attributable to non-controlling interest	(13.8)	(12.4)	(1.4)	(14.5)	2.1
Net income available for common stock	$262.2	$258.4	$3.8	$236.7	$21.7

Total earnings per share of common stock, Diluted	$3.91	$3.97	$(0.06)	$3.74	$0.23

(a)
Includes inter-segment eliminations.

2023 Compared to 2022

The variance to the prior year included the following:

•
Electric Utilities’ operating income increased $34.5 million primarily due to new rates and rider recovery, a one-time gain on the planned sale of Northern Iowa Windpower assets, a gain on a strategic sale of land in Wyoming to a customer to support continued load growth, and a one-time recovery from our business interruption insurance related to the 2021 Wygen I unplanned outage partially offset by unfavorable weather, higher depreciation expense and higher employee-related expenses;
•
Gas Utilities’ operating income decreased $15.4 million primarily due to unfavorable weather, a prior year one-time true-up of carrying costs accrued on Winter Storm Uri regulatory assets and higher operating expenses partially offset by new rates and rider recovery and retail customer growth and demand;
•
Interest expense increased $6.9 million due to higher interest rates partially offset by increased interest income on higher cash and cash equivalents balances; and
•
Other expense, net increased $5.0 million primarily due to higher benefit plan non-service costs driven by higher discount rates and higher costs for our non-qualified deferred compensation plan driven by market performance.

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

Electric Utilities

Operating results for the years ended December 31 for the Electric Utilities were as follows (in millions):

	2023	2022	2023 vs 2022 Variance	2021	2022 vs 2021 Variance
Revenue:
Electric - regulated	$817.4	$852.2	$(34.8)	$800.7	$51.5
Other - non-regulated	47.6	48.0	(0.4)	41.5	6.5
Total revenue	865.0	900.2	(35.2)	842.2	58.0

Fuel and Purchased Power:
Electric - regulated	198.3	261.7	(63.4)	244.5	17.2
Other - non-regulated	1.8	4.6	(2.8)	3.5	1.1
Total fuel and purchased power	200.1	266.3	(66.2)	248.0	18.3

Electric Utility margin (non-GAAP)	664.9	633.9	31.0	594.2	39.7

Operations and maintenance	236.2	244.8	(8.6)	224.5	20.3
Depreciation and amortization	142.6	135.9	6.7	131.5	4.4
Taxes - property and production	37.3	38.9	(1.6)	35.5	3.4
	416.1	419.6	(3.5)	391.5	28.1

Operating income	$248.8	$214.3	$34.5	$202.7	$11.6

2023 Compared to 2022

Electric Utility margin increased over the prior year as a result of:

(in millions)
New rates and rider recovery	$29.4
Wygen I revenue recovery under business interruption insurance (a)	5.0
Integrated Generation (b)	3.3
Transmission services	3.2
Weather	(6.2)
Retail customer usage	(4.4)
Other	0.7
$31.0

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
(b)
Primarily driven by favorable mining contract pricing and increased Black Hills Colorado IPP fired-engine hours.

Operations and maintenance expense decreased primarily due to a one-time $7.7 million gain on the planned sale of Northern Iowa Windpower assets, a $3.9 million gain on a strategic sale of land in Wyoming to a customer to support continued load growth, and $2.9 million of lower outside services expenses partially offset by $8.7 million of higher employee-related expenses.

Depreciation and amortization increased primarily due to higher asset base driven by prior and current year capital expenditures.

Taxes - property and production were comparable to the same period in the prior year.

Operating Statistics

	Revenue (in millions)			Quantities Sold (GWh)
For the year ended December 31,	2023	2022	2021	2023	2022	2021
Residential	$224.9	$246.7	$244.6	1,438.5	1,513.1	1,494.0
Commercial	259.8	277.9	276.0	2,074.4	2,087.8	2,075.7
Industrial	159.4	166.4	149.0	2,094.8	1,912.5	1,751.4
Municipal	17.5	20.5	19.1	150.9	159.3	162.9
Subtotal Retail Revenue - Electric	661.6	711.5	688.7	5,758.6	5,672.7	5,484.0
Contract Wholesale	22.0	25.9	16.1	579.1	654.0	574.1
Off-system/Power Marketing Wholesale	42.5	48.6	41.7	737.9	643.2	638.9
Other (a)	91.2	66.2	54.2	-	-	-
Total Regulated	817.3	852.2	800.7	7,075.6	6,969.9	6,697.0
Non-Regulated (b)	47.7	48.0	41.5	120.6	293.0	269.6
Total Revenue and Quantities Sold	$865.0	$900.2	$842.2	7,196.2	7,262.9	6,966.6
Other Uses, Losses or Generation, net (c)				463.5	450.0	475.3
Total Energy				7,659.7	7,712.9	7,441.9

(a)
Primarily related to transmission revenues from the Common Use System.
(b)
Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue (in millions)			Quantities Sold (GWh)
For the year ended December 31,	2023	2022	2021	2023	2022	2021
Colorado Electric	$285.7	$321.1	$302.9	2,397.2	2,440.0	2,574.0
South Dakota Electric	321.1	335.2	319.4	2,554.3	2,626.2	2,389.4
Wyoming Electric	212.2	197.7	180.4	2,124.1	1,903.7	1,733.6
Integrated Generation	46.0	46.2	39.5	120.6	293.0	269.6
Total Revenue and Quantities Sold	$865.0	$900.2	$842.2	7,196.2	7,262.9	6,966.6

	For the year ended December 31,
Quantities Generated and Purchased by Fuel Type (GWh)	2023	2022	2021
Generated:
Coal	2,683.4	2,708.8	2,546.9
Natural Gas	2,021.4	1,454.2	1,817.2
Wind (a)	678.5	875.8	842.6
Total Generated	5,383.3	5,038.8	5,206.7
Purchased:
Coal, Natural Gas, Diesel Oil and Other Market Purchases	1,842.9	2,280.8	1,866.4
Wind and Solar	433.5	393.3	368.8
Total Purchased	2,276.4	2,674.1	2,235.2
Total Generated and Purchased	7,659.7	7,712.9	7,441.9

(a)
Wind generation decreased due to the sale of Northern Iowa Windpower assets in March 2023.

	For the year ended December 31,
Quantities Generated and Purchased (GWh)	2023	2022	2021
Generated:
Colorado Electric	653.9	474.4	412.1
South Dakota Electric	2,018.5	1,890.0	1,980.7
Wyoming Electric	908.3	905.8	883.6
Integrated Generation	1,802.5	1,768.6	1,842.4
Total Generated	5,383.2	5,038.8	5,118.8
Purchased:
Colorado Electric	588.2	1,005.4	1,027.7
South Dakota Electric	604.6	826.4	563.6
Wyoming Electric	1,028.5	757.2	643.9
Integrated Generation	55.2	85.1	87.9
Total Purchased	2,276.5	2,674.1	2,323.1

Total Generated and Purchased	7,659.7	7,712.9	7,441.9

	For the year ended December 31,
Degree Days	2023		2022		2021
	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	5,330	1%	5,551	9%	5,023	(11)%
South Dakota Electric	6,969	(4)%	7,495	6%	6,819	(5)%
Wyoming Electric	6,783	(1)%	7,051	3%	6,702	(6)%
Combined (a)	6,185	(1)%	6,518	6%	5,974	(7)%

Cooling Degree Days:
Colorado Electric	1,046	(10)%	1,362	9%	1,245	39%
South Dakota Electric	497	(21)%	814	27%	827	30%
Wyoming Electric	329	(30)%	701	47%	604	74%
Combined (a)	713	(15)%	1,040	18%	973	40%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	For the year ended December 31,
Contracted generating facilities availability by fuel type (a)	2023	2022	2021
Coal	93.7%	91.5%	86.7%
Natural gas and diesel oil	92.1%	96.1%	95.5%
Wind	92.5%	93.7%	95.8%
Total availability	92.6%	94.4%	93.2%

Wind Capacity Factor	37.4%	34.7%	34.0%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.

Gas Utilities

Operating results for the years ended December 31 for the Gas Utilities were as follows (in millions):

	2023	2022	2023 vs 2022 Variance	2021	2022 vs 2021 Variance
Revenue:
Natural gas - regulated	$1,399.1	$1,584.6	$(185.5)	$1,051.6	$533.0
Other - non-regulated services	85.1	84.5	0.6	73.3	11.2
Total revenue	1,484.2	1,669.1	(184.9)	1,124.9	544.2

Cost of natural gas sold:
Natural gas - regulated	760.2	942.1	(181.9)	480.3	461.8
Other - non-regulated services	23.0	23.0	—	14.4	8.6
Total cost of natural gas sold	783.2	965.1	(181.9)	494.7	470.4

Gas Utility margin (non-GAAP)	701.0	704.0	(3.0)	630.2	73.8

Operations and maintenance	328.7	317.3	11.4	290.2	27.1
Depreciation and amortization	113.9	114.7	(0.8)	104.2	10.5
Taxes - property and production	29.6	27.8	1.8	24.6	3.2
	472.2	459.8	12.4	419.0	40.8

Operating income	$228.8	$244.2	$(15.4)	$211.2	$33.0

2023 Compared to 2022

Gas Utility margin decreased over the prior year as a result of:

(in millions)
New rates and rider recovery	$19.8
Retail customer growth and demand	7.6
Weather	(14.5)
Prior year true-up of Winter Storm Uri carrying costs (a)	(10.3)
Mark-to-market on non-utility natural gas commodity contracts	(3.5)
Other	(2.1)
$(3.0)

(a)
In certain jurisdictions, we have commission approval to recover carrying costs on Winter Storm Uri regulatory assets which offset increased interest expense. Additionally, the carrying costs accrued during the year ended December 31, 2022 included a one-time, $10.3 million true-up to reflect commission authorized rates.

Operations and maintenance expense increased primarily due to $14.8 million of higher employee-related expenses partially offset by $5.0 million of lower outside services expenses.

Depreciation and amortization was comparable to the prior year.

Taxes - property and production were comparable to the prior year.

Operating Statistics

	Revenue (in millions)			Quantities Sold and Transported (Dth in millions)
	For the year ended December 31,			For the year ended December 31,
	2023	2022	2021	2023	2022	2021
Residential	$839.2	$940.2	$613.5	60.1	66.9	60.1
Commercial	340.1	398.6	242.1	29.4	32.4	29.1
Industrial	33.2	63.0	33.4	5.7	7.7	6.2
Other	9.1	8.7	3.8	—	—	—
Total Distribution	1,221.6	1,410.5	892.8	95.2	107.0	95.4

Transportation and Transmission	177.5	174.1	158.8	159.8	160.9	154.6

Total Regulated	1,399.1	1,584.6	1,051.6	255.0	267.9	250.0

Non-regulated Services (a)	85.1	84.5	73.3	—	—	—

Total Revenue and Quantities Sold	$1,484.2	$1,669.1	$1,124.9	255.0	267.9	250.0

(a)
Includes Black Hills Energy Services and non-regulated services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	Revenue (in millions)			Quantities Sold and Transported (Dth in millions)
	For the year ended December 31,			For the year ended December 31,
	2023	2022	2021	2023	2022	2021
Arkansas Gas	$268.9	$311.3	$218.5	30.2	32.3	31.5
Colorado Gas	313.6	320.9	208.0	32.8	34.3	32.3
Iowa Gas	213.6	283.9	171.7	37.9	40.9	38.0
Kansas Gas	155.6	191.4	121.6	35.5	38.6	34.5
Nebraska Gas	366.1	384.8	273.4	82.2	85.1	81.0
Wyoming Gas	166.4	176.8	131.7	36.4	36.7	32.7
Total Revenue and Quantities Sold	$1,484.2	$1,669.1	$1,124.9	255.0	267.9	250.0

	For the year ended December 31,
	2023		2022		2021
Heating Degree Days	Actual	Variance From Normal	Actual	Variance From Normal	Actual	Variance From Normal
Arkansas Gas (a)	3,197	(17)%	3,844	2%	3,565	(12)%
Colorado Gas	5,916	(4)%	6,325	4%	5,866	(11)%
Iowa Gas	5,921	(12)%	7,037	7%	6,239	(8)%
Kansas Gas (a)	4,387	(8)%	4,968	7%	4,508	(8)%
Nebraska Gas	5,579	(8)%	6,220	4%	5,599	(9)%
Wyoming Gas	7,385	8%	7,644	12%	7,074	(7)%
Combined (b)	6,006	(4)%	6,536	5%	5,948	(8)%

(a)
Arkansas and Kansas have weather normalization mechanisms that mitigate the weather impact on Gas Utility margins.
(b)
Heating degree days are calculated based on a weighted average of total customers by state excluding Kansas due to its weather normalization mechanism. Arkansas Gas is partially excluded based on the weather normalization mechanism in effect from November through April.

Corporate and Other

Corporate and Other operating results, including inter-segment eliminations, for the years ended December 31 were as follows:

(in millions)	2023	2022	2023 vs 2022 Variance	2021	2022 vs 2021 Variance
Operating (loss)	$(4.9)	$(3.3)	$(1.6)	$(4.5)	$1.2

2023 Compared to 2022

Operating (loss) was comparable to the prior year.

Consolidated Interest Expense, Other Income (Expense) and Income Tax (Expense)

(in millions)	2023	2022	2023 vs 2022 Variance	2021	2022 vs 2021 Variance
Interest expense, net	$(167.9)	$(161.0)	$(6.9)	$(152.4)	$(8.6)
Other income (expense), net	(3.2)	1.8	(5.0)	1.4	0.4
Income tax (expense)	(25.6)	(25.2)	(0.4)	(7.2)	(18.0)

2023 Compared to 2022

Interest expense, net increased due to higher interest rates partially offset by increased interest income on higher cash and cash equivalents balances.

Other (expense), net increased primarily due to higher benefit plan non-service costs driven by higher discount rates and higher costs for our non-qualified deferred compensation plan which were driven by market performance.

Income tax (expense) and the effective tax rate were comparable to the same period in the prior year. The effective tax rate was 8.5% for both 2023 and 2022. The effective tax rate was comparable primarily due to a $8.2 million tax benefit from a current year Nebraska income tax rate decrease offset by $6.5 million of lower tax benefits from various current and prior year state tax rate changes and $3.6 million of lower wind PTCs resulting from the March 2023 sale of Northern Iowa Windpower assets. See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

Liquidity and Capital Resources

OVERVIEW

Our company requires significant cash to support and grow our businesses. Our primary sources of cash are generated from our operating activities, Revolving Credit Facility, CP Program, ATM and ability to access the public and private capital markets through debt and equity securities offerings when necessary. This cash is used for, among other things, working capital, capital expenditures, dividends, pension funding, investments in or acquisitions of assets and businesses, payment of debt obligations and redemption of outstanding debt and equity securities when required or financially appropriate.

We experience significant cash requirements during peak months of the winter heating season due to higher natural gas consumption, during periods of high natural gas prices, and during the construction season, which typically peaks in spring and summer.

We believe that our cash on hand, operating cash flows, existing borrowing capacity and ability to complete new debt and equity financings, taken in their entirety, provide sufficient capital resources to fund our ongoing operating requirements, regulatory liabilities, debt maturities, anticipated dividends, and anticipated capital expenditures discussed in this section.

The following table provides an informational summary of our liquidity and capital structure as of December 31 (dollars in millions):

	2023	2022
Cash and cash equivalents	$86.6	$21.4
Available capacity under Revolving Credit Facility and CP Program (a)	746.3	189.8
Available liquidity	$832.9	$211.2

Capital structure
Short-term debt	$600.0	$1,060.6
Long-term debt	3,801.2	3,607.3
Total debt	4,401.2	4,667.9
Total stockholders' equity (excludes non-controlling interest)	3,215.3	2,994.9
Total capitalization	$7,616.5	$7,662.8

Debt to capitalization	57.8%	60.9%
Net debt to capitalization (b)	57.3%	60.8%
Long-term debt to total debt	86.4%	77.3%

(a)
Available capacity under Revolving Credit Facility and CP Program represents $750 million of total borrowing capacity less outstanding borrowings and letters of credit. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
(b)
Net debt to capitalization ratio is net of Cash and cash equivalents for both Total debt and Total capitalization.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the years ended December 31 (in millions):

Operating Activities:

	2023	2022	2023 vs 2022	2021	2022 vs 2021
Net income	$276.0	$270.8	$5.2	$251.2	$19.6
Non-cash adjustments to Net income	313.5	295.7	17.8	276.6	19.1
Total earnings	589.5	566.5	23.0	527.8	38.7
Changes in certain operating assets and liabilities:
Accounts receivable and other current assets	255.9	(259.9)	515.8	(78.9)	(181.0)
Accounts payable and accrued liabilities	(109.9)	89.4	(199.3)	10.6	78.8
Regulatory assets and liabilities	236.8	203.9	32.9	(524.2)	728.1
Net inflow (outflow) from changes in certain operating assets and liabilities	382.8	33.4	349.4	(592.5)	625.9
Other operating activities	(27.9)	(15.1)	(12.8)	0.1	(15.2)
Net cash provided by (used in) operating activities	$944.4	$584.8	$359.6	$(64.6)	$649.4

2023 Compared to 2022

Net cash provided by operating activities was $359.6 million higher which was attributable to:

•
Total earnings (net income plus non-cash adjustments) were $23.0 million higher than prior year primarily as a result of increased Electric and Gas Utility margins due to new rates and increased rider revenues partially offset by higher operating expenses and higher interest expense.

•
Net inflows from changes in certain operating assets and liabilities were $349.4 million higher than prior year, primarily attributable to:

o
Cash inflows increased by approximately $515.8 million as a result of changes in accounts receivable and other current assets primarily due to higher collections on pass-through revenues and lower natural gas in storage inventories driven by fluctuations in commodity prices and timing of injections and withdrawals;

o
Cash outflows increased by approximately $199.3 million as a result of decreases in accounts payable and other current liabilities primarily driven by fluctuations in commodity prices, payment timing of natural gas and power purchases and changes in other working capital requirements; and

o
Cash inflows increased by approximately $32.9 million as a result of changes in our regulatory assets and liabilities primarily due to higher recoveries of deferred gas and fuel cost adjustments driven by fluctuations in commodity prices.

•
Cash outflows increased $12.8 million from other operating activities primarily due to higher costs from cloud computing arrangements.

Investing Activities:

	2023	2022	2023 vs 2022	2021	2022 vs 2021
Capital expenditures	$(555.6)	$(604.4)	$48.8	$(677.5)	$73.1
Other investing activities	18.9	0.5	18.4	13.3	(12.8)
Net cash (used in) investing activities	$(536.7)	$(603.9)	$67.2	$(664.2)	$60.3

2023 Compared to 2022

Net cash used in investing activities was $67.2 million lower which was attributable to:

•
Cash outflows from capital expenditures (which are net of $33.8 million contributions in aid of construction) decreased $48.8 million as a result of lower programmatic safety, reliability and integrity spending at our Gas and Electric Utilities and higher receipts related to contributions in aid of construction driven by strategic projects in Wyoming;

•
Cash inflows increased $18.4 million for other investing activities primarily due to proceeds from the sale of Northern Iowa Windpower assets and the strategic sale of land in Wyoming.

Financing Activities:

	2023	2022	2023 vs 2022	2021	2022 vs 2021
Dividends paid on common stock	$(168.1)	$(156.7)	$(11.4)	$(145.0)	$(11.7)
Common stock issued	118.3	90.1	28.2	119.0	(28.9)
Short-term and long-term debt (repayments), net	(260.6)	115.4	(376.0)	777.7	(662.3)
Distributions to non-controlling interests	(18.3)	(17.4)	(0.9)	(15.7)	(1.7)
Other financing activities	(13.0)	0.9	(13.9)	(4.1)	5.0
Net cash provided by (used in) financing activities	$(341.7)	$32.3	$(374.0)	$731.9	$(699.6)

2023 Compared to 2022

Net cash used in financing activities was $374.0 million higher which was primarily attributable to:

•
Cash outflows increased $11.4 million due to increased dividends paid on common stock;

•
Cash inflows increased $28.2 million due to higher issuances of common stock;

•
Net outflows from changes in short-term and long-term debt (repayments) borrowings increased $376.0 million due to:

o
Cash outflows increased $651.0 million as a result of net repayment activity under our Revolving Credit Facility and CP Program;

o
Cash outflow of $525.0 million due to repayment of our senior unsecured notes on their November 30, 2023 maturity date; and

o
Cash inflow of $800.0 million from the March 7, 2023 and September 15, 2023 debt offerings.

•
Cash outflows increased by $13.9 million for other financing activities primarily due to financing costs from the March 7, 2023 and September 15, 2023 debt offerings.

CAPITAL RESOURCES

Shelf Registration Statement

We maintain an effective shelf registration statement with the SEC under which we may issue, from time to time, an unspecified amount of senior debt securities, subordinate debt securities, common stock, preferred stock, warrants and other securities. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent updates regarding our shelf registration statement.

Short-term Debt

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

Utility Money Pool

As a utility holding company, we are required to establish a cash management program to address lending and borrowing activities between our utilities and the Company. We have established utility money pool agreements which address these requirements. These agreements are on file with the FERC and appropriate state regulators. Under the utility money pool agreements, our utilities may, at their option, borrow and extend short-term loans to the utility money pool at market-based rates. While the utility money pool may borrow funds from the Company (as ultimate parent company), the money pool arrangement does not allow loans from our utility subsidiaries to the Company (as ultimate parent company) or to non-regulated affiliates.

Long-term Debt

For information on our long-term debt, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Covenant Requirements

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of December 31, 2023. See additional information in Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Equity

For information regarding equity, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Future Financing Plans

We will continue to assess debt and equity needs to support our capital investment plans and other strategic objectives. We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, debt offerings, the issuance of common stock under our ATM program or in an opportunistic block trade. We also plan to re-finance our $600 million, 1.0375%, senior unsecured notes due August 2024, at or before maturity date.

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

The following table represents the credit ratings, outlook and risk profile of BHC at December 31, 2023:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Stable

(a)
On February 17, 2023, S&P reported BBB+ rating and maintained a Stable outlook.
(b)
On December 21, 2023, Moody's reported our Baa2 rating and maintained a Stable outlook.
(c)
On January 26, 2024, Fitch reported BBB+ rating and revised to a Negative outlook.

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

The following table represents the credit ratings of South Dakota Electric at December 31, 2023:

Rating Agency	Senior Secured Rating
S&P (a)	A
Fitch (b)	A

(a)
On February 17, 2023, S&P reported A rating
(b)
On January 26, 2024, Fitch reported A rating

We have not had any triggering events (i.e. an acceleration of repayment of outstanding indebtedness, an increase in interest costs, or the posting of additional cash collateral) tied to our stock price and have not executed any transactions that require us to issue equity based on our credit ratings.

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

Defined Benefit Pension Plan

We have one defined benefit pension plan, the Black Hills Retirement Plan (Pension Plan). The unfunded status of the Pension Plan is defined as the amount the projected benefit obligation exceeds the plan assets. The unfunded status of the Pension Plan is $39.4 million as of December 31, 2023, compared to $35.2 million as of December 31, 2022. We do not have required contributions, however, we expect to make $2.3 million in contributions to our Pension Plan in 2024. See further information in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

On January 26, 2024, our Board of Directors declared a quarterly dividend of $0.65 per share, equivalent to an annual dividend rate of $2.60 per share. The table below provides our dividends paid (in millions), dividend payout ratio and dividends paid per share for the three years ended December 31:

	2023	2022	2021
Common Stock Dividends Paid	$168.1	$156.7	$145.0
Dividend Payout Ratio	64%	61%	61%
Dividends Per Share	$2.50	$2.41	$2.29

Our three-year compound annualized dividend growth rate was 4.8%.

Collateral Requirements

Our Utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions and the amounts owed by or to the counterparty. At December 31, 2023, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts. The cash collateral we were required to post at December 31, 2023 was not material. See Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

As of December 31, 2023 and 2022, we had total regulatory assets of $480.1 million and $653.0 million, respectively, and total regulatory liabilities of $566.6 million and $518.6 million, respectively. See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units and determining the fair value of the reporting unit. We have determined that the reporting units for goodwill impairment testing are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which the CODM regularly reviews the operating results. We estimate the fair value of our reporting units using a combination of an income approach, which estimates fair value based on discounted future cash flows, and a market approach, which estimates fair value based on market comparables within the utility and energy industries. These valuations require significant judgments, including, but not limited to: 1) estimates of future cash flows, based on our internal five-year business plans and adjusted as appropriate for our view of market participant assumptions, with long range cash flows estimated using a terminal value calculation; 2) estimates of long-term growth rates for our businesses; 3) the determination of an appropriate weighted-average cost of capital or discount rate; and 4) the utilization of market information such as recent sales transactions for comparable assets within the utility and energy industries. Varying by reporting unit, weighted average cost of capital in the range of 6.9% to 7.3% and long-term growth rate projections of 1.75% were utilized in the goodwill impairment test performed as of October 1, 2023. Although 1.75% was used for a long-term growth rate projection, the short-term projected growth rate is higher with planned recovery of capital investments through rider mechanisms and rate reviews. Under the market approach, we estimate fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, we add a reasonable control premium when calculating fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants.

The estimates and assumptions used in our impairment assessments are based on available market information and we believe they are reasonable. However, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

For the years ended December 31, 2023, 2022, and 2021, there were no impairment losses recorded. At December 31, 2023, the fair value exceeded the carrying value at all reporting units.

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

See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our activities in the regulated and non-regulated energy industries expose us to a number of risks in the normal operations of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and credit risk.

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

There is a potential risk that our wholesale power sales could exceed our current generating capacity, which may arise from unplanned plant outages or from unanticipated load demands. To manage such risk, we restrict wholesale off-system sales to amounts by which our anticipated generating capabilities and purchased power resources exceed our anticipated load requirements plus a required reserve margin.

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

At December 31, 2023 and 2022, a 10% change in market prices for our derivative instruments would not materially impact pre-tax income, the fair values of our derivative assets and liabilities, or OCI.

See additional commodity risk and derivative information in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Interest Rate Risk

Periodically, we have engaged in activities to manage risks associated with changes in interest rates. We have utilized pay-fixed interest rate swap agreements to reduce exposure to interest rate fluctuations associated with floating rate debt obligations and anticipated debt refinancings. At December 31, 2023, we had no interest rate swaps in place. Further details of past swap agreements are set forth in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

At December 31, 2023, over 99% of our debt is fixed rate debt, which limits our exposure to variable interest rate fluctuations. A hypothetical 100 basis point increase in the benchmark rate on our variable rate debt would have increased annual pretax interest expense by approximately $0.9 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively. See Note 8 for further information on cash amounts outstanding under short- and long-term variable rate borrowings.

We are subject to interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See additional information in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of Black Hills Corporation’s financial statements, has issued an attestation report on the effectiveness of Black Hills Corporation's internal control over financial reporting as of December 31, 2023. Deloitte & Touche LLP's report on Black Hills Corporation's internal control over financial reporting is included herein.

Black Hills Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulatory Accounting — Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 2 to the Financial Statements.

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

Rates are regulated on a state-by-state basis by the relevant state regulatory commissions based on an analysis of the Company's costs, as reviewed and approved in a regulatory proceeding. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated its regulatory assets are probable of recovery in current rates or in future proceedings, there is a risk that the Commissions will not judge all costs to have been prudently incurred or that the rate regulation process in which rates are determined will not always result in rates that produce a full recovery of costs and the return on invested capital.

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
•
We read relevant regulatory orders issued by the Commissions, filings made by the Company, and other publicly available information, as appropriate, to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared it to the Company’s recorded regulatory asset and liability balances for completeness and for any evidence that might contradict management’s assertions.
•
We obtained and evaluated an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order, as applicable, to assess management’s assertion that amounts are probable of recovery or of a future reduction in rates.
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

February 14, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Black Hills Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 14, 2024

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	December 31, 2023	December 31, 2022	December 31, 2021
	(in millions, except per share amounts)
Revenue	$2,331.3	$2,551.8	$1,949.1

Operating expenses:
Fuel, purchased power and cost of natural gas sold	982.9	1,230.6	741.9
Operations and maintenance	552.0	548.4	501.7
Depreciation and amortization	256.8	250.9	236.0
Taxes - property and production	66.9	66.7	60.1
Total operating expenses	1,858.6	2,096.6	1,539.7

Operating income	472.7	455.2	409.4

Other income (expense):
Interest expense incurred net of amounts capitalized	(180.0)	(162.6)	(154.1)
Interest income	12.1	1.6	1.7
Other income (expense), net	(3.2)	1.8	1.4
Total other income (expense)	(171.1)	(159.2)	(151.0)
Income before income taxes	301.6	296.0	258.4
Income tax (expense)	(25.6)	(25.2)	(7.2)
Net income	276.0	270.8	251.2
Net income attributable to non-controlling interest	(13.8)	(12.4)	(14.5)
Net income available for common stock	262.2	$258.4	$236.7

Earnings per share of common stock:
Earnings per share, Basic	3.91	$3.98	$3.74
Earnings per share, Diluted	3.91	$3.97	$3.74

Weighted average common shares outstanding:
Basic	67.0	64.9	63.2
Diluted	67.1	65.0	63.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended	December 31, 2023	December 31, 2022	December 31, 2021
	(in millions)
Net income	$276.0	$270.8	$251.2

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $0, $(1.5), and $(0.7), respectively)	(0.3)	4.6	2.0
Reclassification adjustment of benefit plan liability - net loss (net of tax of $0, $(0.2), and $(0.7), respectively)	0.2	0.5	1.7
Reclassification adjustment of benefit plan liability - prior service cost (net of tax of $0, $0, and $0, respectively)	—	(0.1)	(0.1)
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(0.7), $(0.7), and $(0.7), respectively)	2.2	2.1	2.2
Net unrealized gains (losses) on commodity derivatives (net of tax of $1.1, $0.2, and $(1.0), respectively)	(3.6)	(0.6)	3.0
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(0.7), $0.7, and $0.5, respectively)	2.3	(2.0)	(1.5)
Other comprehensive income (loss), net of tax	0.8	4.5	7.3

Comprehensive income	276.8	275.3	258.5
Less: comprehensive income attributable to non-controlling interest	(13.8)	(12.4)	(14.5)
Comprehensive income available for common stock	$263.0	$262.9	$244.0

See Note 11 for additional disclosures related to Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$86.6	$21.4
Restricted cash and equivalents	6.4	5.6
Accounts receivable, net	350.3	508.2
Materials, supplies and fuel	160.9	207.4
Derivative assets, current	—	0.6
Income tax receivable, net	18.5	17.6
Regulatory assets, current	175.7	260.3
Other current assets	28.2	50.6
Total current assets	826.6	1,071.7

Property, plant and equipment	8,917.2	8,374.8
Less accumulated depreciation and depletion	(1,797.9)	(1,576.8)
Total property, plant and equipment, net	7,119.3	6,798.0

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	8.4	9.6
Regulatory assets, non-current	304.4	392.7
Other assets, non-current	62.2	46.7
Total other assets, non-current	1,674.5	1,748.5
TOTAL ASSETS	$9,620.4	$9,618.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	As of
	December 31, 2023	December 31, 2022
	(in millions, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$186.4	$310.0
Accrued liabilities	293.3	243.5
Derivative liabilities, current	6.5	6.6
Regulatory liabilities, current	98.9	46.0
Notes payable	—	535.6
Current maturities of long-term debt	600.0	525.0
Total current liabilities	1,185.1	1,666.7

Long-term debt, net of current maturities	3,801.2	3,607.3

Deferred credits and other liabilities:
Deferred income tax liabilities, net	548.0	508.9
Regulatory liabilities, non-current	467.7	472.6
Benefit plan liabilities	123.9	116.7
Other deferred credits and other liabilities	188.7	156.1
Total deferred credits and other liabilities	1,328.3	1,254.3

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholders’ equity -
Common stock $1.00 par value; 100,000,000 shares authorized; issued: 68,265,042 and 66,140,396, respectively	68.3	66.1
Additional paid-in capital	2,007.7	1,882.7
Retained earnings	1,158.2	1,064.1
Treasury stock at cost - 68,073 and 36,726, respectively	(4.1)	(2.4)
Accumulated other comprehensive income (loss)	(14.8)	(15.6)
Total stockholders’ equity	3,215.3	2,994.9
Non-controlling interest	90.5	95.0
Total equity	3,305.8	3,089.9

TOTAL LIABILITIES AND TOTAL EQUITY	$9,620.4	$9,618.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	December 31, 2023	December 31, 2022	December 31, 2021
	(in millions)
Operating activities:
Net income	$276.0	$270.8	$251.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	256.8	250.9	236.0
Deferred financing cost amortization	10.1	9.8	7.0
Stock compensation	7.0	8.6	9.7
Deferred income taxes	25.4	25.6	7.3
Employee benefit plans	11.5	5.5	9.6
Other adjustments, net	2.7	(4.7)	7.0
Change in certain operating assets and liabilities:
Materials, supplies and fuel	51.4	(75.4)	(35.7)
Accounts receivable and other current assets	204.5	(184.5)	(43.2)
Accounts payable and other current liabilities	(109.9)	89.4	10.6
Regulatory assets	236.8	203.9	(514.7)
Regulatory liabilities	—	—	(9.5)
Other operating activities, net	(27.9)	(15.1)	0.1
Net cash provided by (used in) operating activities	944.4	584.8	(64.6)
Investing activities:
Property, plant and equipment additions	(555.6)	(604.4)	(677.5)
Other investing activities	18.9	0.5	13.3
Net cash (used in) investing activities	(536.7)	(603.9)	(664.2)
Financing activities:
Dividends paid on common stock	(168.1)	(156.7)	(145.0)
Common stock issued	118.3	90.1	119.0
Term Loan - borrowings	—	—	800.0
Term Loan - repayments	—	—	(800.0)
Net borrowings (payments) of Revolving Credit Facility and CP Program	(535.6)	115.4	186.1
Long-term debt - issuance	800.0	—	600.0
Long-term debt - repayments	(525.0)	—	(8.4)
Distributions to non-controlling interests	(18.3)	(17.4)	(15.7)
Other financing activities	(13.0)	0.9	(4.1)
Net cash provided by (used in) financing activities	(341.7)	32.3	731.9
Net change in cash, restricted cash and cash equivalents	66.0	13.2	3.1
Cash, restricted cash and cash equivalents beginning of year	27.0	13.8	10.7
Cash, restricted cash and cash equivalents end of year	$93.0	$27.0	$13.8
Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(157.3)	$(152.5)	$(142.7)
Income taxes	$(1.0)	$0.8	$1.5
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at December 31	$52.4	$59.3	$68.8
Increase in capitalized assets associated with asset retirement obligations	$3.8	$14.0	$2.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock
(in millions except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
Balance at December 31, 2020	62,827,179	$62.8	32,492	$(2.1)	$1,657.3	$870.7	$(27.4)	$101.2	$2,662.5
Net income	—	—	—	—	—	236.7	—	14.5	251.2
Other comprehensive income, net of tax	—	—	—	—	—	—	7.3	—	7.3
Dividends on common stock ($2.29 per share)	—	—	—	—	—	(145.0)	—	—	(145.0)
Share-based compensation	153,719	0.2	21,586	(1.4)	9.2	—	—	—	8.0
Issuance of common stock	1,812,197	1.8	—	—	118.1	—	—	—	119.9
Issuance costs	—	—	—	—	(1.2)	—	—	—	(1.2)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(15.7)	(15.7)
Balance at December 31, 2021	64,793,095	$64.8	54,078	$(3.5)	$1,783.4	$962.4	$(20.1)	$100.0	$2,887.0
Net income	—	—	—	—	—	258.4	—	12.4	270.8
Other comprehensive income, net of tax	—	—	—	—	—	—	4.5	—	4.5
Dividends on common stock ($2.41 per share)	—	—	—	—	—	(156.7)	—	—	(156.7)
Share-based compensation	39,546	—	(17,352)	1.1	10.5	—	—	—	11.6
Issuance of common stock	1,307,755	1.3	—	—	89.9	—	—	—	91.2
Issuance costs	—	—	—	—	(1.1)	—	—	—	(1.1)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(17.4)	(17.4)
Balance at December 31, 2022	66,140,396	$66.1	36,726	$(2.4)	$1,882.7	$1,064.1	$(15.6)	$95.0	$3,089.9
Net income	—	—	—	—	—	262.2	—	13.8	276.0
Other comprehensive income, net of tax	—	—	—	—	—	—	0.8	—	0.8
Dividends on common stock ($2.50 per share)	—	—	—	—	—	(168.1)	—	—	(168.1)
Share-based compensation	93,257	0.1	31,347	(1.7)	8.8	—	—	—	7.2
Issuance of common stock	2,031,389	2.1	—	—	117.9	—	—	—	120.0
Issuance costs	—	—	—	—	(1.7)	—	—	—	(1.7)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(18.3)	(18.3)
Balance at December 31, 2023	68,265,042	$68.3	68,073	$(4.1)	$2,007.7	$1,158.2	$(14.8)	$90.5	$3,305.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

Principles of Consolidation

The consolidated financial statements include the accounts of Black Hills Corporation and its wholly-owned and majority-owned and controlled subsidiaries. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, have been consolidated. All intercompany balances and transactions have been eliminated in consolidation.

We use the proportionate consolidation method to account for our ownership interest in any jointly-owned facility. See Note 6 for additional information.

Non-controlling Interests

We account for changes in our controlling interests of subsidiaries according to ASC 810, Consolidation. ASC 810 requires that the Company record such changes as equity transactions, recording no gain or loss on such a sale. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interest net income (loss) of those subsidiaries are reported separately in the consolidated statements of income and comprehensive income. See Note 12 for additional information.

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

Our evaluation of whether our interest qualifies as the primary beneficiary of a VIE involves significant judgments, estimates and assumptions and includes a qualitative analysis of the activities that most significantly impact the VIE’s economic performance and whether the Company has the power to direct those activities, the design of the entity, the rights of the parties and the purpose of the arrangement. Black Hills Colorado IPP is a VIE. See Note 12 for additional information.

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

See Note 4 for additional information.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at billed and estimated unbilled amounts, net of allowance for credit losses, and do not bear interest. We maintain an allowance for credit losses which reflects our estimate of uncollectible trade receivables. We regularly review our trade receivable allowance by considering such factors as historical experience, credit worthiness, the age of the receivable balances and current economic conditions that may affect collectability.

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

Following is a summary of accounts receivable as of December 31 (in millions):

	2023	2022
Billed Accounts Receivable	$198.5	$267.6
Unbilled Revenue	154.0	243.6
Less Allowance for Credit Losses	(2.2)	(3.0)
Accounts Receivable, net	$350.3	$508.2

Changes to allowance for credit losses for the years ended December 31, were as follows (in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at End of Year
2023	$3.0	$8.7	$4.1	$(13.6)	$2.2
2022	$2.1	$9.1	$3.5	$(11.7)	$3.0
2021	$7.0	$2.4	$3.6	$(10.9)	$2.1

Materials, Supplies and Fuel

Materials and supplies represent parts and supplies for our business operations. Fuel represents diesel oil and gas used by our electric generating facilities to produce power. Natural gas in storage primarily represents gas purchased for use by our gas customers. All of our Materials, supplies and fuel are recorded using the weighted-average cost method and are valued at the lower-of-cost or net realizable value. The value of our natural gas in storage fluctuates with seasonal volume requirements of our business and the commodity price of natural gas.

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets as of December 31 (in millions):

	2023	2022
Materials and supplies	$105.9	$99.7
Fuel	7.7	3.1
Natural gas in storage	47.3	104.6
Total materials, supplies and fuel	$160.9	$207.4

Property, Plant and Equipment

Property, plant and equipment are stated at cost, which includes construction-related direct labor and material costs, indirect construction costs including labor and related costs of departments associated with supporting construction activities, and AFUDC. Additions to and significant replacements of property are charged to property, plant and equipment at cost. We also classify our Cushion Gas as Property, plant and equipment. Ordinary repairs and maintenance of property, except as allowed under rate regulations, are charged to operations as incurred.

We receive contributions in aid of construction (CIACs) from third parties that are generally intended to defray all or a portion of the costs for certain capital projects. Such CIAC costs are recorded as a reduction to Property, plant, and equipment.

The cost of regulated utility property, plant and equipment retired, or otherwise disposed in the ordinary course of business, less salvage plus retirement costs, is charged to accumulated depreciation. Estimated removal costs related to our regulated properties that do not have legal retirement obligations are reclassified from accumulated depreciation and reflected as regulatory liabilities. Retirement or disposal of all other operating assets result in gains or losses recognized as a reduction to Operations and maintenance expense.

See Note 5 for additional information.

Depreciation

Depreciation provisions for property, plant and equipment are generally computed on a straight-line basis based on the applicable estimated service life of the various classes of property. The composite depreciation method is applied to regulated utility property. Depreciation studies are conducted periodically to update composite rates and are approved by state utility commissions and/or the FERC when required. Capitalized mining costs and coal leases are amortized on a unit-of-production method based on volumes produced and estimated reserves. For certain non-regulated power plant components, depreciation is computed on a unit-of-production methodology based on plant hours run.

AFUDC

Included in the cost of regulated construction projects is AFUDC, when applicable, which represents the approximate composite cost of borrowed funds and a return on equity used to finance a regulated utility project. The following table presents AFUDC amounts (in millions) for the years ended December 31:

	Income Statement Location	2023	2022	2021
AFUDC Borrowed	Interest expense incurred, net of amounts capitalized	$6.0	$5.6	$4.1
AFUDC Equity	Other income (expense), net	0.4	0.6	0.6

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

We initially record liabilities for the present value of retirement costs for which we have a legal obligation, with an equivalent amount added to the asset cost. The asset is then depreciated or depleted over the appropriate useful life and the liability is accreted over time by applying an interest method of allocation. Any difference in the actual cost of the settlement of the liability and the recorded amount is recognized as a gain or loss in the results of operations at the time of settlement for our non-regulated operations. See Note 7 for additional information.

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

As of December 31, 2023 and 2022, Goodwill balances were as follows (in millions):

	Electric Utilities	Gas Utilities	Total
Goodwill	$257.3	$1,042.2	$1,299.5

Our intangible assets represent contract intangibles, easements, rights-of-way, customer listings and trademarks. The finite-lived intangible assets are amortized using a straight-line method based on estimated useful lives; these assets are currently being amortized from 2 years to 41 years. Changes to intangible assets for the years ended December 31, were as follows (in millions):

	2023	2022	2021
Intangible assets, net, beginning balance	$9.6	$10.8	$11.9
Amortization expense (a)	(1.2)	(1.2)	(1.1)
Intangible assets, net, ending balance	$8.4	$9.6	$10.8

(a)
Amortization expense for existing intangible assets is expected to be $1.2 million for each year of the next five years.

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of December 31 (in millions):

	2023	2022
Accrued employee compensation, benefits and withholdings	$74.8	$62.9
Accrued property taxes	52.7	52.4
Customer deposits and prepayments	76.0	47.7
Accrued interest	46.3	33.8
Other (none of which is individually significant)	43.5	46.7
Total accrued liabilities	$293.3	$243.5

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

See Notes 10 and 13 for additional information.

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

The cash impacts of settled derivatives are recorded as operating activities on the Consolidated Statements of Cash Flows.

See Notes 9, 10 and 11 for additional information.

Debt Discounts, Premiums and Deferred Financing Costs

Deferred financing costs include loan origination fees, underwriter fees, legal fees and other costs directly attributable to the issuance of debt. Debt discounts, premiums and deferred financing costs are amortized over the estimated useful life of the related debt. Unamortized discounts, premiums and deferred financing costs are presented on the balance sheet as an adjustment to the related debt liabilities. See Note 8 for additional information.

Regulatory Accounting

Our regulated Utilities are subject to cost-of-service regulation and earnings oversight from federal and state regulatory commissions. Our Utilities account for income and expense items in accordance with accounting standards for regulated operations. These accounting policies differ in some respects from those used by our non-regulated businesses. Under these regulated operations accounting standards:

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

See Note 2 for additional information.

Income Taxes

The Company is subject to federal income tax as well as income tax in various state and local jurisdictions. The Company and its subsidiaries file consolidated federal income tax returns. Each subsidiary records both federal and state income taxes as if it were a separate taxpayer and consolidating expense adjustments are allocated to the subsidiaries based on separate company computations of taxable income or loss.

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

We have elected to account for transferable clean energy tax credits, including PTCs and ITCs within the provision for income taxes.

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

A reconciliation of share amounts used to compute earnings per share is as follows for the years ended December 31 (in millions, except earnings per share amounts):

	2023	2022	2021
Net income available for common stock	$262.2	$258.4	$236.7

Weighted average shares - basic	67.0	64.9	63.2
Dilutive effect of equity compensation	0.1	0.1	0.1
Weighted average shares - diluted	67.1	65.0	63.3

Net income available for common stock, per share - Diluted	$3.91	$3.97	$3.74

The following securities were excluded from the diluted earnings per share computation for the years ended December 31 because of their anti-dilutive nature:

	2023	2022	2021
Equity compensation	46,275	—	13,101
Anti-dilutive shares excluded from computation of earnings per share	46,275	—	13,101

Share-Based Compensation

We account for our share-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation, by recognizing compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. Awards that will be settled in stock are accounted for as equity and the compensation expense is based on the grant date fair value. Awards that are settled in cash are accounted for as liabilities and the compensation expense is re-measured each period based on the current market price and performance achievement measures. See Note 14 for additional information.

Pension and Other Postretirement Plans

We recognize on our Consolidated Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes in actuarial gains or losses recognized in AOCI, except for those plans at certain of our regulated utilities that can recover portions of their pension and postretirement obligations through future rates. All plan assets are recorded at fair value. We follow the measurement date provisions of ASC 715, Compensation-Retirement Benefits, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

Recently Issued Accounting Standards

Improvements to Reportable Segment Disclosures, ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. We do not expect the ASU to have an impact on our financial position, results of operations and cash flows; however, are currently evaluating the impact on our consolidated financial statement disclosures.

Improvements to Income Tax Disclosures, ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands public entities’ annual disclosures by requiring disclosure of tax rate reconciliation amounts and percentages for specific categories, income taxes paid disaggregated by federal and state taxes, and income tax expense disaggregated by federal and state taxes jurisdiction. The ASU is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, with early adoption permitted. We do not expect the ASU to have an impact on our financial position, results of operations and cash flows; however, are currently evaluating the impact on our consolidated financial statement disclosures.

(2) REGULATORY MATTERS

We had the following regulatory assets and liabilities as of December 31 (in millions):

	2023	2022
Regulatory assets
Winter Storm Uri (a)	$199.6	$348.0
Deferred energy and fuel cost adjustments (b)	55.1	72.6
Deferred gas cost adjustments (b)	4.1	12.2
Gas price derivatives (b)	5.1	8.8
Deferred taxes on AFUDC (b)	7.1	7.3
Employee benefit plans and related deferred taxes (c)	89.3	89.3
Environmental (b)	2.9	1.3
Loss on reacquired debt (b)	17.4	19.2
Deferred taxes on flow-through accounting (b)	74.7	69.5
Decommissioning costs (b)	2.4	3.5
Other regulatory assets (b)	22.4	21.3
Total regulatory assets	480.1	653.0
Less current regulatory assets	(175.7)	(260.3)
Regulatory assets, non-current	$304.4	$392.7

Regulatory liabilities
Deferred energy and gas costs (b)	$88.9	$41.7
Employee benefit plans and related deferred taxes (c)	36.2	38.9
Cost of removal (b)	181.9	175.6
Excess deferred income taxes (c)	247.1	254.8
Other regulatory liabilities (c)	12.5	7.6
Total regulatory liabilities	566.6	518.6
Less current regulatory liabilities	(98.9)	(46.0)
Regulatory liabilities, non-current	$467.7	$472.6

(a)
Timing of Winter Storm Uri incremental cost recovery and associated carrying costs vary by jurisdiction. See further information below.
(b)
Recovery/repayment of costs, but we are not allowed a rate of return.
(c)
In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory assets represent items we expect to recover from customers through probable future rates.

Winter Storm Uri - Our Utilities have received commission approval to recover incremental fuel, purchased power and natural gas costs associated with Winter Storm Uri. In certain jurisdictions, we also received commission approval to recover carrying costs. As of December 31, 2023, we estimate that our remaining Winter Storm Uri regulatory asset has a weighted-average recovery period of 2.2 years.

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

Gas Price Derivatives - Our regulated Gas Utilities, as allowed or required by state regulatory commissions, have entered into certain exchange-traded natural gas futures and options to reduce our customers’ underlying exposure to fluctuations in gas prices. Gas price derivatives represent our unrealized positions on our commodity contracts supporting our utilities. Gas price derivatives at December 31, 2023 are hedged over a maximum forward term of two years.

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

Deferred Taxes on Flow-Through Accounting - Under flow-through accounting, the income tax effects of certain tax items are reflected in our cost of service for the customer and result in lower utility rates in the year in which the tax benefits are realized. A regulatory asset was established to reflect that future increases in income taxes payable will be recovered from customers as the temporary differences reverse. As a result of this regulatory treatment, we continue to record a net tax benefit for costs considered currently deductible for tax purposes but are capitalized for book purposes.

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

Employee Benefit Plans and Related Deferred Taxes - Employee benefit plans represent the cumulative excess of pension and retiree healthcare costs recovered in rates over pension expense recorded in accordance with ASC 715, Compensation-Retirement Benefits. In addition, this regulatory liability includes the income tax effect of the adjustment required under ASC 715, Compensation-Retirement Benefits, to record the full pension and post-retirement benefit obligations. Such income tax effect has been grossed-up to account for the revenue requirement associated with a rate regulated environment.

Cost of Removal - Cost of removal represents the estimated cumulative net provisions for future removal costs for which there is no legal obligation for removal included in depreciation expense.

Excess Deferred Income Taxes - The revaluation of the regulated utilities' deferred tax assets and liabilities due to the passage of the TCJA was recorded as excess deferred income taxes to be refunded to customers primarily using the normalization principles as prescribed in the TCJA. A majority of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets.

Recent Regulatory Activity

Arkansas Gas

On December 4, 2023, Arkansas Gas filed a rate review with the APSC seeking recovery of significant infrastructure investments in its 7,200-mile natural gas pipeline system. The rate review requests $44.1 million in new annual revenue with a capital structure of 48% equity and 52% debt and a return on equity of 10.5%. The request seeks to finalize rates in the fourth quarter of 2024.

Colorado Gas

RMNG Rate Review

On July 12, 2023, the CPUC approved a settlement agreement for RMNG's rate review filed on October 7, 2022. The agreement is expected to generate $8.2 million in new annual revenue and established a weighted average cost of capital of 6.93% with a capital structure that reflects an equity range of 50% to 52% and a debt range of 50% to 48% and a return on equity range of 9.5% to 9.7%. The settlement also shifted $8.3 million of SSIR revenue to base rates and terminated the SSIR. New rates were effective July 15, 2023.

Colorado Gas Rate Review

On May 9, 2023, Colorado Gas filed a rate review with the CPUC seeking recovery of significant infrastructure investments in its 10,000-mile natural gas pipeline system. In the fourth quarter of 2023, Colorado Gas reached a settlement agreement with the CPUC staff and various intervenors for a general rate increase, which is subject to CPUC approval. The settlement is expected to generate $20.2 million of new annual revenue with a capital structure of 50.87% equity and 49.13% debt and a return on equity of 9.3%. If approved, new rates will be effective in February 2024.

Wyoming Gas

On May 18, 2023, Wyoming Gas filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 6,400-mile natural gas pipeline system. On January 17, 2024, the WPSC approved a settlement agreement for a general rate increase which is expected to generate $13.9 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 9.85%. New rates were effective February 1, 2024. The agreement also included approval of a four-year extension of the Wyoming Integrity Rider.

Wyoming Electric

On June 1, 2022, Wyoming Electric filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 1,330-mile electric distribution and 59-mile electric transmission systems. On January 26, 2023, the WPSC approved a settlement agreement with intervening parties for a general rate increase. The settlement is expected to generate $8.7 million in new annual revenue with a capital structure of 52% equity and 48% debt and a return on equity of 9.75%. New rates were effective March 1, 2023. The agreement also included approval of a new rider that will be filed annually to recover transmission investments and expenses.

(3) COMMITMENTS, CONTINGENCIES AND GUARANTEES

Unconditional Purchase Obligations

We have various PPAs and transmission service agreements, which extend to 2032, to support our Electric Utilities' capacity and energy needs beyond our regulated power plants' generation.

Our Utilities purchase natural gas, including transportation and storage capacity, to meet customers' needs under short-term and long-term purchase contracts. These contracts extend to 2044.

The following is a schedule of unconditional purchase obligations required under the power purchase, transmission services and natural gas transportation and storage agreements (in millions):

	PPAs (a)	Transmission Services Agreements	Natural gas supply, transportation and storage agreements
Future commitments for the year ending December 31,
2024	$2.7	$12.2	$163.0
2025	—	—	135.0
2026	—	—	110.8
2027	—	—	79.5
2028	—	—	58.0
Thereafter	—	—	95.2
Total future commitments	$2.7	$12.2	$641.5

____________________

(a) This schedule does not reflect renewable energy PPA future obligations since these agreements vary based on weather conditions.

Lease Agreements

Lessee

We lease from third parties certain office and operation center facilities, communication tower sites, equipment and materials storage. Our leases have remaining terms ranging from less than one year to 32 years, including options to extend that are reasonably certain to be exercised. Our operating and finance leases were not material to the Company’s Consolidated Financial statements.

Lessor

We lease to third parties certain generating station ground leases, communication tower sites and a natural gas pipeline. These leases have remaining terms ranging from less than one year to 31 years. Lease revenue was not material for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, scheduled maturities of operating lease payments to be received in future years were as follows (in millions):

Operating Leases
2024	$2.2
2025	2.2
2026	2.0
2027	1.9
2028	1.9
Thereafter	48.3
Total lease receivables	$58.5

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

Reclamation Liability

For our Pueblo Airport Generation site, we posted a bond with the State of Colorado to cover the costs of remediation for a waste water containment pond permitted to provide wastewater storage and processing for this zero-discharge facility. The reclamation liability is recorded at the present value of the estimated future cost to reclaim the land.

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

See Note 7 for additional information.

Manufactured Gas Plant

In 2008, we acquired whole and partial liabilities for former manufactured gas plant sites in Nebraska and Iowa, which were previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, now valued at $1.4 million recorded in Other assets, non-current on our Consolidated Balance Sheets, which will be used to help offset remediation costs. We also have a $2.7 million regulatory asset for manufactured gas plant sites; see Note 2 for additional information. As of December 31, 2023, we had $4.1 million and $0.6 million accrued for remediation of the manufactured gas plant sites in Iowa and Nebraska, respectively. Iowa's liabilities are included in Accrued Liabilities and Nebraska's liabilities are included in Other deferred credits and other liabilities on our Consolidated Balance Sheets. The remediation cost estimate could change materially due to results of further investigations, actions of environmental agencies or the financial viability of other responsible parties.

Contingencies and Legal Proceedings

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

Gain Contingency -- Wygen 1 Business Interruption Insurance Recovery

In September 2021, Wygen I experienced an unplanned outage that continued until December 2021. For the year ended December 31, 2021, the outage resulted in lost revenues at our subsidiaries Black Hills Wyoming and WRDC. A claim for these losses was submitted under our business interruption insurance policy. During the third quarter of 2023 we recovered $5.0 million from our business interruption insurance, which was recognized as Revenue in our Consolidated Statements of Income for year ended December 31, 2023.

Indemnification

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

We had the following guarantees in place as of (in millions):

Maximum Exposure at
Nature of Guarantee	December 31, 2023
Indemnification for reclamation/surety bonds	$100.9
Guarantees supporting business transactions	462.9
Total guarantees	$563.8

(4) REVENUE

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments, for the years ended December 31, 2023, 2022 and 2021. Sales tax and other similar taxes are excluded from revenues.

Year ended December 31, 2023	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$697.7	$1,248.8	$—	$1,946.5
Transportation	—	176.8	(0.5)	176.3
Wholesale	34.2	—	—	34.2
Market - off-system sales	50.9	0.4	—	51.3
Transmission/Other	71.4	39.4	(17.4)	93.4
Revenue from contracts with customers	854.2	1,465.4	(17.9)	2,301.7
Other revenues	10.8	18.8	—	29.6
Total revenues	$865.0	$1,484.2	$(17.9)	$2,331.3

Timing of revenue recognition:
Services transferred at a point in time	$31.5	$—	$—	$31.5
Services transferred over time	822.7	1,465.4	(17.9)	2,270.2
Revenue from contracts with customers	$854.2	$1,465.4	$(17.9)	$2,301.7

Year ended December 31, 2022	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$739.7	$1,453.3	$—	$2,193.0
Transportation	—	173.3	(0.4)	172.9
Wholesale	44.8	—	—	44.8
Market - off-system sales	48.6	0.8	—	49.4
Transmission/Other	61.5	37.9	(16.6)	82.8
Revenue from contracts with customers	894.6	1,665.3	(17.0)	2,542.9
Other revenues	5.6	3.8	(0.5)	8.9
Total revenues	$900.2	$1,669.1	$(17.5)	$2,551.8

Timing of revenue recognition:
Services transferred at a point in time	$30.4	$—	$—	$30.4
Services transferred over time	864.2	1,665.3	(17.0)	2,512.5
Revenue from contracts with customers	$894.6	$1,665.3	$(17.0)	$2,542.9

Year ended December 31, 2021	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$711.5	$913.7	$—	$1,625.2
Transportation	—	158.1	(0.4)	157.7
Wholesale	30.8	—	—	30.8
Market - off-system sales	41.7	0.4	—	42.1
Transmission/Other	52.9	39.4	(17.2)	75.1
Revenue from contracts with customers	836.9	1,111.6	(17.6)	1,930.9
Other revenues	5.3	13.3	(0.4)	18.2
Total revenues	$842.2	$1,124.9	$(18.0)	$1,949.1

Timing of revenue recognition:
Services transferred at a point in time	$27.1	$—	$—	$27.1
Services transferred over time	809.8	1,111.6	(17.6)	1,903.8
Revenue from contracts with customers	$836.9	$1,111.6	$(17.6)	$1,930.9

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in millions):

	2023		2022		Lives (in years)
Electric Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum
Electric plant:
Production	$1,492.8	40	$1,482.1	41	32	45
Electric transmission	737.4	48	632.9	48	42	51
Electric distribution	1,146.9	47	1,082.5	47	45	50
Integrated Generation	720.0	30	713.5	31	19	38
Plant acquisition adjustment (a)	4.9	32	4.9	32	32	32
General	291.7	27	274.8	27	24	28
Total electric plant in service	4,393.7		4,190.7
Construction work in progress	123.1		153.0
Total electric plant	4,516.8		4,343.7
Less accumulated depreciation and depletion	(1,207.7)		(1,104.1)
Electric plant net of accumulated depreciation and depletion	$3,309.1		$3,239.6

____________________

(a) The plant acquisition adjustment, which relates to the acquisition of our ownership interest in Wyodak Plant, is included in rate base and is being recovered with 7 years remaining.

	2023		2022		Lives (in years)
Gas Utilities	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum
Gas plant:
Production	$21.0	45	$17.8	45	24	47
Gas transmission	759.5	58	695.4	58	32	72
Gas distribution	2,860.0	57	2,620.2	57	48	61
Cushion gas - not depreciable (a)	58.2	N/A	63.1	N/A	N/A	N/A
Storage	71.4	42	65.8	41	36	49
General	571.8	22	497.4	23	20	25
Total gas plant in service	4,341.9		3,959.7
Construction work in progress	39.2		52.0
Total gas plant	4,381.1		4,011.7
Less accumulated depreciation	(588.3)		(471.0)
Gas plant net of accumulated depreciation	$3,792.8		$3,540.7

____________________

(a) Depreciation of Cushion Gas is determined by the respective regulatory jurisdiction in which the Cushion Gas resides. In 2022, assets classified as Cushion gas - depreciable were fully depreciated and removed from gross plant in service and accumulated depreciation.

	2023		2022		Lives (in years)
Corporate	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Property, Plant and Equipment	Weighted Average Useful Life (in years)	Minimum	Maximum
Total plant in service	$5.7	10	$5.7	11	4	23
Construction work in progress	13.6		13.7
Total gross property, plant and equipment	19.3		19.4
Less accumulated depreciation	(1.9)		(1.8)
Total net of accumulated depreciation	$17.4		$17.6

(6) JOINTLY OWNED FACILITIES

Our consolidated financial statements include our share of several jointly-owned facilities as described below. Our share of the facilities’ expenses is reflected in the appropriate categories of operating expenses in the Consolidated Statements of Income. Each owner of the facility is responsible for financing its investment in the jointly-owned facilities.

At December 31, 2023, our interests in jointly-owned generating facilities and transmission systems were (in millions):

	Ownership Interest	Plant in Service	Construction Work in Progress	Less Accumulated Depreciation	Plant Net of Accumulated Depreciation
Wyodak Plant (a)	20%	$122.3	$—	$(73.4)	$48.9
Transmission Tie	35%	$24.5	$0.3	$(7.8)	$17.0
Wygen III (b)	52%	$145.3	$0.3	$(32.2)	$113.4
Wygen I (c)	76.5%	$116.0	$0.8	$(60.1)	$56.7

(a)
In addition to supplying South Dakota Electric with coal for its share of the Wyodak Plant, our mine supplies PacifiCorp’s share of the coal under a separate long-term agreement through December 31, 2026, with an annual renewal option for one-year extensions. This coal supply agreement is collateralized by a mortgage on and a security interest in some of WRDC’s coal reserves.
(b)
South Dakota Electric retains responsibility for plant operations. WRDC supplies fuel to Wygen III for the life of the plant.
(c)
Black Hills Wyoming retains responsibility for plant operations. WRDC supplies fuel to Wygen I for the life of the plant.

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

The following tables present the details of AROs which are included on the accompanying Consolidated Balance Sheets in Other deferred credits and other liabilities (in millions):

	December 31, 2022	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates	December 31, 2023
Electric Utilities	$27.6	$—	$—	$1.2	$(0.1)	$28.7
Gas Utilities (a)	61.3	6.7	—	2.3	(2.8)	67.5
Total	$88.9	$6.7	$—	$3.5	$(2.9)	$96.2

	December 31, 2021	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates	December 31, 2022
Electric Utilities	$30.1	$—	$(3.0)	$1.4	$(0.9)	$27.6
Gas Utilities (a)	45.5	—	(0.2)	2.0	14.0	61.3
Total	$75.6	$—	$(3.2)	$3.4	$13.1	$88.9

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

(8) FINANCING

Shelf Registration Statement

We maintain an effective shelf registration statement with the SEC under which we may issue, from time to time, an unspecified amount of senior debt securities, subordinate debt securities, common stock, preferred stock, warrants and other securities. In anticipation of the approaching expiration of our previous shelf registration statement on Form S-3 originally filed on August 4, 2020 (Registration No. 333-240320), we filed a new shelf registration statement on Form S-3 on June 16, 2023 (Registration No. 333-272739).

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

We have a $750 million Revolving Credit Facility that matures on July 19, 2026, with two one-year extension options (subject to consent from lenders). This facility includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment. Borrowings continue to be available under a base rate or various SOFR rate options. The interest costs associated with the letters of credit or borrowings and the commitment fee under the Revolving Credit Facility are determined based upon our Corporate credit rating from S&P, Fitch and Moody's for our senior unsecured long-term debt. Based on our current credit ratings, the margins for base rate borrowings, SOFR borrowings and letters of credit were 0.125%, 1.125% and 1.125%, respectively, at December 31, 2023. Based on our credit ratings, the commitment fee on unused amounts was 0.175%.

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

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity at December 31 (dollars in millions):

	2023	2022
Amount outstanding	$—	$535.6
Letters of credit (a)	3.7	24.6
Available capacity	746.3	189.8
Weighted average interest rates	N/A	4.88%

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity for the years ended December 31 was as follows (in millions):

	2023	2022
Maximum amount outstanding (based on daily outstanding balances)	$548.7	$572.3
Average amount outstanding (based on daily outstanding balances)	81.7	390.7
Weighted average interest rates	4.91%	2.11%

Deferred Financing Costs on the Revolving Credit Facility

Total accumulated deferred financing costs on the Revolving Credit Facility of $8.9 million are being amortized over its estimated useful life and were included in Interest expense on the accompanying Consolidated Statements of Income. See below for additional details.

Long-term debt

Long-term debt outstanding was as follows (dollars in millions):

		Interest Rate at	Balance Outstanding
	Due Date	December 31, 2023	December 31, 2023	December 31, 2022
Corporate
Senior unsecured notes due 2023	November 30, 2023	N/A	$—	$525.0
Senior unsecured notes due 2024	August 23, 2024	1.04%	600.0	600.0
Senior unsecured notes due 2026	January 15, 2026	3.95%	300.0	300.0
Senior unsecured notes due 2027	January 15, 2027	3.15%	400.0	400.0
Senior unsecured notes due 2028	March 15, 2028	5.95%	350.0	—
Senior unsecured notes, due 2029	October 15, 2029	3.05%	400.0	400.0
Senior unsecured notes, due 2030	June 15, 2030	2.50%	400.0	400.0
Senior unsecured notes due 2033	May 1, 2033	4.35%	400.0	400.0
Senior unsecured notes due 2034	May 15, 2034	6.15%	450.0	—
Senior unsecured notes, due 2046	September 15, 2046	4.20%	300.0	300.0
Senior unsecured notes, due 2049	October 15, 2049	3.88%	300.0	300.0
Total Corporate debt			3,900.0	3,625.0
Less unamortized debt discount			(8.9)	(5.3)
Total Corporate debt, net			3,891.1	3,619.7

South Dakota Electric
First Mortgage Bonds due 2032	August 15, 2032	7.23%	75.0	75.0
First Mortgage Bonds due 2039	November 1, 2039	6.13%	180.0	180.0
First Mortgage Bonds due 2044	October 20, 2044	4.43%	85.0	85.0
Total South Dakota Electric debt			340.0	340.0
Less unamortized debt discount			(0.1)	(0.1)
Total South Dakota Electric debt, net			339.9	339.9

Wyoming Electric
Industrial development revenue bonds due 2027(a) (b)	March 1, 2027	3.93%	10.0	10.0
First Mortgage Bonds due 2037	November 20, 2037	6.67%	110.0	110.0
First Mortgage Bonds due 2044	October 20, 2044	4.53%	75.0	75.0
Total Wyoming Electric debt			195.0	195.0
Less unamortized debt discount			—	—
Total Wyoming Electric debt, net			195.0	195.0

Total long-term debt			4,426.0	4,154.6
Less current maturities			(600.0)	(525.0)
Less unamortized deferred financing costs (c)			(24.8)	(22.3)
Long-term debt, net of current maturities and deferred financing costs			$3,801.2	$3,607.3

(a)
Variable interest rate.
(b)
A reimbursement agreement is in place with Wells Fargo on behalf of Wyoming Electric for the $10 million bonds due March 1, 2027. In the case of default, we hold the assumption of liability for drawings on Wyoming Electric’s Letter of Credit attached to these bonds.
(c)
Includes deferred financing costs associated with our Revolving Credit Facility of $1.1 million and $1.8 million as of December 31, 2023 and December 31, 2022, respectively.

Scheduled maturities of long-term debt and associated interest payments by year are shown below (in millions):

	Payments Due by Period
	2024	2025	2026	2027	2028	Thereafter	Total
Principal payments on Long-term debt including current maturities (a)	$600.0	$—	$300.0	$410.0	$350.0	$2,775.0	$4,435.0
Interest payments on Long-term debt (a)	179.0	168.1	162.2	149.6	132.9	1,052.2	1,844.0

(a)
Long-term debt amounts do not include deferred financing costs or discounts or premiums on debt. Estimated interest payments on variable rate debt are calculated by utilizing the applicable rates as of December 31, 2023.

Our debt securities contain certain restrictive financial covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2023. See below for additional information.

Substantially all of the tangible utility property of South Dakota Electric and Wyoming Electric is subject to the lien of indentures securing their first mortgage bonds. First mortgage bonds of South Dakota Electric and Wyoming Electric may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.

Debt Transactions

On September 15, 2023, we completed a public debt offering of $450 million, 6.15% senior unsecured notes due May 15, 2034. Proceeds from the offering, which were net of $7.6 million of deferred financing costs, along with available cash were used to repay all of our $525 million principal amount outstanding notes on their November 30, 2023 maturity date and for other general corporate purposes.

On March 7, 2023, we completed a public debt offering of $350 million, 5.95% five year senior unsecured notes due March 15, 2028. The proceeds from the offering, which were net of $4.2 million of deferred financing costs, were used to repay notes outstanding under our CP Program and for other general corporate purposes.

Debt Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of December 31, 2023. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of December 31, 2023, our Consolidated Indebtedness to Capitalization Ratio was 0.58 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of December 31, 2023. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of December 31, 2023, Wyoming Electric's debt to capitalization ratio was 0.51 to 1.00.

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

Our Utilities are generally limited to the amount of dividends allowed to be paid to our utility holding company under the Federal Power Act and settlement agreements with state regulatory jurisdictions. As of December 31, 2023, the amount of restricted net assets at our Utilities that may not be distributed to our utility holding company in the form of a loan or dividend was approximately $142.6 million.

South Dakota Electric and Wyoming Electric are generally limited to the amount of dividends allowed to be paid to our utility holding company under certain financing agreements.

Equity

Although our aforementioned shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, certain covenants in our financing arrangements and restrictions imposed by federal and state regulatory authorities. Our articles of incorporation authorize the issuance of 100 million shares of common stock and 25 million shares of preferred stock. As of December 31, 2023, we had approximately 68 million shares of common stock outstanding and no shares of preferred stock outstanding.

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

ATM activity for the years ended December 31 was as follows (in millions, except Average price per share amounts):

	December 31, 2023	December 31, 2022	December 31, 2021
August 4, 2020 ATM Program
Proceeds, (net of issuance costs of $(0.5), $(0.9) and $(1.1), respectively)	$48.5	$90.3	$118.8
Number of shares issued	0.8	1.3	1.8

June 16, 2023 ATM Program
Proceeds, (net of issuance costs of $(0.7), $0, $0, respectively	$70.2	$—	$—
Number of shares issued	1.2	—	—

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(1.2), $(0.9) and $(1.1), respectively)	$118.7	$90.3	$118.8
Number of shares issued	2.0	1.3	1.8
Average price per share	$59.04	$69.74	$66.18

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

We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. We maintain a provision for estimated credit losses based upon historical experience, changes in current market conditions, expected losses and any specific customer collection issue that is identified. Our credit exposure at December 31, 2023 was concentrated primarily among retail utility customers, investment grade companies, cooperative utilities and federal agencies.

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

To support our Choice Gas Program customers, we buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from January 2024 through October 2025. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the natural gas derivative commodity instruments held by our utilities are comprised of both short and long positions. We had the following net long positions as of:

		December 31, 2023		December 31, 2022
	Units	Notional Amounts	Maximum Term (months) (a)	Notional Amounts	Maximum Term (months) (a)
Natural gas futures purchased	MMBtus	650,000	3	630,000	3
Natural gas options purchased, net	MMBtus	2,850,000	3	1,790,000	3
Natural gas basis swaps purchased	MMBtus	1,050,000	3	900,000	3
Natural gas over-the-counter swaps, net (b)	MMBtus	3,890,000	21	4,460,000	24
Natural gas physical commitments, net (c)	MMBtus	12,582,415	10	17,864,412	12

(a)
Term reflects the maximum forward period hedged.
(b)
As of December 31, 2023, 2,101,700 MMBtus of natural gas over-the-counter swaps purchased were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchase, normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At December 31, 2023, the Company posted $2.0 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following tables present the fair value and balance sheet classification of our derivative instruments as of December 31, (in millions):

	Balance Sheet Location	2023	2022
Derivatives designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets - current	$—	$0.1
Noncurrent commodity derivatives	Other assets, non-current	—	0.2
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	(2.7)	(1.7)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(0.2)	—
Total derivatives designated as hedges		$(2.9)	$(1.4)

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Derivative assets - current	$—	$0.5
Noncurrent commodity derivatives	Other assets, non-current	—	0.3
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	(3.8)	(4.9)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(0.1)	—
Total derivatives not designated as hedges		$(3.9)	$(4.1)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income is presented below for the years ended December 31, 2023, 2022 and 2021. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	2023	2022	2021		2023	2022	2021
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI			Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)				(in millions)
Interest rate swaps	$2.9	$2.8	$2.8	Interest expense	$(2.9)	$(2.8)	$(2.9)
Commodity derivatives	(1.6)	(3.5)	2.0	Fuel, purchased power and cost of natural gas sold	(3.0)	2.7	2.1
Total	$1.3	$(0.7)	$4.8		$(5.9)	$(0.1)	$(0.8)

As of December 31, 2023, $5.9 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

		2023	2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	$(4.2)	$(0.8)	$2.6
		$(4.2)	$(0.8)	$2.6

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in a Regulatory asset related to these financial instruments used in our Gas Utilities were $5.1 million and $8.8 million at December 31, 2023 and 2022, respectively.

For our Electric Utilities, the unrealized gains and losses arising from these derivatives are recognized in the Consolidated Statements of Income.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

Derivatives

Valuation methodologies for our derivatives are detailed within Note 1. The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives	$—	$1.9	$—	$(1.9)	$—
Total	$—	$1.9	$—	$(1.9)	$—

Liabilities:
Commodity derivatives	$—	$10.1	$—	$(3.3)	$6.8
Total	$—	$10.1	$—	$(3.3)	$6.8

(a)
As of December 31, 2023, $1.9 million of our commodity derivative gross assets and $3.3 million of our commodity derivative gross liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives	$—	$5.4	$—	$(4.3)	$1.1
Total	$—	$5.4	$—	$(4.3)	$1.1

Liabilities:
Commodity derivatives	$—	$11.4	$—	$(4.8)	$6.6
Total	$—	$11.4	$—	$(4.8)	$6.6

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets at December 31 (in millions):

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,401.2	$4,215.6	$4,132.3	$3,760.8

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax (in millions):

	Location on the Consolidated	Amount Reclassified from AOCI
	Statements of Income	December 31, 2023	December 31, 2022
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(2.9)	$(2.8)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(3.0)	2.7
		(5.9)	(0.1)
Income tax	Income tax benefit (expense)	1.4	—
Total reclassification adjustments related to cash flow hedges, net of tax		$(4.5)	$(0.1)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$—	$0.1

Actuarial gain (loss)	Operations and maintenance	(0.2)	(0.8)
		(0.2)	(0.7)
Income tax	Income tax benefit (expense)	—	0.2
Total reclassification adjustments related to defined benefit plans, net of tax		$(0.2)	$(0.5)

Total reclassifications		$(4.7)	$(0.6)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in millions):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2021	$(10.4)	$1.5	$(11.2)	$(20.1)
Other comprehensive income (loss)
before reclassifications	—	(0.6)	4.6	4.0
Amounts reclassified from AOCI	2.1	(2.1)	0.5	0.5
As of December 31, 2022	$(8.3)	$(1.2)	$(6.1)	$(15.6)
Other comprehensive income (loss)
before reclassifications	—	(3.6)	(0.3)	(3.9)
Amounts reclassified from AOCI	2.2	2.3	0.2	4.7
As of December 31, 2023	$(6.1)	$(2.5)	$(6.2)	$(14.8)

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

Net income available for common stock for the years ended December 31, 2023, 2022 and 2021 was reduced by $13.8 million, $12.4 million, and $14.5 million, respectively, attributable to this non-controlling interest. The net income allocable to the non-controlling interest holder is based on ownership interest with the exception of certain agreed upon adjustments. Distributions of net income attributable to this non-controlling interest are due within 30 days following the end of a quarter but may be withheld as necessary by Black Hills Electric Generation.

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

We have recorded the following assets and liabilities on our Consolidated Balance Sheets related to the VIE described above as of December 31 (in millions):

	2023	2022
Assets:
Current assets	$15.1	$12.8
Property, plant and equipment	$166.8	$178.8

Liabilities:
Current liabilities	$4.8	$5.4

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

The expected rate of return on the Pension Plan assets is determined by reviewing the historical and expected returns of both equity and fixed income markets, taking into account asset allocation, the correlation between asset class returns and the mix of active and passive investments. The Pension Plan utilizes a dynamic asset allocation where the target range to return-seeking and liability-hedging assets is determined based on the funded status of the Plan. As of December 31, 2023, the expected rate of return on pension plan assets was based on the targeted asset allocation range of 20% to 28% return-seeking assets and 72% to 80% liability-hedging assets.

Our Pension Plan is funded in compliance with the federal government’s funding requirements.

Plan Assets

The percentages of total plan asset by investment category for our Pension Plan at December 31 were as follows:

Return-seeking Assets	2023	2022
Equity	14%	14%
Real estate	5%	7%
Hedge funds	3%	3%
Fixed income	2%	2%
Total	24%	26%

Liability-hedging Assets	2023	2022
Fixed income	74%	72%
Cash	2%	2%
Total	76%	74%

Total Assets	100%	100%

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

Contributions for the years ended December 31 were as follows (in millions):

	2023	2022
Defined Contribution Plan
Company retirement contributions	$12.7	$11.9
Company matching contributions	$17.1	$16.2
Defined Benefit Plans
Defined Benefit Pension Plan	$—	$—
Non-Pension Defined Benefit Postretirement Healthcare Plan	$5.4	$6.1
Supplemental Non-Qualified Defined Benefit Plans	$3.5	$3.1

We do not have any required contributions to our Pension Plan in 2024; however, we expect to make $2.3 million in contributions.

Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
Pension Plan
Common Collective Trust - Cash and Cash Equivalents	$—	$6.7	$—	$6.7	$—	$6.7
Common Collective Trust - Equity	—	42.7	—	42.7	—	42.7
Common Collective Trust - Fixed Income	—	234.5	—	234.5	—	234.5
Common Collective Trust - Real Estate	—	—	—	—	16.4	16.4
Hedge Funds	—	—	—	—	8.1	8.1
Total investments measured at fair value	$—	$283.9	$—	$283.9	$24.5	$308.4
Non-pension Defined Benefit Postretirement Healthcare Plan
Cash and Cash Equivalents	8.0	—	—	8.0		8.0
Total investments measured at fair value	$8.0	$—	$—	$8.0		$8.0

	December 31, 2022
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
Pension Plan
Common Collective Trust - Cash and Cash Equivalents	$—	$6.4	$—	$6.4	$—	$6.4
Common Collective Trust - Equity	—	45.1	—	45.1	—	45.1
Common Collective Trust - Fixed Income	—	242.0	—	242.0	—	242.0
Common Collective Trust - Real Estate	—	—	—	—	21.5	21.5
Hedge Funds	—	—	—	—	8.1	8.1
Total investments measured at fair value	$—	$293.5	$—	$293.5	$29.6	$323.1
Non-pension Defined Benefit Postretirement Healthcare Plan
Cash and Cash Equivalents	7.8	—	—	7.8		7.8
Total investments measured at fair value	$7.8	$—	$—	$7.8		$7.8

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

Components of Net Periodic Expense

The following table provides a reconciliation of components of the net periodic expense (in millions):

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
For the years ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$2.5	$3.9	$5.0	$3.1	$(0.8)	$3.1	$1.5	$1.9	$2.2
Interest cost	17.5	10.8	9.3	1.5	0.8	0.7	2.4	1.3	1.0
Expected return on assets	(18.7)	(18.5)	(20.8)	—	—	—	(0.2)	(0.1)	(0.1)
Net amortization of prior service cost	(0.1)	(0.1)	—	—	—	—	—	(0.3)	(0.4)
Recognized net actuarial loss (gain)	2.0	6.1	7.3	—	0.3	1.8	—	0.1	0.5
Net periodic expense	$3.2	$2.2	$0.8	$4.6	$0.3	$5.6	$3.7	$2.9	$3.2

Service costs are recorded in Operations and maintenance expense while non-service costs are recorded in Other expense on the Consolidated Statements of Income.

Actuarial gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants or over the average remaining lifetime of the remaining plan participants if the plan is viewed as “all or almost all” inactive participants.

Other Plan Information

The following tables provide a reconciliation of the employee benefit plan obligations and fair value of employee benefit plan assets, amounts recognized on our Consolidated Balance Sheets, accumulated benefit obligation and elements of AOCI (in millions):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Plans	Non-pension Defined Benefit Postretirement Healthcare Plan	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
	2023			2022
Accumulated benefit obligation at December 31	$341.8	$46.7	$51.1	$350.2	$45.2	$49.7
Change in benefit obligation:
Projected benefit obligation at beginning of year	$358.4	$45.2	$49.7	$478.3	$55.3	$63.5
Service cost	2.5	3.1	1.5	3.9	(0.8)	1.9
Interest cost	17.5	1.5	2.4	10.8	0.8	1.3
Actuarial (gain) loss	11.6	0.3	1.7	(97.9)	(7.0)	(12.3)
Benefits paid	(41.9)	(3.4)	(5.3)	(36.7)	(3.1)	(6.1)
Plan participants’ contributions	—	—	1.1	—	—	1.4
Projected benefit obligation at end of year	348.1	46.7	51.1	358.4	45.2	49.7
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	323.1	—	7.8	458.4	—	8.0
Investment income (loss)	27.4	—	0.2	(98.6)	—	—
Employer contributions	—	3.5	4.3	—	3.1	4.5
Retiree contributions	—	—	1.1	—	—	1.4
Benefits paid	(41.9)	(3.5)	(5.4)	(36.7)	(3.1)	(6.1)
Fair value of plan assets at end of year	308.6	—	8.0	323.1	—	7.8
Funded status - deficiency	$39.5	$46.7	$43.1	$35.3	$45.2	$41.9
Amounts recognized on our Consolidated Balance Sheets as of December 31:
Regulatory assets	$79.9	$—	$4.8	$78.7	$—	$3.8
Current liabilities	—	2.4	4.2	—	2.2	4.4
Non-current assets	—	—	1.3	—	—	1.0
Non-current liabilities	39.4	44.3	40.2	35.2	43.0	38.5
Regulatory liabilities	2.9	—	5.5	2.8	—	6.2
Amounts recognized in AOCI, net of tax as of December 31:
Net (gain) loss	$5.0	$1.8	$(0.7)	$5.2	$1.6	$(0.7)
Prior service cost (gain)	—	—	0.1	(0.1)	—	0.1
Total amounts included in AOCI, net of tax not yet recognized as components of net periodic expense	$5.0	$1.8	$(0.6)	$5.1	$1.6	$(0.6)

In 2012, we froze our Pension Plan and closed it to new participants. Since then, we have implemented various de-risking strategies including lump sum buyouts, the purchase of annuities and the reduction of return-seeking assets over time to a more liability-hedged portfolio. As a result, capital markets volatility had a limited impact to our unfunded status.

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.99%	5.17%	2.88%	4.93%	5.13%	2.77%	4.97%	5.14%	2.79%
Rate of increase in compensation levels	3.04%	3.06%	3.08%	—	—	5.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate (a)	5.17%	2.88%	2.56%	5.13%	2.77%	2.41%	5.14%	2.79%	2.41%
Expected long-term rate of return on assets (b)	6.00%	4.25%	4.50%	N/A	N/A	N/A	3.10%	1.70%	1.80%
Rate of increase in compensation levels	3.06%	3.08%	3.34%	—	—	5.00%	N/A	N/A	N/A

(a)
The estimated discount rate for the Defined Benefit Pension Plan is 5.0% for the calculation of the 2024 net periodic pension costs.
(b)
The expected rate of return on plan assets for the Defined Benefit Pension Plan is 6.0% for the calculation of the 2024 net periodic pension cost.

The healthcare benefit obligation at December 31 was determined as follows:

	2023	2022
Trend Rate - Medical
Pre-65 for next year - All Plans	6.69%	7.00%
Pre-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2034	2031

Post-65 for next year - All Plans	5.81%	6.00%
Post-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2034	2031

The following benefit payments to employees, which reflect future service, are expected to be paid (in millions):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
2024	$24.5	$2.4	$5.2
2025	25.4	2.8	5.0
2026	26.0	2.8	4.9
2027	25.9	2.7	4.8
2028	26.2	2.6	4.6
2029 - 2033	$129.7	$11.7	$21.4

(14) SHARE-BASED COMPENSATION PLANS

Our Amended and Restated 2015 Omnibus Incentive Plan allows for the granting of stock, restricted stock, restricted stock units, stock options, performance shares and performance share units. We had 2,132,275 shares available to grant at December 31, 2023.

Compensation expense is determined using the grant date fair value estimated in accordance with the provisions of accounting standards for stock compensation and is recognized over the vesting periods of the individual awards. As of December 31, 2023, total unrecognized compensation expense related to non-vested stock awards was $10.6 million and is expected to be recognized over a weighted-average period of 1.7 years. Stock-based compensation expense, which is included in Operations and maintenance on the accompanying Consolidated Statements of Income, was as follows for the years ended December 31 (in millions):

	2023	2022	2021
Stock-based compensation expense	$7.0	$8.6	$9.7

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

A summary of the status of the restricted stock and restricted stock units at December 31, 2023, was as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Balance at January 1, 2023	178,129	$67.23
Granted	110,198	63.33
Vested	(97,084)	67.56
Forfeited	(26,556)	65.10
Balance at December 31, 2023	164,687	$64.81

The weighted-average grant-date fair value of restricted stock granted, and the total fair value of shares vested during the years ended December 31, were as follows:

	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
		(in millions)
2023	$63.33	$5.9
2022	$69.03	$6.4
2021	$65.64	$5.4

As of December 31, 2023, there was $6.3 million of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units

Beginning in 2021, certain officers of the Company, and its subsidiaries, were granted performance share units which have a three-year vesting period, do not have voting rights until vested, and are subject to three specified conditions. A market condition of relative total shareholder return and two equally weighted performance metrics of average earnings per share and the average cost to serve. Beginning in 2023, the metric of natural gas emissions reduction by 2035 was added, resulting in three equally weighted performance metrics. The units are paid 100% in common stock should conditions be met and can range from 0% to 200% of the target award. Dividend equivalents are accrued during the vesting period and paid out based on the final number of shares awarded. In the event of participant’s death or retirement at age 55 or older, shares awarded vest on a pro-rata basis commensurate with the months of service performed over the three-year period.

Performance Share Units - Market Condition

The fair value of each share unit is based on the Company’s closing price at December 31 of the year prior to the award and a Monte Carlo simulation. The Monte Carlo simulation is used to estimate expected share payout based on the Company’s TSR for a three-year performance period relative to the designated peer group beginning January 1 of the award year. The significant assumptions included in the company's Monte Carlo simulations were as follows:

	2023	2022
Fair value of share units award	$77.95	$74.48
Risk-free rate	3.84%	0.97%
Black Hills Corporation’s common stock volatility	31%	30%
Volatility range for the peer group	24-39%	22-67%

Performance Share Units - Performance Condition

A performance condition share unit vests at the end of the three-year performance period if the specified performance conditions are achieved. The conditions are based on the Company’s average earnings per share, the average cost to serve and natural gas emissions reductions by 2035. The grant-date fair value for an individual outcome of a performance condition is determined by the closing common share price on the grant date or, beginning in 2023, the average ten-day closing common share price preceding the grant date.

The following table summarizes the performance share unit activity for the year ended December 31, 2023:

	Performance Share Units - Market Condition		Performance Share Units - Performance Condition
	Share Units	Weighted-Average Fair Value per Share Unit	Share Units	Weighted-Average Fair Value per Share Unit
Nonvested at January 1, 2023	68,474	$69.91	45,666	$66.19
Granted	50,440	77.95	21,615	71.50
Forfeited	(8,167)	73.43	(4,627)	68.03
Nonvested at December 31, 2023	110,747	$73.31	62,654	$67.88

As of December 31, 2023, there was $4.0 million of unrecognized compensation expense related to outstanding performance share/units that is expected to be recognized over a weighted-average period of 1.8 years.

On January 25, 2024, the Compensation Committee of our Board of Directors confirmed a payout equal to 16.21% of target shares valued at $0.5 million. The payout was fully accrued at December 31, 2023.

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

These performance share awards were paid 50% in cash and 50% in common stock.

The outstanding performance periods at December 31, 2023 were as follows:

			Possible Payout Range of Target
Grant Date	Performance Period	Target Grant of Shares	Minimum	Maximum
January 1, 2020	January 1, 2020 - December 31, 2022	35,571	0%	200%

A summary of the status of the Performance Share Plan at December 31, 2023 was as follows:

	Equity Portion		Liability Portion
		Weighted-Average Grant Date		Weighted-Average Fair Value at
	Shares	Fair Value (a)	Shares	December 31, 2023
Performance Shares balance at beginning of period	18,105	$81.42	18,105
Granted	—	—	—
Forfeited	—	—	—
Vested	(18,105)	81.42	(18,105)
Performance Shares balance at end of period	—	$—	—	$—

(a)
The grant date fair values for the performance shares granted in 2020 were determined by Monte Carlo simulation using a blended volatility of 18%, comprised of 50% historical volatility and 50% implied volatility and the average risk-free interest rate of the three-year United States Treasury security rate in effect as of the grant date.

Performance plan payouts have been as follows (in millions, except stock issued):

Performance Period	Year Paid	Stock Issued	Cash Paid	Total Intrinsic Value
January 1, 2020 to December 31, 2022	2023	4,958	$0.3	$0.7
January 1, 2019 to December 31, 2021	2022	7,582	$0.5	$1.0
January 1, 2018 to December 31, 2020	2021	27,515	$1.6	$3.3

(15) INCOME TAXES

IRS Revenue Procedure 2023-15

On April 14, 2023, the IRS released Revenue Procedure 2023-15 “Amounts paid to improve tangible property.” The Revenue Procedure provides a safe harbor method of accounting that taxpayers may use to determine whether costs to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized. The revenue procedure may be adopted in tax years ending after May 1, 2023. We are currently assessing the Revenue Procedure to determine its impact on our tax repairs deduction.

Income Tax Expense (Benefit)

Income tax expense (benefit) from continuing operations for the years ended December 31 was (in millions):

	2023	2022	2021
Current:
Federal	$(0.8)	$(0.5)	$0.6
State	1.0	0.1	(0.7)
Current income tax (benefit)	0.2	(0.4)	(0.1)
Deferred:
Federal	30.9	23.2	2.2
State	(5.5)	2.4	5.1
Deferred income tax expense	25.4	25.6	7.3

Income tax expense	$25.6	$25.2	$7.2

Effective Tax Rates

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income tax (net of federal tax effect) (a)	(0.8)	0.5	1.2
Non-controlling interest (b)	(1.0)	(0.9)	(1.2)
Tax credits	(6.2)	(7.7)	(8.4)
Flow-through adjustments (c)	(1.7)	(1.4)	(3.2)
Amortization of excess deferred income taxes (d)	(3.0)	(2.5)	(3.1)
TCJA bill credits (e)	—	(0.4)	(3.6)
Other	0.2	(0.1)	0.1
Effective Tax Rate	8.5%	8.5%	2.8%

(a)
The state effective tax rate contains the tax expense attributable to multiple statutory state rate changes in the Company's state jurisdictions. For the year ended December 31, 2023, we recognized an $8.2 million tax benefit from a Nebraska income tax rate decrease.
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
(d)
Primarily TCJA - see Note 2 for additional information.
(e)
Primarily related to one-time bill credits of TCJA benefits delivered to Colorado Electric and Nebraska Gas customers in 2021. These bill credits, which resulted in a reduction in revenue, were offset by a reduction in income tax expense and resulted in a minimal impact to Net income for the year ended December 31, 2021.

Deferred Tax Assets and Liabilities

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in millions):

	2023	2022
Deferred tax assets:
Regulatory liabilities	$74.0	$74.7
State tax credits	22.8	22.8
Federal NOL	146.6	192.0
State NOL	16.5	23.0
Partnership	12.2	12.8
Credit Carryovers	110.1	90.9
Other deferred tax assets	33.7	45.4
Less: Valuation allowance	(15.4)	(15.5)
Total deferred tax assets	400.5	446.1

Deferred tax liabilities:
Accelerated depreciation, amortization and other property-related differences	(686.2)	(645.7)
Regulatory assets	(65.6)	(94.4)
Goodwill	(67.8)	(57.9)
State deferred tax liability	(84.5)	(98.2)
Other deferred tax liabilities	(44.4)	(58.8)
Total deferred tax liabilities	(948.5)	(955.0)

Net deferred tax liability	$(548.0)	$(508.9)

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2023, we have federal NOL and state NOL and tax credit carryforwards that will expire at various dates as follows (in millions):

	Amounts	Expiration Dates
Federal NOL Carryforward	$111.0	2036-2037
Federal NOL Carryforward	$587.3	No expiration
Federal Tax Credit Carryforward	$110.1	2028-2043

State NOL Carryforward (a)	$325.3	2024-2042
State Tax Credit Carryforward	$22.8	2024-2038

(a)
The carryforward balance is reflected on the basis of apportioned tax losses to jurisdictions imposing state income taxes.

As of December 31, 2023, we had a $1.0 million valuation allowance against the state NOL carryforwards. Our 2023 analysis of the ability to utilize such NOLs resulted in no increase in the valuation allowance. If the valuation allowance is adjusted due to higher or lower than anticipated utilization of the NOLs, the offsetting amount will affect tax expense.

As of December 31, 2023, we had a $14.4 million valuation allowance against the state ITC carryforwards. Our 2023 analysis of the ability to utilize such ITC resulted in a slight decrease in the valuation allowance.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, without interest, at the beginning and end of the period included in Other deferred credits and other liabilities on the accompanying Consolidated Balance Sheets (in millions):

Changes in Uncertain Tax Positions:	2023	2022	2021
Beginning balance	$11.9	$10.6	$8.4
Additions for prior year tax positions	—	—	0.5
Reductions for prior year tax positions	(0.3)	(0.8)	(0.7)
Additions for current year tax positions	2.1	2.1	2.4
Ending balance	$13.7	$11.9	$10.6

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $6.5 million.

We recognized no interest expense associated with income taxes for the years ended December 31, 2023, 2022 and 2021. We had no accrued interest (before tax effect) associated with income taxes at December 31, 2023 and 2022.

As of December 31, 2023, we do not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease on or before December 31, 2024.

We are subject to federal income tax as well as income tax in various state and local jurisdictions. As of December 31, 2023, tax years for 2020, 2021, and 2022 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. or state exam for years before 2020. Tax years 2017 and 2018 was open as of December 31, 2023.

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

Corporate and Other represents certain unallocated expenses for administrative activities that support our operating segments. Corporate and Other also includes business development activities that are not part of our operating segments and inter-segment eliminations.

Our CODM assesses the performance of our operating segments based on operating income. Our CODM reviews capital expenditures by operating segment rather than any individual or total asset amount. Our operating segments are equivalent to our reportable segments.

Segment information was as follows (in millions):

	Consolidating Income Statement
Year ended December 31, 2023	Electric Utilities	Gas Utilities	Corporate and Other	Total
Revenue -
External Customers	$853.6	$1,477.7	$—	$2,331.3
Inter-segment	11.4	6.5	(17.9)	—
Total revenue	865.0	1,484.2	(17.9)	2,331.3

Fuel, purchased power and cost of natural gas sold	200.1	783.2	(0.4)	982.9
Operations and maintenance	236.2	328.7	(12.9)	552.0
Depreciation, depletion and amortization	142.6	113.9	0.3	256.8
Taxes - property and production	37.3	29.6	—	66.9
Operating income (loss)	$248.8	$228.8	$(4.9)	$472.7

Interest expense, net				(167.9)
Other income (expense), net				(3.2)
Income tax (expense)				(25.6)
Net income				276.0
Net income attributable to non-controlling interest				(13.8)
Net income available for common stock				$262.2

	Consolidating Income Statement
Year ended December 31, 2022	Electric Utilities	Gas Utilities	Corporate and Other	Total
Revenue -
External Customers	$888.4	$1,663.4	$—	$2,551.8
Inter-segment	11.8	5.7	(17.5)	—
Total revenue	900.2	1,669.1	(17.5)	2,551.8

Fuel, purchased power and cost of natural gas sold	266.3	965.1	(0.8)	1,230.6
Operations and maintenance	244.8	317.3	(13.7)	548.4
Depreciation, depletion and amortization	135.9	114.7	0.3	250.9
Taxes - property and production	38.9	27.8	—	66.7
Operating income (loss)	$214.3	$244.2	$(3.3)	$455.2

Interest expense, net				(161.0)
Other income (expense), net				1.8
Income tax (expense)				(25.2)
Net income				270.8
Net income attributable to non-controlling interest				(12.4)
Net income available for common stock				$258.4

	Consolidating Income Statement
Year ended December 31, 2021	Electric Utilities	Gas Utilities	Corporate and Other	Total
Revenue -
External Customers	$830.7	$1,118.4	$—	$1,949.1
Inter-segment	11.5	6.5	(18.0)	—
Total revenue	842.2	1,124.9	(18.0)	1,949.1

Fuel, purchased power and cost of natural gas sold	248.0	494.7	(0.8)	741.9
Operations and maintenance	224.5	290.2	(13.0)	501.7
Depreciation, depletion and amortization	131.5	104.2	0.3	236.0
Taxes - property and production	35.5	24.6	—	60.1
Operating income (loss)	$202.7	$211.2	$(4.5)	$409.4

Interest expense, net				(152.4)
Other income (expense), net				1.4
Income tax (expense)				(7.2)
Net income				251.2
Net income attributable to non-controlling interest				(14.5)
Net income available for common stock				$236.7

Capital Expenditures (a) for the years ended December 31,	2023	2022	2021
Electric Utilities	$210.7	$243.1	$285.8
Gas Utilities	371.9	349.5	383.3
Corporate and Other	7.3	5.1	10.5
Total capital expenditures	$589.9	$597.7	$679.6

(a)
Includes accruals for property, plant and equipment as disclosed in the Supplemental Cash Flow Information to the Consolidated Statement of Cash Flows.

(17) SUBSEQUENT EVENTS

Except as described in Note 2, there have been no events subsequent to December 31, 2023 which would require recognition in the Consolidated Financial Statements or disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2023. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is presented on Page 56 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors and information required by Items 401, 405, 406, 407(c)(3), 407(d)(4), 407(d)(5) and 408(b) of Regulation S-K, is set forth in the Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference. Information about our Executive Officers is reported in Part 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is set forth in the Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is set forth in the Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table includes information as of December 31, 2023 with respect to our equity compensation plans which includes the Amended and Restated 2015 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	$290,266	(1)	$—	(1)	$2,132,275	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	$290,266		$—		$2,132,275

(1)
290,266 full value awards outstanding as of December 31, 2023, comprised of restricted stock units, performance shares, short-term incentive plan (STIP) units and Director common stock units. In addition, 148,163 shares of unvested restricted stock were outstanding as of December 31, 2023, which are not included in the table above because they have already been issued. We do not have any outstanding options, warrants or rights.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is set forth in the Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is set forth in the Proxy Statement for our 2024 Annual Meeting to Shareholders, which is incorporated herein by reference.

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

3.1	Restated Articles of Incorporation of the Registrant (filed as Exhibit 3 to the Registrant’s Form 8-K filed on February 5, 2018).
3.2	Amended and Restated Bylaws of the Registrant dated April 24, 2023 (filed as Exhibit 3.2 to the Registrant’s Form 8-K filed on May 3, 2023).
4.1

Indenture dated as of May 21, 2003 between the Registrant and Wells Fargo Bank, National Association (as successor to LaSalle Bank National Association), as Trustee (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2003).

4.1-1	First Supplemental Indenture dated as of May 21, 2003 (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
4.1-2	Second Supplemental Indenture dated as of May 14, 2009 (filed as Exhibit 4 to the Registrant’s Form 8-K filed on May 14, 2009).
4.1-3	Third Supplemental Indenture dated as of July 16, 2010 (filed as Exhibit 4 to Registrant’s Form 8-K filed on July 15, 2010).
4.1-4	Fourth Supplemental Indenture dated as of November 19, 2013 (filed as Exhibit 4 to the Registrant’s Form 8-K filed on November 18, 2013).
4.1-5	Fifth Supplemental Indenture dated as of January 13, 2016 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on January 13, 2016).
4.1-6	Sixth Supplemental Indenture dated as of August 19, 2016 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on August 19, 2016).
4.1-7	Seventh Supplemental Indenture dated as of August 17, 2018 (filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on August 17, 2018).
4.1-8	Eighth Supplemental Indenture dated as of October 3, 2019 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on October 4, 2019).

4.1-9	Ninth Supplemental Indenture dated as of June 17, 2020 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on June 17, 2020).
4.1-10	Tenth Supplemental Indenture dated as of August 26, 2021 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on August 26, 2021).
4.1-11	Eleventh Supplemental Indenture dated as of March 7, 2023 (filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 7, 2023).
4.1-12	Twelfth Supplemental Indenture dated as of September 15, 2023 (filed as Exhibit 4.1 to the Registrant's Form 8-K filed on September 15, 2023).
4.2

Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as Exhibit 4.19 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669)).

4.2-1

First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as Trustee (filed as Exhibit 4.20 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑3 (No. 333‑150669)).

4.2-2

Second Supplemental Indenture, dated as of October 27, 2009, between Black Hills Power, Inc. and The Bank of New York Mellon (filed as Exhibit 4.21 to the Registrant’s Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669)).

4.2-3

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

4.3-1

First Supplemental Indenture, dated as of September 3, 2009, between Cheyenne Light, Fuel and Power Company and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on October 2, 2014).

4.3-2

Second Supplemental Indenture, dated as of October 1, 2014, between Cheyenne Light, Fuel and Power Company and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on October 2, 2014).

4.4	Form of Stock Certificate for Common Stock, Par Value $1.00 Per Share (filed as Exhibit 4.2 to the Registrant’s Form 10-K for 2000).
4.5	Description of Securities (filed as Exhibit 4.5 to the Registrant's Form 10-K for 2019)
10.1†	Amended and Restated Pension Equalization Plan of Black Hills Corporation dated November 6, 2001 (filed as Exhibit 10.11 to the Registrant’s Form 10-K/A for 2001).
10.1-1†	First Amendment to Pension Equalization Plan (filed as Exhibit 10.10 to the Registrant’s Form 10-K for 2002).
10.1-2†	Grandfather Amendment to the Amended and Restated Pension Equalization Plan of Black Hills Corporation (filed as Exhibit 10.2 to the Registrant’s Form 10-K for 2008).
10.2†	Restoration Plan of Black Hills Corporation (filed as Exhibit 10.5 to the Registrant’s Form 10-K for 2008).
10.2-1†	First Amendment to the Restoration Plan of Black Hills Corporation dated July 24, 2011 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011).
10.3†	Black Hills Corporation Non-qualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011 (filed as Exhibit 10.4 to the Registrant’s Form 10-K for 2010).
10.3-1†	First Amendment to the Black Hills Corporation Nonqualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011 (filed as Exhibit 10.5 to the Registrant’s Form 10-K for 2018).
10.4†	Black Hills Corporation Post-2018 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.4 to the Registrant's Form 10-K for 2022).
10.5†	Black Hills Corporation 2005 Omnibus Incentive Plan (”Omnibus Plan”) (filed as Appendix A to the Registrant’s Proxy Statement filed April 13, 2005).
10.5-1†	First Amendment to the Omnibus Plan (filed as Exhibit 10.11 to the Registrant’s Form 10-K for 2008).
10.5-2†	Second Amendment to the Omnibus Plan (filed as Exhibit 10 to the Registrant’s Form 8-K filed on May 26, 2010).
10.6†	Black Hills Corporation Amended and Restated 2015 Omnibus Incentive Plan effective January 24, 2023 (filed as Exhibit 10.6 to the Registrant's Form 10-K for 2022).

10.7†	Form of Stock Option Agreement for Omnibus Plan effective for awards granted on or after January 1, 2014 (filed as Exhibit 10.7 to the Registrant’s Form 10-K for 2013).
10.8†	Form of Stock Option Agreement effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.8 to Registrant’s Form 10-K for 2015).
10.9†	Form of Restricted Stock Award Agreement for 2015 Omnibus Incentive Plan effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.10 to Registrant’s Form 10-K for 2015).
10.10†	Form of Restricted Stock Award Agreement for 2015 Omnibus Incentive Plan effective for awards granted on or after January 26, 2021. (filed as Exhibit 10.11 to the Registrant's Form 10-K for 2020)
10.11†	Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Plan effective for awards granted on or after April 28, 2015 (filed as Exhibit 10.12 to the Registrant’s Form 10-K for 2015).
10.12†	Form of Performance Share Award Agreement effective for awards granted on or after January 1, 2016 (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).
10.13†	Form of Performance Share Award Agreement effective for awards granted on or after January 1, 2017 (filed as Exhibit 10.12 to the Registrant's Form 10-K for 2019).
10.14†	Form of Short-term Incentive Plan for Officers Award Agreement effective for awards granted on or after January 1, 2021 (filed as Exhibit 10.16 to the Registrant's Form 10-K for 2020).
10.15†	Form of Performance Unit Award Agreement for 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2021. (filed as Exhibit 10.17 to the Registrant's Form 10-K for 2020)
10.16†	Form of Indemnification Agreement (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on September 3, 2004).
10.17†	Change in Control Agreement dated November 15, 2022 between Black Hills Corporation and Linden R. Evans.
10.18†	Change in Control Agreements dated November 15, 2022 between Black Hills Corporation and its non-CEO Senior Executive Officers.
10.19†	Outside Directors Stock Based Compensation Plan as Amended and Restated effective January 1, 2009 (filed as Exhibit 10.23 to the Registrant’s Form 10-K for 2008).
10.19-1†	First Amendment to the Outside Directors Stock Based Compensation Plan effective January 1, 2011 (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2010).
10.19-2†	Second Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2013 (filed as Exhibit 10.15 to the Registrant’s Form 10-K for 2012).
10.19-3†	Third Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2015 (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2014).
10.19-4†

Fourth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2017 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2016).

10.19-5†	Fifth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2018 (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2017).
10.19-6†	Sixth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2019 (filed as Exhibit 10.18 to the Registrant’s Form 10-K for 2018).
10.20†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees (filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).
10.21	Equity Distribution Sales Agreement dated June 16, 2023 among Black Hills Corporation and the several Agents named therein (filed as Exhibit 1.1 to the Registrant’s Form 8-K filed on June 20, 2023).
10.22

Fourth Amended and Restated Credit Agreement dated as of July 19, 2021 (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and U.S. Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 19, 2021).

10.22-1

First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 9, 2023 (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and U.S. Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on August 3, 2023).

10.23†	Letter Agreement between Black Hills Corporation and Jennifer C. Landis (filed as Exhibit 10.1 to Form 10-Q filed May 4, 2023).
10.24†	Non-Employee Director Equity Compensation Plan effective January 1, 2022 (filed as Exhibit 10.25 to the Registrant's Form 10-K filed on February 15, 2022).

10.25†

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
10.28†

Form of Restricted Stock Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 24, 2023 (filed as Exhibit 10.30 to the Registrant's Form 10-K for 2022).

10.29†

Form of Performance Unit Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2023 (filed as Exhibit 10.29 to the Registrant's Form 10-K for 2022).

10.30*†	Form of Short-term Incentive Plan Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2024.
10.31*†	Form of Performance Unit Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2024.
19*	Insider Trading Policy
21*	List of Subsidiaries of Black Hills Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data
97*†	Mandatory Compensation Recovery Policy dated December 1, 2023
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS CORPORATION

		By:	/S/ LINDEN R. EVANS
Linden R. Evans, President and Chief Executive Officer
Dated:	February 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ STEVEN R. MILLS	Director and	February 14, 2024
Steven R. Mills	Chairman

/S/ LINDEN R. EVANS	Director and	February 14, 2024
Linden R. Evans, President	Principal Executive Officer
and Chief Executive Officer

/S/ KIMBERLY F. NOONEY	Principal Financial and	February 14, 2024
Kimberly F. Nooney, Senior Vice President	Accounting Officer
and Chief Financial Officer

/S/ BARRY M. GRANGER	Director	February 14, 2024
Barry M. Granger

/S/ TONY A. JENSEN	Director	February 14, 2024
Tony A. Jensen

/S/ KATHLEEN S. MCALLISTER	Director	February 14, 2024
Kathleen S. McAllister

/S/ ROBERT P. OTTO	Director	February 14, 2024
Robert P. Otto

/S/ SCOTT M. PROCHAZKA	Director	February 14, 2024
Scott M. Prochazka

/S/ REBECCA B. ROBERTS	Director	February 14, 2024
Rebecca B. Roberts

/S/ MARK A. SCHOBER	Director	February 14, 2024
Mark A. Schober

/S/ TERESA A. TAYLOR	Director	February 14, 2024
Teresa A. Taylor