Form 10-Q
period 2024-03-31
BLACK HILLS CORP /SD/
filed 2024-05-09
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common stock, $1.00 par value	68,933,306	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our Electric Utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our Utilities
Black Hills Energy Renewable Resources (BHERR)	Black Hills Energy Renewable Resources, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
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

Chief Operating Decision Maker (CODM)	Chief Executive Officer
Clean Energy Plan

2030 Ready Plan that establishes a roadmap and preferred resource portfolio for Colorado Electric to cost-effectively achieve the State of Colorado’s requirement calling upon electric utilities to reduce greenhouse gas emissions by a minimum of 80% from 2005 levels by 2030. The recommended resource portfolio proposes the addition of 400 MW of clean energy resources to Colorado Electric's system. Colorado legislation allows electric utilities to own up to 50% of the renewable generation assets added to comply with the Clean Energy Plan.

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

CP Program	Commercial Paper Program
CPUC	Colorado Public Utilities Commission

Dth	Dekatherm. A unit of energy equal to 10 therms or one million British thermal units (MMBtu)
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation, the risk factors described in Item 1A of Part I of our 2023 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and other reports that we file with the SEC from time to time, and the following:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Revenue	$726.4	$921.2

Operating expenses:
Fuel, purchased power and cost of natural gas sold	316.6	526.3
Operations and maintenance	133.6	141.0
Depreciation and amortization	65.9	61.6
Taxes - property and production	17.0	17.4
Total operating expenses	533.1	746.3

Operating income	193.3	174.9

Other income (expense):
Interest expense incurred net of amounts capitalized	(46.0)	(44.1)
Interest income	2.0	0.6
Other income (expense), net	(0.8)	0.7
Total other income (expense)	(44.8)	(42.8)

Income before income taxes	148.5	132.1
Income tax (expense)	(16.9)	(14.7)
Net income	131.6	117.4
Net income attributable to non-controlling interest	(3.7)	(3.3)
Net income available for common stock	$127.9	$114.1

Earnings per share of common stock:
Earnings per share, Basic	$1.88	$1.73
Earnings per share, Diluted	$1.87	$1.73

Weighted average common shares outstanding:
Basic	68.2	66.0
Diluted	68.3	66.1

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income	$131.6	$117.4

Other comprehensive income (loss), net of tax;
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(0.1) and $(0.2), respectively)	0.6	0.6
Net unrealized gains (losses) on commodity derivatives (net of tax of $0.0 and $0.3, respectively)	(0.1)	(0.9)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(0.6) and $(0.5), respectively)	2.0	1.5
Other comprehensive income, net of tax	2.5	1.2

Comprehensive income	134.1	118.6
Less: comprehensive income attributable to non-controlling interest	(3.7)	(3.3)
Comprehensive income available for common stock	$130.4	$115.3

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	March 31, 2024	December 31, 2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$123.0	$86.6
Restricted cash and equivalents	6.7	6.4
Accounts receivable, net	334.4	350.3
Materials, supplies and fuel	130.6	160.9
Income tax receivable, net	18.2	18.5
Regulatory assets, current	147.3	175.7
Other current assets	37.4	28.2
Total current assets	797.6	826.6

Property, plant and equipment	9,068.4	8,917.2
Less: accumulated depreciation	(1,845.3)	(1,797.9)
Total property, plant and equipment, net	7,223.1	7,119.3

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	8.4	8.4
Regulatory assets, non-current	283.8	304.4
Other assets, non-current	64.3	62.2
Total other assets, non-current	1,656.0	1,674.5

TOTAL ASSETS	$9,676.7	$9,620.4

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	March 31, 2024	December 31, 2023
	(in millions)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$132.6	$186.4
Accrued liabilities	263.9	293.3
Derivative liabilities, current	2.0	6.5
Regulatory liabilities, current	89.9	98.9
Notes payable	-	-
Current maturities of long-term debt	600.0	600.0
Total current liabilities	1,088.4	1,185.1

Long-term debt, net of current maturities	3,802.8	3,801.2

Deferred credits and other liabilities:
Deferred income tax liabilities, net	576.1	548.0
Regulatory liabilities, non-current	463.5	467.7
Benefit plan liabilities	124.1	123.9
Other deferred credits and other liabilities	199.3	188.7
Total deferred credits and other liabilities	1,363.0	1,328.3

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholder's equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 68,969,578 and 68,265,042 shares, respectively	69.0	68.3
Additional paid-in capital	2,040.2	2,007.7
Retained earnings	1,241.7	1,158.2
Treasury stock, at cost - 82,343 and 68,073 shares, respectively	(4.7)	(4.1)
Accumulated other comprehensive income (loss)	(12.3)	(14.8)
Total stockholders' equity	3,333.9	3,215.3
Non-controlling interest	88.6	90.5
Total equity	3,422.5	3,305.8

TOTAL LIABILITIES AND TOTAL EQUITY	$9,676.7	$9,620.4

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2024	2023
Operating activities:	(in millions)
Net income	$131.6	$117.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.9	61.6
Deferred financing cost amortization	2.7	2.4
Stock compensation	2.4	1.8
Deferred income taxes	16.7	14.9
Employee benefit plans	3.0	3.0
Other adjustments, net	(0.3)	(2.9)
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	30.4	76.1
Accounts receivable and other current assets	(11.3)	28.7
Accounts payable and other current liabilities	(59.6)	(127.2)
Regulatory assets	54.8	154.7
Other operating activities, net	(2.9)	(1.8)
Net cash provided by operating activities	233.4	328.7

Investing activities:
Property, plant and equipment additions	(176.2)	(119.1)
Other investing activities	(0.7)	17.6
Net cash (used in) investing activities	(176.9)	(101.5)

Financing activities:
Dividends paid on common stock	(44.4)	(41.4)
Common stock issued	31.2	27.4
Net borrowings (payments) of Revolving Credit Facility and CP Program	-	(535.6)
Long-term debt - issuance	-	350.0
Distributions to non-controlling interests	(5.6)	(4.5)
Other financing activities	(1.0)	(5.0)
Net cash (used in) financing activities	(19.8)	(209.1)

Net change in cash, restricted cash and cash equivalents	36.7	18.1

Cash, restricted cash and cash equivalents beginning of period	93.0	27.0
Cash, restricted cash and cash equivalents end of period	$129.7	$45.1

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(33.6)	$(27.6)
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at March 31,	37.7	42.1

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in millions except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2023	68,265,042	$68.3	68,073	$(4.1)	$2,007.7	$1,158.2	$(14.8)	$90.5	$3,305.8
Net income	-	-	-	-	-	127.9	-	3.7	131.6
Other comprehensive income, net of tax	-	-	-	-	-	-	2.5	-	2.5
Dividends on common stock ($0.65 per share)	-	-	-	-	-	(44.4)	-	-	(44.4)
Share-based compensation	104,181	0.1	14,270	(0.6)	1.9	-	-	-	1.4
Issuance of common stock	600,355	0.6	-	-	30.9	-	-	-	31.5
Issuance costs	-	-	-	-	(0.3)	-	-	-	(0.3)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(5.6)	(5.6)
March 31, 2024	68,969,578	$69.0	82,343	$(4.7)	$2,040.2	$1,241.7	$(12.3)	$88.6	$3,422.5

(unaudited)	Common Stock		Treasury Stock
(in millions except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2022	66,140,396	$66.1	36,726	$(2.4)	$1,882.7	$1,064.1	$(15.6)	$95.0	$3,089.9
Net income	-	-	-	-	-	114.1	-	3.3	117.4
Other comprehensive income, net of tax	-	-	-	-	-	-	1.2	-	1.2
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41.4)	-	-	(41.4)
Share-based compensation	84,735	0.1	4,388	(0.3)	1.9	-	-	-	1.7
Issuance of common stock	445,578	0.5	-	-	27.2	-	-	-	27.7
Issuance costs	-	-	-	-	(0.3)	-	-	-	(0.3)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4.5)	(4.5)
March 31, 2023	66,670,709	$66.7	41,114	$(2.7)	$1,911.5	$1,136.8	$(14.4)	$93.8	$3,191.7

BLACK HILLS CORPORATION

Condensed Notes to Consolidated Financial Statements

(unaudited)

(Reference is made to Notes to Consolidated Financial Statements included in the Company’s 2023 Annual Report on Form 10-K)

(1)
Management’s Statement

The unaudited Consolidated Financial Statements included herein have been prepared by Black Hills Corporation (together with our subsidiaries the “Company”, “us”, “we” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes included in our 2023 Annual Report on Form 10-K.

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2024, December 31, 2023 and March 31, 2023 financial information. Certain lines of business in which we operate are highly seasonal, and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

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

(2)
Regulatory Matters

We had the following regulatory assets and liabilities (in millions):

	As of	As of
	March 31, 2024	December 31, 2023
Regulatory assets
Winter Storm Uri	$144.9	$199.6
Deferred energy and fuel cost adjustments	57.5	55.1
Deferred gas cost adjustments	8.1	4.1
Gas price derivatives	-	5.1
Deferred taxes on AFUDC	7.4	7.1
Employee benefit plans and related deferred taxes	88.2	89.3
Environmental	5.9	2.9
Loss on reacquired debt	17.0	17.4
Deferred taxes on flow through accounting	80.5	74.7
Decommissioning costs	2.4	2.4
Other regulatory assets	19.2	22.4
Total regulatory assets	431.1	480.1
Less current regulatory assets	(147.3)	(175.7)
Regulatory assets, non-current	$283.8	$304.4

Regulatory liabilities
Deferred energy and gas costs	$85.7	$88.9
Employee benefit plan costs and related deferred taxes	35.7	36.2
Cost of removal	182.2	181.9
Excess deferred income taxes	243.2	247.1
Other regulatory liabilities	6.6	12.5
Total regulatory liabilities	553.4	566.6
Less current regulatory liabilities	(89.9)	(98.9)
Regulatory liabilities, non-current	$463.5	$467.7

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

Colorado Gas

On May 9, 2023, Colorado Gas filed a rate review with the CPUC seeking recovery of significant infrastructure investments in its 10,000-mile natural gas pipeline system. In March 2024, Colorado Gas received final approval for a settlement agreement for a general rate increase which is expected to generate $20.2 million of new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 9.3%. Final rates were enacted on May 1, 2024, and replaced interim rates effective February 13, 2024.

Iowa Gas

On May 1, 2024, Iowa Gas filed a rate review with the IUB seeking recovery of significant infrastructure investments in its 5,000-mile natural gas pipeline system. The rate review requests $20.7 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 10.5%. Iowa statute allows implementation of interim rates 10 days after filing a rate review and Iowa Gas plans to implement interim rates, subject to adjustment or refund, effective in May, 2024. The request seeks to finalize rates in the first quarter of 2025.

Wyoming Gas

On May 18, 2023, Wyoming Gas filed a rate review with the WPSC seeking recovery of significant infrastructure investments in its 6,400-mile natural gas pipeline system. On January 17, 2024, the WPSC approved a settlement agreement for a general rate increase which is expected to generate $13.9 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 9.9%. New rates were effective February 1, 2024. The agreement also included approval of a four-year extension of the Wyoming Integrity Rider.

(3)
Commitments, Contingencies and Guarantees

There have been no significant changes to commitments, contingencies and guarantees from those previously disclosed in Note 3 of our Notes to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three months ended March 31, 2024 and 2023. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended March 31, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$188.3	$437.4	$-	$625.7
Transportation	-	51.7	(0.1)	51.6
Wholesale	8.5	-	-	8.5
Market - off-system sales	6.6	-	-	6.6
Transmission/Other	18.0	11.2	(4.4)	24.8
Revenue from contracts with customers	$221.4	$500.3	$(4.5)	$717.2
Other revenues	0.8	8.4	-	9.2
Total revenues	$222.2	$508.7	$(4.5)	$726.4

Timing of revenue recognition:
Services transferred at a point in time	$8.7	$-	$-	$8.7
Services transferred over time	212.7	500.3	(4.5)	708.5
Revenue from contracts with customers	$221.4	$500.3	$(4.5)	$717.2

Three Months Ended March 31, 2023	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$174.9	$635.5	$-	$810.4
Transportation	-	52.8	(0.1)	52.7
Wholesale	9.4	-	-	9.4
Market - off-system sales	16.1	0.3	-	16.4
Transmission/Other	17.4	10.1	(4.3)	23.2
Revenue from contracts with customers	$217.8	$698.7	$(4.4)	$912.1
Other revenues	0.9	8.2	-	9.1
Total revenues	$218.7	$706.9	$(4.4)	$921.2

Timing of revenue recognition:
Services transferred at a point in time	$8.7	$-	$-	$8.7
Services transferred over time	209.1	698.7	(4.4)	903.4
Revenue from contracts with customers	$217.8	$698.7	$(4.4)	$912.1

(5)
Financing

Short-term Debt

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity (dollars in millions) as of:

	March 31, 2024	December 31, 2023
Amount outstanding	$-	$-
Letters of credit (a)	$3.7	$3.7
Available capacity	$746.3	$746.3
Weighted average interest rates	N/A	N/A

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Maximum amount outstanding (based on daily outstanding balances)	$-	$548.7
Average amount outstanding (based on daily outstanding balances)	$-	$331.3
Weighted average interest rates	N/A	4.91%

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of March 31, 2024. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of March 31, 2024, our Consolidated Indebtedness to Capitalization Ratio was 0.57 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of March 31, 2024. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of March 31, 2024, Wyoming Electric's debt to capitalization ratio was 0.52 to 1.00.

Equity

At-the-Market Equity Offering Program

ATM activity was as follows (in millions, except Average price per share amounts):

	Three Months Ended March 31,
	2024	2023
August 4, 2020 ATM Program
Proceeds, (net of issuance costs of $0.0 and $(0.3), respectively)	$-	$27.4
Number of shares issued	-	0.4

June 16, 2023 ATM Program
Proceeds, (net of issuance costs of $(0.3) and $0.0, respectively)	$31.2	$-
Number of shares issued	0.6	-

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(0.3) and $(0.3), respectively)	$31.2	$27.4
Number of shares issued	0.6	0.4
Average price per share	$52.51	$62.21

As of March 31, 2024, there were 47,596 shares issued under the ATM Program, but not settled.

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income available for common stock	$127.9	$114.1

Weighted average shares - basic	68.2	66.0
Dilutive effect of equity compensation	0.1	0.1
Weighted average shares - diluted	68.3	66.1

Net income available for common stock, per share - Diluted	$1.87	$1.73

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in millions of shares):

	Three Months Ended March 31,
	2024	2023
Equity compensation	0.1	0.1
Restricted stock	-	-
Anti-dilutive shares excluded from computation of earnings per share	0.1	0.1

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

To support our Choice Gas Program customers, we buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from April 2024 through December 2025. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long and (short) positions as of:

	March 31, 2024		December 31, 2023
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	-	N/A	650,000	3
Natural gas options purchased, net	-	N/A	2,850,000	3
Natural gas basis swaps purchased	-	N/A	1,050,000	3
Natural gas over-the-counter swaps, net (b)	2,600,000	20	3,890,000	21
Natural gas physical contracts, net (c)	(444,110)	7	12,582,415	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of March 31, 2024, 695,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchases and normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At March 31, 2024, the Company posted $0.1 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following table presents the fair value and balance sheet classification of our derivative instruments (in millions) as of:

	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(0.7)	$(2.7)
Noncurrent commodity derivatives	Other assets, non-current	(0.1)	(0.2)
Total derivatives designated as hedges		$(0.8)	$(2.9)

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(1.3)	$(3.8)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	-	(0.1)
Total derivatives not designated as hedges		$(1.3)	$(3.9)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three months ended March 31, 2024 and 2023. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$0.7	$0.7	Interest expense	$(0.7)	$(0.7)
Commodity derivatives	2.4	0.8	Fuel, purchased power and cost of natural gas sold	(2.6)	(2.0)
Total	$3.1	$1.5		$(3.3)	$(2.7)

As of March 31, 2024, $3.6 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three months ended March 31, 2024 and 2023. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended March 31,
		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$0.6	$(3.1)
		$0.6	$(3.1)

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. We did not have any net unrealized losses included in our Regulatory asset accounts related to these financial instruments in our Gas Utilities as of March 31, 2024 and the amount was $5.1 million as of December 31, 2023.

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

Recurring Fair Value Measurements

Derivatives

The commodity contracts for our Utilities segments are valued using the market approach and include forward strip pricing at liquid delivery points, exchange-traded futures, options, basis swaps and over-the-counter swaps and options (Level 2) for wholesale electric energy and natural gas contracts. For exchange-traded futures, options and basis swap assets and liabilities, fair value was derived using broker quotes validated by the exchange settlement pricing for the applicable contract. For over-the-counter instruments, the fair value is obtained by utilizing a nationally recognized service that obtains observable inputs to compute the fair value, which we validate by comparing our valuation with the counterparty. The fair value of these swaps includes a credit valuation adjustment based on the credit spreads of the counterparties when we are in an unrealized gain position or on our own credit spread when we are in an unrealized loss position. For additional information, see Note 1 of our Notes to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of March 31, 2024
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$-	$-	$-		$-
Total	$-	$-	$-	$-	$-

Liabilities:
Commodity derivatives - Gas Utilities	$-	$2.1	$-		$2.1
Total	$-	$2.1	$-	$-	$2.1

(a)
As of March 31, 2024, we had no commodity derivative assets or liabilities, or related gross collateral amounts, that were subject to master netting agreements.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$-	$1.9	$-	$(1.9)	$-
Total	$-	$1.9	$-	$(1.9)	$-

Liabilities:
Commodity derivatives - Gas Utilities	$-	$10.1	$-	$(3.3)	$6.8
Total	$-	$10.1	$-	$(3.3)	$6.8

(a)
As of December 31, 2023, $1.9 million of our commodity derivative assets and $3.3 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

Pension and Postretirement Plan Assets

Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about the fair value measurements of their assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 13 to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets (in millions) as of:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,402.8	$4,155.6	$4,401.2	$4,215.6

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax (in millions):

		Amount Reclassified from AOCI
	Location on the Consolidated Statements of Income	Three Months Ended March 31,
		2024	2023
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(0.7)	$(0.7)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(2.6)	(2.0)
		$(3.3)	$(2.7)
Income tax	Income tax expense	0.7	0.6
Total reclassification adjustments related to cash flow hedges, net of tax		$(2.6)	$(2.1)
Total reclassifications		$(2.6)	$(2.1)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in millions):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2023	$(6.1)	$(2.5)	$(6.2)	$(14.8)
Other comprehensive income (loss)
before reclassifications	-	(0.1)	-	(0.1)
Amounts reclassified from AOCI	0.6	2.0	-	2.6
As of March 31, 2024	$(5.5)	$(0.6)	$(6.2)	$(12.3)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2022	$(8.3)	$(1.2)	$(6.1)	$(15.6)
Other comprehensive income (loss)
before reclassifications	-	(0.9)	-	(0.9)
Amounts reclassified from AOCI	0.6	1.5	-	2.1
As of March 31, 2023	$(7.7)	$(0.6)	$(6.1)	$(14.4)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows (in millions):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023
Service cost	$0.6	$0.6	$1.0	$0.9	$0.4	$0.4
Interest cost	4.1	4.4	0.3	0.4	0.6	0.6
Expected return on plan assets	(4.5)	(4.7)	-	-	(0.1)	(0.1)
Net amortization of prior service costs	-	-	-	-	0.1	-
Recognized net actuarial loss (gain)	0.5	0.5	-	-	-	-
Net periodic expense (benefit)	$0.7	$0.8	$1.3	$1.3	$1.0	$0.9

Plan Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are primarily made in the form of benefit payments. Contributions made in the first three months of 2024 and anticipated contributions for 2024 and 2025 are as follows (in millions):

	Contributions Made	Additional Contributions	Contributions
	Three Months Ended March 31, 2024	Anticipated for 2024	Anticipated for 2025
Defined Benefit Pension Plan	$-	$2.3	$1.8
Non-pension Defined Benefit Postretirement Healthcare Plan	$1.2	$3.4	$4.4
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$0.6	$1.8	$2.8

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

Income Tax Benefit (Expense) and Effective Tax Rates

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Income tax (expense) for the three months ended March 31, 2024 was $16.9 million compared to $14.7 million reported for the same period in 2023. For the three months ended March 31, 2024, the effective tax rate was 11.4% which was comparable to 11.1% for the same period in 2023.

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

Segment information was as follows (in millions):

	Electric Utilities	Gas Utilities	Corporate and Other	Total
Three Months Ended March 31, 2024
External revenues	$219.3	$507.1	$-	$726.4
Inter-segment revenues	2.9	1.6	(4.5)	-
Operating income	64.6	130.8	(2.1)	193.3
Capital expenditures (a)	86.9	85.0	2.4	174.3
Three Months Ended March 31, 2023
External revenues	$215.9	$705.3	$-	$921.2
Inter-segment revenues	2.8	1.6	(4.4)	-
Operating income	61.1	114.6	(0.8)	174.9
Capital expenditures (a)	47.8	54.8	1.1	103.7

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2024	December 31, 2023
Billed Accounts Receivable	$216.1	$198.5
Unbilled Revenue	122.2	154.0
Less: Allowance for Credit Losses	(3.9)	(2.2)
Account Receivable, net	$334.4	$350.3

Changes to allowance for credit losses for the three months ended March 31, 2024 and 2023, respectively, were as follows (in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at March 31,
2024	$2.2	$2.0	$1.1	$(1.4)	$3.9
2023	$3.0	$3.7	$0.6	$(1.9)	$5.4

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2024	December 31, 2023
Materials and supplies	$107.4	$105.9
Fuel - Electric Utilities	7.5	7.7
Natural gas in storage	15.7	47.3
Total materials, supplies and fuel	$130.6	$160.9

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2024	December 31, 2023
Accrued employee compensation, benefits and withholdings	$52.2	$74.8
Accrued property taxes	55.8	52.7
Customer deposits and prepayments	60.3	76.0
Accrued interest	56.0	46.3
Other (none of which is individually significant)	39.6	43.5
Total accrued liabilities	$263.9	$293.3

(14)
Subsequent Events

Except as described in Note 2, there have been no events subsequent to March 31, 2024, which would require recognition in the Consolidated Financial Statements or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2023 Form 10-K.

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

Recent Developments

Environmental Matters - Power Plant Greenhouse Gas Regulations

In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. We are currently evaluating the impact of these rules and believe that most costs incurred as a result of the new rules will be recoverable through our regulatory mechanisms.

Business Segment Recent Developments

Electric Utilities

•
On April 17, 2024, Colorado Electric filed its 120-Day report with the CPUC, recommending 400 MW of renewable energy resources to advance its Clean Energy Plan. Colorado Electric is proposing a preferred portfolio of resources that will add a 200 MW utility-scale solar build-transfer project, 150 MW of wind energy through a power purchase agreement, and a 50 MW battery storage build-transfer project. The energy resources are expected to be in service between 2026 and 2027 and achieve greenhouse gas emission reductions of an estimated 89% by 2030 off a 2005 base. The final composition of resources and timing is subject to review and approval by the CPUC, which is expected in the third quarter of 2024.

•
On January 11, 2024 Wyoming Electric set a new all-time and winter peak load of 314 MW, surpassing the previous winter peak of 301 MW set on December 26, 2023 and all-time peak of 312 MW set on July 24, 2023.

Gas Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Arkansas Gas, Colorado Gas, Iowa Gas and Wyoming Gas.

•
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

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three months ended March 31, 2024 and 2023, and our financial condition as of March 31, 2024 and December 31, 2023, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$64.6	$61.1	$3.5
Gas Utilities	130.8	114.6	16.2
Corporate and Other (a)	(2.1)	(0.8)	(1.3)
Operating income	193.3	174.9	18.4

Interest expense, net	(44.0)	(43.5)	(0.5)
Other income (expense), net	(0.8)	0.7	(1.5)
Income tax (expense)	(16.9)	(14.7)	(2.2)
Net income	131.6	117.4	14.2
Net income attributable to non-controlling interest	(3.7)	(3.3)	(0.4)
Net income available for common stock	$127.9	$114.1	$13.8

Total earnings per share of common stock, Diluted	$1.87	$1.73	$0.14

(a)
Includes inter-segment eliminations.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023:

The variance to the prior year included the following:

•
Electric Utilities’ operating income increased $3.5 million primarily due to new rates and rider recovery driven by the Wyoming Electric rate review and lower operating expenses partially offset by a prior year one-time gain on the sale of Northern Iowa Windpower;

•
Gas Utilities’ operating income increased $16.2 million primarily due to new rates and rider recovery driven by the Colorado Gas and Wyoming Gas rate reviews, favorable mark-to-market adjustments on wholesale commodity contracts and lower operating expenses partially offset by unfavorable weather;

•
Income tax expense increased $2.2 million primarily driven by higher pre-tax income.

Segment Operating Results

A discussion of operating results from our business segments follows. Unless otherwise indicated, segment information does not include inter-company eliminations and amounts are presented on a pre-tax basis.

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

Electric Utilities

Operating results for the Electric Utilities were as follows:

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Revenue:
Electric - regulated	$210.8	$206.7	$4.1
Other - non-regulated	11.4	12.0	(0.6)
Total revenue	222.2	218.7	3.5

Cost of fuel and purchased power:
Electric - regulated	54.3	54.7	(0.4)
Other - non-regulated	0.5	0.7	(0.2)
Total cost of fuel and purchased power	54.8	55.4	(0.6)

Electric Utility margin (non-GAAP)	167.4	163.3	4.1

Operations and maintenance	57.5	57.4	0.1
Depreciation and amortization	35.3	35.1	0.2
Taxes - property and production	10.0	9.7	0.3
	102.8	102.2	0.6

Operating income	$64.6	$61.1	$3.5

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$8.8
Off-system excess energy sales	(2.3)
Weather	(1.2)
Other	(1.2)
$4.1

Operations and maintenance expense was comparable to the same period in the prior year primarily due to $4.5 million of lower outside services expenses, $2.0 million of lower employee-related expenses and $1.3 million of lower generation expenses driven by the timing of planned outages offset by a prior year one-time $7.7 million gain on the sale of Northern Iowa Windpower assets.

Depreciation and amortization was comparable to the same period in the prior year.

Taxes - property and production was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in millions)		Quantities Sold (GWh)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Residential	$62.5	$59.8	388.8	393.9
Commercial	66.7	62.1	511.8	510.8
Industrial	44.1	38.9	553.6	455.9
Municipal	4.3	4.3	34.2	35.8
Subtotal Retail Revenue - Electric	177.6	165.1	1,488.4	1,396.4
Contract Wholesale	5.4	5.4	148.0	144.7
Off-system/Power Marketing Wholesale (a)	3.4	16.1	115.6	256.9
Other (b)	24.4	20.1	-	-
Total Regulated	210.8	206.7	1,752.0	1,798.0
Non-Regulated (c)	11.4	12.0	28.0	54.4
Total Revenue and Quantities Sold	$222.2	$218.7	1,780.0	1,852.4
Other Uses, Losses or Generation, net (d)			101.8	138.3
Total Energy			1,881.8	1,990.7

(a)
Off-system/Power Marketing Wholesale revenues decreased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to lower excess capacity, lower commodity prices and warmer winter weather.
(b)
Primarily related to transmission revenues from the Common Use System.
(c)
Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(d)
Includes company uses and line losses.

	Revenue (in millions)		Quantities Sold (GWh)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Colorado Electric	$69.7	$73.8	555.7	604.5
South Dakota Electric	80.6	86.6	621.1	708.8
Wyoming Electric	60.8	46.7	575.2	484.7
Integrated Generation	11.1	11.6	28.0	54.4
Total Revenue and Quantities Sold	$222.2	$218.7	1,780.0	1,852.4

	Three Months Ended March 31,
Quantities Generated and Purchased by Fuel Type (GWh)	2024	2023
Generated:
Coal	680.7	675.0
Natural Gas and Oil	523.4	501.1
Wind (a)	174.0	230.7
Total Generated	1,378.1	1,406.8
Purchased:
Coal, Natural Gas, Oil and Other Market Purchases	288.9	489.8
Wind and Solar (b)	214.8	94.1
Total Purchased	503.7	583.9

Total Generated and Purchased	1,881.8	1,990.7

(a)
Wind generation decreased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to the sale of Northern Iowa Windpower assets in March 2023.

(b)
Renewable energy purchases increased for the three months ended March 31, 2024, compared to the same period in the prior year primarily due to a new wind energy PPA. In 2022, Wyoming Electric entered into a new PPA with a third party to purchase up to 106 MW of wind energy upon construction of a new renewable generation facility (owned by third party). The new wind generation facility was placed in service in December 2023. The renewable energy from this PPA is used to serve our expanding partnerships with data centers.

	Three Months Ended March 31,
Quantities Generated and Purchased (GWh)	2024	2023
Generated:
Colorado Electric	161.6	160.2
South Dakota Electric	534.6	564.0
Wyoming Electric	215.2	230.6
Integrated Generation	466.7	452.0
Total Generated	1,378.1	1,406.8
Purchased:
Colorado Electric	90.2	197.6
South Dakota Electric	100.6	157.0
Wyoming Electric	295.7	209.8
Integrated Generation	17.2	19.5
Total Purchased	503.7	583.9

Total Generated and Purchased	1,881.8	1,990.7

	Three Months Ended March 31,
	2024		2023
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	2,507	(6)%	2,751	8%
South Dakota Electric	3,134	(9)%	3,446	5%
Wyoming Electric	2,986	(5)%	3,301	10%
Combined (a)	2,820	(7)%	3,099	7%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended March 31,
Contracted generating facilities Availability(a) by fuel type	2024	2023
Coal	95.6%	92.7%
Natural gas and diesel oil	96.7%	94.3%
Wind	90.3%	92.5%
Total Availability	95.5%	93.6%

Wind Capacity Factor (a)	39.8%	48.1%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.

Gas Utilities

Operating results for the Gas Utilities were as follows:

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Revenue:
Natural gas - regulated	$481.7	$674.8	$(193.1)
Other - non-regulated	27.0	32.1	(5.1)
Total revenue	508.7	706.9	(198.2)

Cost of natural gas sold:
Natural gas - regulated	259.9	454.1	(194.2)
Other - non-regulated	2.0	16.9	(14.9)
Total cost of natural gas sold	261.9	471.0	(209.1)

Gas Utility margin (non-GAAP)	246.8	235.9	10.9

Operations and maintenance	78.6	87.1	(8.5)
Depreciation and amortization	30.4	26.5	3.9
Taxes - property and production	7.0	7.7	(0.7)
	116.0	121.3	(5.3)

Operating income	$130.8	$114.6	$16.2

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$13.1
Mark-to-market on non-utility natural gas commodity contracts	3.7
Retail customer growth and usage	1.1
Weather	(7.4)
Other	0.4
$10.9

Operations and maintenance expense decreased primarily due to $5.3 million of lower employee-related expenses, $1.6 million of lower bad debt expense attributable to lower customer billings and $1.2 million of lower travel expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by prior year capital expenditures.

Taxes - property and production was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in millions)		Quantities Sold and Transported (Dth in millions)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Residential	$302.0	$428.6	27.8	29.9
Commercial	119.8	182.5	13.0	14.0
Industrial	5.1	9.2	0.9	1.1
Other	2.8	1.4	-	-
Total Distribution (a)	429.7	621.7	41.7	45.0
Transportation and Transmission	52.0	53.1	46.7	47.2
Total Regulated	481.7	674.8	88.4	92.2
Non-regulated Services (b)	27.0	32.1	-	-
Total Revenue and Quantities Sold	$508.7	$706.9	88.4	92.2

(a)
Gas distribution revenues decreased for the three months ended March 31, 2024, compared to the same period in the prior year primarily due to lower commodity prices. Our Utilities have regulatory mechanisms that allow them to pass prudently incurred costs of energy through to the customer. Customer billing rates are adjusted periodically to reflect changes in our cost of energy.
(b)
Includes Black Hills Energy Services and non-regulated services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	Revenue (in millions)		Quantities Sold and Transported (Dth in millions)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Arkansas Gas	$110.7	$126.6	12.0	11.5
Colorado Gas	117.7	144.9	12.9	14.1
Iowa Gas	61.8	125.5	13.5	14.3
Kansas Gas	50.3	72.2	9.7	11.2
Nebraska Gas	114.3	164.9	27.1	27.1
Wyoming Gas	53.9	72.8	13.2	14.0
Total Revenue and Quantities Sold	$508.7	$706.9	88.4	92.2

	Three Months Ended March 31,
	2024		2023
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	1,772	(12)%	1,666	(18)%
Colorado Gas	2,743	(3)%	3,087	10%
Iowa Gas	2,898	(16)%	3,247	(6)%
Kansas Gas (a)	2,291	(7)%	2,373	(4)%
Nebraska Gas	2,802	(9)%	3,054	--%
Wyoming Gas	3,156	(3)%	3,624	21%
Combined (b)	2,865	(8)%	3,196	4%

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

Corporate and Other

Corporate and Other operating results, including inter-segment eliminations, were as follows:

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Operating (loss)	$(2.1)	$(0.8)	$(1.3)

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

Operating loss was comparable to the same period in the prior year.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Interest expense, net	$(44.0)	$(43.5)	$(0.5)
Other income (expense), net	(0.8)	0.7	(1.5)
Income tax (expense)	(16.9)	(14.7)	(2.2)

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023:

Interest expense, net was comparable to the same period in the prior year.

Other income (expense), net was comparable to the same period in the prior year.

Income tax (expense) increased primarily due to higher pre-tax income. The effective tax rate was comparable to the same period in the prior year. See Note 11 of the Condensed Notes to Consolidated Financial Statements for further information on the effective tax rate.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2023 Annual Report on Form 10-K except as described below.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the three months ended March 31, 2024:

Operating Activities:

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Net income	$131.6	$117.4	$14.2
Non-cash adjustments to Net income	$90.4	$80.8	$9.6
Total earnings	$222.0	$198.2	$23.8
Changes in certain operating assets and liabilities:
Accounts receivable and other current assets	19.1	104.8	(85.7)
Accounts payable and accrued liabilities	(59.6)	(127.2)	67.6
Regulatory assets	54.8	154.7	(99.9)
	$14.3	$132.3	$(118.0)
Other operating activities	(2.9)	(1.8)	(1.1)
Net cash provided by operating activities	$233.4	$328.7	$(95.3)

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Net cash provided by operating activities was $95.3 million lower than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Total earnings (net income plus non-cash adjustments) were $23.8 million higher for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to increased Electric and Gas Utility margins driven by new rates and increased rider revenues and lower operating expenses.

•
Net inflows from changes in certain operating assets and liabilities were $118.0 million lower, primarily attributable to:

o
Cash inflows decreased by $85.7 million as a result of changes in accounts receivable and other current assets primarily driven by fluctuations in commodity prices and weather conditions;

o
Cash outflows decreased by $67.6 million as a result of changes in accounts payable and accrued liabilities primarily driven by fluctuations in commodity prices, payment timing of natural gas and power purchases and changes in other working capital requirements; and

o
Cash inflows decreased by $99.9 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of deferred gas and fuel cost adjustments driven by fluctuations in commodity prices.

•
Cash outflows increased by $1.1 million for other operating activities.

Investing Activities:

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Capital expenditures	$(176.2)	$(119.1)	$(57.1)
Other investing activities	(0.7)	17.6	(18.3)
Net cash (used in) investing activities	$(176.9)	$(101.5)	$(75.4)

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Net cash used in investing activities was $75.4 million higher than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Cash outflows increased by $57.1 million as a result of higher capital expenditures which were primarily driven by Wyoming Electric's Ready Wyoming electric transmission expansion project and Black Hills Energy Renewable Resources' acquisition of a RNG production facility at a landfill in Dubuque, Iowa; and

•
Cash inflows decreased by $18.3 million for other investing activities primarily due to prior year proceeds from the sale of Northern Iowa Windpower assets.

Financing Activities:

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Dividends paid on common stock	$(44.4)	$(41.4)	$(3.0)
Common stock issued	31.2	27.4	3.8
Short-term and long-term debt borrowings, net	-	(185.6)	185.6
Distributions to non-controlling interests	(5.6)	(4.5)	(1.1)
Other financing activities	(1.0)	(5.0)	4.0
Net cash (used in) financing activities	$(19.8)	$(209.1)	$189.3

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Net cash used in financing activities was $189.3 million lower than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Cash outflows decreased $185.6 million as a result of prior year net repayment activity under our Revolving Credit Facility and CP Program;

•
Cash inflows increased $3.8 million due to higher issuances of common stock;

•
Cash outflows increased $3.0 million due to increased dividends paid on common stock; and

•
Cash outflows decreased by $4.0 million for other financing activities.

CAPITAL RESOURCES

See Note 5 of the Condensed Notes to Consolidated Financial Statements for recent financing updates.

Covenant Requirements

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of March 31, 2024. See Note 5 of the Condensed Notes to Consolidated Financial Statements for more information.

Future Financing Plans

We will continue to assess debt and equity needs to support our capital investment plans and other strategic objectives. We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, the issuance of common stock under our ATM program or in an opportunistic block trade. We plan to re-finance our $600 million, 1.037%, senior unsecured notes due August 23, 2024, at or before maturity date.

CREDIT RATINGS

The following table represents the credit ratings and outlook and risk profile of BHC at March 31, 2024:

Rating Agency	Senior Unsecured Rating	Outlook
S&P	BBB+	Stable
Moody's	Baa2	Stable
Fitch (a)	BBB+	Negative

(a)
On January 26, 2024, Fitch reported BBB+ rating and revised to a Negative outlook.

The following table represents the credit ratings of South Dakota Electric at March 31, 2024:

Rating Agency	Senior Secured Rating
S&P	A
Fitch	A

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual	Forecasted
Capital Expenditures by Segment	Three Months Ended March 31, 2024 (a)	2024 (b)	2025	2026	2027	2028
(in millions)
Electric Utilities	$87	$409	$287	$466	$199	$264
Gas Utilities	85	407	387	368	372	373
Corporate and Other	2	24	29	29	27	29
Incremental Projects (c)	-	-	100	400	50	50
	$174	$840	$803	$1,263	$648	$716

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
(b)
Includes actual capital expenditures for the three months ended March 31, 2024.
(c)
These represent projects that are being evaluated by our segments for timing, cost and other factors.

Dividends

Dividends paid on our common stock totaled $44.4 million for the three months ended March 31, 2024, or $0.65 per share. On April 22, 2024, our board of directors declared a quarterly dividend of $0.65 per share payable June 1, 2024, equivalent to an annual dividend of $2.60 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2023 Annual Report on Form 10-K. There were no material changes made as of March 31, 2024.

New Accounting Pronouncements

Other than the pronouncements reported in our 2023 Annual Report on Form 10-K and those discussed in Note 1 of the Condensed Notes to Consolidated Financial Statements, there have been no new accounting pronouncements that are expected to have a material effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our 2023 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at March 31, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 of the Condensed Notes to Consolidated Financial Statements and Note 3 in Item 8 of our 2023 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	1	$53.43	-	-
February 1, 2024 - February 29, 2024	14,597	51.62	-	-
March 1, 2024 - March 31, 2024	1	51.44	-	-
Total	14,599	$51.62	-	-

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

ITEM 6. EXHIBITS

Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	May 9, 2024