Form 10-Q
period 2024-06-30
BLACK HILLS CORP /SD/
filed 2024-08-01
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common stock, $1.00 par value	69,748,458	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our Electric Utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our Utilities
Black Hills Energy Renewable Resources (BHERR)	Black Hills Energy Renewable Resources, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
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
Clean Energy Plan

2030 Ready Plan that establishes a roadmap and preferred resource portfolio for Colorado Electric to achieve the State of Colorado’s requirement calling upon electric utilities to reduce greenhouse gas emissions by a minimum of 80% from 2005 levels by 2030. The recommended resource portfolio proposes the addition of 400 MW of clean energy resources to Colorado Electric's system. Colorado legislation allows electric utilities to own up to 50% of the renewable generation assets added to comply with the Clean Energy Plan.

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

Cooling Degree Day

A cooling degree day is equivalent to each degree that the average of the high and the low temperatures for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.

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

IPP	Independent Power Producer
IRS	United States Internal Revenue Service
IUC	Iowa Utilities Commission
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

Revolving Credit Facility

Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended on May 31, 2024, and will terminate on May 31, 2029. This facility includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment.

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

•
Our ability to obtain sufficient insurance coverage at reasonable costs and whether such coverage will protect us against significant losses; and

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenue	$402.6	$411.3	$1,129.0	$1,332.4

Operating expenses:
Fuel, purchased power and cost of natural gas sold	107.1	121.3	423.7	647.5
Operations and maintenance	141.7	145.8	275.2	286.7
Depreciation and amortization	66.6	64.7	132.5	126.4
Taxes - property and production	16.6	16.0	33.6	33.4
Total operating expenses	332.0	347.8	865.0	1,094.0

Operating income	70.6	63.5	264.0	238.4

Other income (expense):
Interest expense incurred net of amounts capitalized	(48.2)	(43.3)	(94.2)	(87.3)
Interest income	5.6	1.8	7.5	2.3
Other income (expense), net	0.4	(1.5)	(0.5)	(0.9)
Total other income (expense)	(42.2)	(43.0)	(87.2)	(85.9)

Income before income taxes	28.4	20.5	176.8	152.5
Income tax benefit (expense)	(3.7)	6.1	(20.6)	(8.6)
Net income	24.7	26.6	156.2	143.9
Net income attributable to non-controlling interest	(1.9)	(3.5)	(5.6)	(6.8)
Net income available for common stock	$22.8	$23.1	$150.6	$137.1

Earnings per share of common stock:
Earnings per share, Basic	$0.33	$0.35	$2.20	$2.07
Earnings per share, Diluted	$0.33	$0.35	$2.19	$2.06

Weighted average common shares outstanding:
Basic	69.0	66.6	68.6	66.3
Diluted	69.0	66.7	68.7	66.4

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$24.7	$26.6	$156.2	$143.9

Other comprehensive income (loss), net of tax;
Reclassification adjustments of benefit plan liability - net loss (net of tax of $0.0, $0.0, $0.0, and $0.0, respectively)	-	-	0.1	-
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(0.2), $(0.2), $(0.3), and $(0.3), respectively)	0.6	0.5	1.1	1.1
Net unrealized gains (losses) on commodity derivatives (net of tax of $0.0, $0.0, $0.0, and $0.2, respectively)	-	0.1	(0.2)	(0.7)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(0.1), $(0.2), $(0.8), and $(0.6), respectively)	0.4	0.4	2.5	1.9
Other comprehensive income, net of tax	1.0	1.0	3.5	2.3

Comprehensive income	25.7	27.6	159.7	146.2
Less: comprehensive income attributable to non-controlling interest	(1.9)	(3.5)	(5.6)	(6.8)
Comprehensive income available for common stock	$23.8	$24.1	$154.1	$139.4

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	June 30, 2024	December 31, 2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$624.8	$86.6
Restricted cash and equivalents	6.9	6.4
Accounts receivable, net	221.5	350.3
Materials, supplies and fuel	134.8	160.9
Income tax receivable, net	19.8	18.5
Regulatory assets, current	142.9	175.7
Other current assets	22.9	28.2
Total current assets	1,173.6	826.6

Property, plant and equipment	9,238.1	8,917.2
Less: accumulated depreciation	(1,882.6)	(1,797.9)
Total property, plant and equipment, net	7,355.5	7,119.3

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	8.1	8.4
Regulatory assets, non-current	281.9	304.4
Other assets, non-current	67.3	62.2
Total other assets, non-current	1,656.8	1,674.5

TOTAL ASSETS	$10,185.9	$9,620.4

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	June 30, 2024	December 31, 2023
	(in millions)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$155.2	$186.4
Accrued liabilities	259.6	293.3
Derivative liabilities, current	1.7	6.5
Regulatory liabilities, current	90.3	98.9
Notes payable	-	-
Current maturities of long-term debt	600.0	600.0
Total current liabilities	1,106.8	1,185.1

Long-term debt, net of current maturities	4,247.1	3,801.2

Deferred credits and other liabilities:
Deferred income tax liabilities, net	598.5	548.0
Regulatory liabilities, non-current	467.1	467.7
Benefit plan liabilities	122.0	123.9
Other deferred credits and other liabilities	201.0	188.7
Total deferred credits and other liabilities	1,388.6	1,328.3

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholder's equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 69,747,220 and 68,265,042 shares, respectively	69.7	68.3
Additional paid-in capital	2,084.2	2,007.7
Retained earnings	1,219.6	1,158.2
Treasury stock, at cost - 83,160 and 68,073 shares, respectively	(4.9)	(4.1)
Accumulated other comprehensive income (loss)	(11.3)	(14.8)
Total stockholders' equity	3,357.3	3,215.3
Non-controlling interest	86.1	90.5
Total equity	3,443.4	3,305.8

TOTAL LIABILITIES AND TOTAL EQUITY	$10,185.9	$9,620.4

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2024	2023
Operating activities:	(in millions)
Net income	$156.2	$143.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.5	126.4
Deferred financing cost amortization	5.5	4.9
Stock compensation	5.4	4.3
Deferred income taxes	36.6	9.2
Employee benefit plans	5.6	5.9
Other adjustments, net	(4.0)	(6.7)
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	29.0	73.0
Accounts receivable and other current assets	117.1	266.8
Accounts payable and other current liabilities	(77.4)	(201.4)
Regulatory assets	69.8	186.7
Other operating activities, net	(12.3)	(7.9)
Net cash provided by operating activities	464.0	605.1

Investing activities:
Property, plant and equipment additions	(342.4)	(261.7)
Other investing activities	1.7	16.3
Net cash (used in) investing activities	(340.7)	(245.4)

Financing activities:
Dividends paid on common stock	(89.3)	(83.1)
Common stock issued	73.0	54.7
Net borrowings (payments) of Revolving Credit Facility and CP Program	-	(535.6)
Long-term debt - issuance	450.0	350.0
Distributions to non-controlling interests	(10.0)	(9.0)
Other financing activities	(8.3)	(5.1)
Net cash provided by (used in) financing activities	415.4	(228.1)

Net change in cash, restricted cash and cash equivalents	538.7	131.6

Cash, restricted cash and cash equivalents beginning of period	93.0	27.0
Cash, restricted cash and cash equivalents end of period	$631.7	$158.6

Supplemental cash flow information:
Cash (paid) refunded during the period:
Interest (net of amounts capitalized)	$(89.5)	$(75.5)
Income taxes, net of transferred tax credits (Note 11)	14.7	-
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at June 30,	73.0	50.1

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in millions except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2023	68,265,042	$68.3	68,073	$(4.1)	$2,007.7	$1,158.2	$(14.8)	$90.5	$3,305.8
Net income	-	-	-	-	-	127.9	-	3.7	131.6
Other comprehensive income, net of tax	-	-	-	-	-	-	2.5	-	2.5
Dividends on common stock ($0.65 per share)	-	-	-	-	-	(44.4)	-	-	(44.4)
Share-based compensation	104,181	0.1	14,270	(0.6)	1.9	-	-	-	1.4
Issuance of common stock	600,355	0.6	-	-	30.9	-	-	-	31.5
Issuance costs	-	-	-	-	(0.3)	-	-	-	(0.3)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(5.6)	(5.6)
March 31, 2024	68,969,578	$69.0	82,343	$(4.7)	$2,040.2	$1,241.7	$(12.3)	$88.6	$3,422.5
Net income	-	-	-	-	-	22.8	-	1.9	24.7
Other comprehensive income, net of tax	-	-	-	-	-	-	1.0	-	1.0
Dividends on common stock ($0.65 per share)	-	-	-	-	-	(44.9)	-	-	(44.9)
Share-based compensation	9,623	-	817	(0.2)	2.9	-	-	-	2.7
Issuance of common stock	768,019	0.7	-	-	41.5	-	-	-	42.2
Issuance costs	-	-	-	-	(0.4)	-	-	-	(0.4)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4.4)	(4.4)
June 30, 2024	69,747,220	$69.7	83,160	$(4.9)	$2,084.2	$1,219.6	$(11.3)	$86.1	$3,443.4

(unaudited)	Common Stock		Treasury Stock
(in millions except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2022	66,140,396	$66.1	36,726	$(2.4)	$1,882.7	$1,064.1	$(15.6)	$95.0	$3,089.9
Net income	-	-	-	-	-	114.1	-	3.3	117.4
Other comprehensive income, net of tax	-	-	-	-	-	-	1.2	-	1.2
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41.4)	-	-	(41.4)
Share-based compensation	84,735	0.1	4,388	(0.3)	1.9	-	-	-	1.7
Issuance of common stock	445,578	0.5	-	-	27.2	-	-	-	27.7
Issuance costs	-	-	-	-	(0.3)	-	-	-	(0.3)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4.5)	(4.5)
March 31, 2023	66,670,709	$66.7	41,114	$(2.7)	$1,911.5	$1,136.8	$(14.4)	$93.8	$3,191.7
Net income	-	-	-	-	-	23.1	-	3.5	26.6
Other comprehensive income, net of tax	-	-	-	-	-	-	1.0	-	1.0
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41.7)	-	-	(41.7)
Share-based compensation	8,492	-	7,509	(0.5)	2.9	-	-	-	2.4
Issuance of common stock	436,202	0.4	-	-	27.3	-	-	-	27.7
Issuance costs	-	-	-	-	(0.4)	-	-	-	(0.4)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4.5)	(4.5)
June 30, 2023	67,115,403	$67.1	48,623	$(3.2)	$1,941.3	$1,118.2	$(13.3)	$92.8	$3,202.8

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2024, December 31, 2023, and June 30, 2023, financial information. Certain lines of business in which we operate are highly seasonal, and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

Recently Issued Accounting Standards

Improvements to Reportable Segment Disclosures, ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 also allows, in addition to the measure that is most consistent with GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. We do not expect ASU 2023-07 to have an impact on our financial position, results of operations and cash flows; however, are currently evaluating the impact on our consolidated financial statement disclosures.

Improvements to Income Tax Disclosures, ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands public entities’ annual disclosures by requiring disclosure of tax rate reconciliation amounts and percentages for specific categories, income taxes paid disaggregated by federal and state taxes, and income tax expense disaggregated by federal and state taxes jurisdiction. ASU 2023-09 is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, with early adoption permitted. We do not expect ASU 2023-09 to have an impact on our financial position, results of operations and cash flows; however, are currently evaluating the impact on our consolidated financial statement disclosures.

(2)
Regulatory Matters

We had the following regulatory assets and liabilities (in millions):

	As of	As of
	June 30, 2024	December 31, 2023
Regulatory assets
Winter Storm Uri	$129.0	$199.6
Deferred energy and fuel cost adjustments	57.8	55.1
Deferred gas cost adjustments	9.6	4.1
Gas price derivatives	0.5	5.1
Deferred taxes on AFUDC	7.5	7.1
Employee benefit plans and related deferred taxes	87.1	89.3
Environmental	10.6	2.9
Loss on reacquired debt	16.5	17.4
Deferred taxes on flow through accounting	81.1	74.7
Decommissioning costs	2.4	2.4
Other regulatory assets	22.7	22.4
Total regulatory assets	424.8	480.1
Less current regulatory assets	(142.9)	(175.7)
Regulatory assets, non-current	$281.9	$304.4

Regulatory liabilities
Deferred energy and gas costs	$86.5	$88.9
Employee benefit plan costs and related deferred taxes	35.1	36.2
Cost of removal	187.7	181.9
Excess deferred income taxes	241.8	247.1
Other regulatory liabilities	6.3	12.5
Total regulatory liabilities	557.4	566.6
Less current regulatory liabilities	(90.3)	(98.9)
Regulatory liabilities, non-current	$467.1	$467.7

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

Colorado Electric

On June 14, 2024, Colorado Electric filed a rate review with the CPUC seeking recovery of significant infrastructure investments in its 3,200-mile electric distribution and 600-mile electric transmission systems. The rate review requests $36.7 million in new annual revenue with a capital structure of 53% equity and 47% debt and a return on equity of 10.5%. The request seeks to finalize rates in the first quarter of 2025.

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

Iowa Gas

On May 1, 2024, Iowa Gas filed a rate review with the IUC seeking recovery of significant infrastructure investments in its 5,000-mile natural gas pipeline system. The rate review requests $20.7 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 10.5%. Iowa statute allows implementation of interim rates 10 days after filing a rate review and Iowa Gas implemented interim rates, subject to adjustment or refund, effective May 11, 2024. The request seeks to finalize rates in the first quarter of 2025.

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

(3)
Commitments, Contingencies and Guarantees

There have been no significant changes to commitments, contingencies and guarantees from those previously disclosed in Note 3 of our Notes to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K except as described below.

Manufactured Gas Plant

In 2008, we acquired whole and partial liabilities for former manufactured gas plant sites in Nebraska and Iowa, which were previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, now valued at $1.4 million recorded in Other assets, non-current on our Consolidated Balance Sheets, which will be used to help offset remediation costs. During the six months ended June 30, 2024, we increased our Iowa manufactured gas plant site remediation cost estimate by $7.4 million based on recent site investigations and remediation work completed, which resulted in a corresponding increase in our Accrued liabilities and Regulatory assets. As of June 30, 2024, we had an Accrued liability of $11.5 million and a Regulatory asset of $10.6 million on our Consolidated Balance Sheets for the remediation of the manufactured gas plant site in Iowa. The remediation cost estimate could change materially due to results of further investigations, actions of environmental agencies or the financial viability of other responsible parties.

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and six months ended June 30, 2024, and 2023. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended June 30, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$171.3	$152.9	$-	$324.2
Transportation	-	36.0	(0.2)	35.8
Wholesale	6.5	-	-	6.5
Market - off-system sales	5.5	-	-	5.5
Transmission/Other	19.4	10.0	(4.3)	25.1
Revenue from contracts with customers	$202.7	$198.9	$(4.5)	$397.1
Other revenues	2.4	3.1	-	5.5
Total revenues	$205.1	$202.0	$(4.5)	$402.6

Timing of revenue recognition:
Services transferred at a point in time	$7.8	$-	$-	$7.8
Services transferred over time	194.9	198.9	(4.5)	389.3
Revenue from contracts with customers	$202.7	$198.9	$(4.5)	$397.1

Three Months Ended June 30, 2023	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$156.4	$174.8	$-	$331.2
Transportation	-	35.9	(0.1)	35.8
Wholesale	5.7	-	-	5.7
Market - off-system sales	8.4	-	-	8.4
Transmission/Other	19.2	9.2	(4.4)	24.0
Revenue from contracts with customers	$189.7	$219.9	$(4.5)	$405.1
Other revenues	3.4	2.8	-	6.2
Total revenues	$193.1	$222.7	$(4.5)	$411.3

Timing of revenue recognition:
Services transferred at a point in time	$7.8	$-	$-	$7.8
Services transferred over time	181.9	219.9	(4.5)	397.3
Revenue from contracts with customers	$189.7	$219.9	$(4.5)	$405.1

Six Months Ended June 30, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$359.6	$590.3	$-	$949.9
Transportation	-	87.6	(0.2)	87.4
Wholesale	15.0	-	-	15.0
Market - off-system sales	12.0	0.1	-	12.1
Transmission/Other	37.5	21.1	(8.7)	49.9
Revenue from contracts with customers	$424.1	$699.1	$(8.9)	$1,114.3
Other revenues	3.2	11.5	-	14.7
Total revenues	$427.3	$710.6	$(8.9)	$1,129.0

Timing of revenue recognition:
Services transferred at a point in time	$16.5	$-	$-	$16.5
Services transferred over time	407.6	699.1	(8.9)	1,097.8
Revenue from contracts with customers	$424.1	$699.1	$(8.9)	$1,114.3

Six Months Ended June 30, 2023	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$331.3	$810.3	$-	$1,141.6
Transportation	-	88.8	(0.2)	88.6
Wholesale	15.1	-	-	15.1
Market - off-system sales	24.5	0.3	-	24.8
Transmission/Other	36.6	19.2	(8.8)	47.0
Revenue from contracts with customers	$407.5	$918.6	$(9.0)	$1,317.1
Other revenues	4.3	11.0	-	15.3
Total revenues	$411.8	$929.6	$(9.0)	$1,332.4

Timing of revenue recognition:
Services transferred at a point in time	$16.5	$-	$-	$16.5
Services transferred over time	391.0	918.6	(9.0)	1,300.6
Revenue from contracts with customers	$407.5	$918.6	$(9.0)	$1,317.1

(5)
Financing

Short-term Debt

Revolving Credit Facility and CP Program

On May 31, 2024, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of $750 million and extending the term through May 31, 2029, with two one-year extension options (subject to consent from lenders). This facility is similar to the former revolving credit facility, which includes an accordion feature that allows us, with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment, to increase total commitments up to $1.0 billion. Borrowings continue to be available under a base rate or various SOFR options. Based on our current credit ratings, the margins for base rate borrowings, SOFR borrowings and letters of credit will be 0.125%, 1.125% and 1.125%, respectively, and a 0.175% commitment fee will be charged on unused amounts.

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity (dollars in millions) as of:

	June 30, 2024	December 31, 2023
Amount outstanding	$-	$-
Letters of credit (a)	$3.6	$3.7
Available capacity	$746.4	$746.3
Weighted average interest rates	N/A	N/A

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows (dollars in millions):

	Six Months Ended June 30,
	2024	2023
Maximum amount outstanding (based on daily outstanding balances)	$-	$548.7
Average amount outstanding (based on daily outstanding balances)	$-	$164.7
Weighted average interest rates	N/A	4.91%

Long-term Debt

On May 16, 2024, we completed a public debt offering of $450 million, 6.00% senior unsecured notes due January 15, 2035. Proceeds from the offering, which were net of $5.2 million of deferred financing costs, were used for general corporate purposes. We also plan to use the proceeds from the offering, along with available cash or short-term borrowings under our existing facilities, to repay all of our $600 million principal amount outstanding, 1.04%, senior unsecured notes due August 23, 2024, on their maturity date.

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of June 30, 2024. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of June 30, 2024, our Consolidated Indebtedness to Capitalization Ratio was 0.59 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of June 30, 2024. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of June 30, 2024, Wyoming Electric's debt to capitalization ratio was 0.51 to 1.00.

Equity

At-the-Market Equity Offering Program

ATM activity was as follows (in millions, except Average price per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
August 4, 2020 ATM Program
Proceeds, (net of issuance costs of $0.0, $(0.2), $0.0, and $(0.5), respectively)	$-	$21.0	$-	$48.5
Number of shares issued	-	0.3	-	0.8

June 16, 2023 ATM Program
Proceeds, (net of issuance costs of $(0.4), $(0.1), $(0.7), and $(0.1), respectively)	$41.8	$6.4	$73.0	$6.4
Number of shares issued	0.8	0.1	1.4	0.1

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(0.4), $(0.3), $(0.7), and $(0.6), respectively)	$41.8	$27.4	$73.0	$54.9
Number of shares issued	0.8	0.4	1.4	0.9
Average price per share	$55.02	$63.53	$53.92	$62.86

As of June 30, 2024, there were 85,946 shares issued under the ATM Program, but not settled.

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income available for common stock	$22.8	$23.1	$150.6	$137.1

Weighted average shares - basic	69.0	66.6	68.6	66.3
Dilutive effect of equity compensation	-	0.1	0.1	0.1
Weighted average shares - diluted	69.0	66.7	68.7	66.4

Net income available for common stock, per share - Diluted	$0.33	$0.35	$2.19	$2.06

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature (in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity compensation	-	0.1	-	0.1
Restricted stock	-	-	-	-
Anti-dilutive shares excluded from computation of earnings per share	-	0.1	-	0.1

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

To support our Choice Gas Program customers, we buy, sell and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from July 2024 through May 2026. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long and (short) positions as of:

	June 30, 2024		December 31, 2023
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	-	N/A	650,000	3
Natural gas options purchased, net	1,140,000	9	2,850,000	3
Natural gas basis swaps purchased	-	N/A	1,050,000	3
Natural gas over-the-counter swaps, net (b)	5,890,000	25	3,890,000	21
Natural gas physical contracts, net (c)	6,588,860	38	12,582,415	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of June 30, 2024, 315,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchases and normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At June 30, 2024, the Company posted $0.1 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following table presents the fair value and balance sheet classification of our derivative instruments (in millions) as of:

	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(0.3)	$(2.7)
Noncurrent commodity derivatives	Other assets, non-current	-	(0.2)
Total derivatives designated as hedges		$(0.3)	$(2.9)

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(1.4)	$(3.8)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(0.1)	(0.1)
Total derivatives not designated as hedges		$(1.5)	$(3.9)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three and six months ended June 30, 2024, and 2023. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$0.7	$0.7	Interest expense	$(0.7)	$(0.7)
Commodity derivatives	0.6	0.6	Fuel, purchased power and cost of natural gas sold	(0.6)	(0.5)
Total	$1.3	$1.3		$(1.3)	$(1.2)

	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$1.4	$1.4	Interest expense	$(1.4)	$(1.4)
Commodity derivatives	3.0	1.5	Fuel, purchased power and cost of natural gas sold	(3.2)	(2.5)
Total	$4.4	$2.9		$(4.6)	$(3.9)

As of June 30, 2024, $3.1 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three and six months ended June 30, 2024, and 2023. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended June 30,
		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$0.1	$0.4
		$0.1	$0.4

		Six Months Ended June 30,
		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power and cost of natural gas sold	$0.7	$(2.7)
		$0.7	$(2.7)

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. We had $0.5 million in net unrealized losses included in our Regulatory asset accounts related to these financial instruments in our Gas Utilities as of June 30, 2024, and the amount was $5.1 million as of December 31, 2023.

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

	As of June 30, 2024
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$-	$0.7	$-	$(0.7)	$-
Total	$-	$0.7	$-	$(0.7)	$-

Liabilities:
Commodity derivatives - Gas Utilities	$-	$1.9	$-	$(0.1)	$1.8
Total	$-	$1.9	$-	$(0.1)	$1.8

(a)
As of June 30, 2024, $0.7 million of our commodity derivative assets and $0.1 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets (in millions) as of:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$4,847.1	$4,589.6	$4,401.2	$4,215.6

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax (in millions):

		Amount Reclassified from AOCI		Amount Reclassified from AOCI
	Location on the Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(0.7)	$(0.7)	$(1.4)	$(1.4)
Commodity contracts	Fuel, purchased power and cost of natural gas sold	(0.6)	(0.5)	(3.2)	(2.5)
		$(1.3)	$(1.2)	$(4.6)	$(3.9)
Income tax	Income tax expense	0.3	0.3	1.0	0.9
Total reclassification adjustments related to cash flow hedges, net of tax		$(1.0)	$(0.9)	$(3.6)	$(3.0)

Amortization of components of defined benefit plans:
Actuarial (loss)	Operations and maintenance	-	-	(0.1)	-
		$-	$-	$(0.1)	$-
Total reclassification adjustments related to defined benefit plans, net of tax		$-	$-	$(0.1)	$-
Total reclassifications		$(1.0)	$(0.9)	$(3.7)	$(3.0)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows (in millions):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2023	$(6.1)	$(2.5)	$(6.2)	$(14.8)
Other comprehensive income (loss) before reclassifications	-	(0.2)	-	(0.2)
Amounts reclassified from AOCI	1.1	2.5	0.1	3.7
As of June 30, 2024	$(5.0)	$(0.2)	$(6.1)	$(11.3)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
As of December 31, 2022	$(8.3)	$(1.2)	$(6.1)	$(15.6)
Other comprehensive income (loss) before reclassifications	-	(0.7)	-	(0.7)
Amounts reclassified from AOCI	1.1	1.9	-	3.0
As of June 30, 2023	$(7.2)	$-	$(6.1)	$(13.3)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows (in millions):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023
Service cost	$0.6	$0.6	$0.7	$0.8	$0.4	$0.4
Interest cost	4.1	4.4	0.3	0.3	0.6	0.6
Expected return on plan assets	(4.5)	(4.7)	-	-	(0.1)	(0.1)
Net amortization of prior service costs	-	-	-	-	0.1	-
Recognized net actuarial loss	0.5	0.5	-	-	-	-
Net periodic expense	$0.7	$0.8	$1.0	$1.1	$1.0	$0.9

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Six Months Ended June 30,	2024	2023	2024	2023	2024	2023
Service cost	$1.1	$1.2	$1.6	$1.7	$0.8	$0.8
Interest cost	8.2	8.7	0.7	0.7	1.2	1.2
Expected return on plan assets	(9.0)	(9.3)	-	-	(0.1)	(0.1)
Net amortization of prior service costs	-	-	-	-	0.1	-
Recognized net actuarial loss	1.0	1.0	-	-	-	-
Net periodic expense	$1.3	$1.6	$2.3	$2.4	$2.0	$1.9

Plan Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are primarily made in the form of benefit payments. Contributions made in the first six months of 2024 and anticipated contributions for 2024 and 2025 are as follows (in millions):

	Contributions Made	Additional Contributions	Contributions
	Six Months Ended June 30, 2024	Anticipated for 2024	Anticipated for 2025
Defined Benefit Pension Plan	$2.3	$-	$1.8
Non-pension Defined Benefit Postretirement Healthcare Plan	$2.3	$2.3	$4.4
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$1.2	$1.2	$2.8

(11)
Income Taxes

Transfers of Production Tax Credits

In August 2022, President Biden signed H.R. 5376 into law, commonly known as the Inflation Reduction Act of 2022, or IRA. The IRA contains a tax credit transferability provision that allows us to transfer (e.g. sell) PTCs produced after December 31, 2022, to third parties. In June 2024, under this transferability provision, we entered into an agreement with a third party to sell $16.9 million of our 2023 generated PTCs. We elected to account for the net proceeds from the transfer of PTCs as a reduction to income taxes payable under the scope of ASC 740 Income Taxes. We included the discount from the sale of our tax credits as a component of income tax expense. This sale of tax credits is presented within operating activities in the Consolidated Statement of Cash Flows consistent with the presentation of cash taxes paid.

We expect to continue to explore the ability to efficiently monetize our tax credits through third party transferability agreements. We will also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs.

IRS Revenue Procedure 2023-15

On April 14, 2023, the IRS released Revenue Procedure 2023-15 Amounts paid to improve tangible property. The Revenue Procedure provides a safe harbor method of accounting that taxpayers may use to determine whether costs to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized. The Revenue Procedure may be adopted in tax years ending after May 1, 2023. We intend to elect the safe harbor for tax year 2024. We do not expect the Revenue Procedure to have a material impact on our tax repairs deduction.

Income Tax Benefit (Expense) and Effective Tax Rates

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

Income tax benefit (expense) for the three months ended June 30, 2024, was $(3.7) million compared to $6.1 million reported for the same period in 2023. For the three months ended June 30, 2024, the effective tax rate was 13.0% compared to (29.8)% for the same period in 2023. The higher effective tax rate was primarily driven by a prior year $8.2 million tax benefit from a Nebraska income tax rate decrease.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

Income tax (expense) for the six months ended June 30, 2024, was $(20.6) million compared to $(8.6) million reported for the same period in 2023. For the six months ended June 30, 2024, the effective tax rate was 11.7% which compared to 5.6% for the same period in 2023. The higher effective tax rate was primarily driven by a prior year $8.2 million tax benefit from a Nebraska income tax rate decrease.

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

Segment information was as follows (in millions):

	Electric Utilities	Gas Utilities	Corporate and Other	Total
Three Months Ended June 30, 2024
External revenues	$202.1	$200.5	$-	$402.6
Inter-segment revenues	3.0	1.5	(4.5)	-
Operating income	46.3	23.0	1.3	70.6
Capital expenditures (a)	98.7	105.4	2.4	206.5
Three Months Ended June 30, 2023
External revenues	$190.2	$221.1	$-	$411.3
Inter-segment revenues	2.9	1.6	(4.5)	-
Operating income	46.6	17.7	(0.8)	63.5
Capital expenditures (a)	52.1	98.0	1.7	151.8
Six Months Ended June 30, 2024
External revenues	$421.4	$707.6	$-	$1,129.0
Inter-segment revenues	5.9	3.0	(8.9)	-
Operating income	110.9	153.7	(0.6)	264.0
Capital expenditures (a)	185.6	190.4	4.8	380.8
Six Months Ended June 30, 2023
External revenues	$406.1	$926.3	$-	$1,332.4
Inter-segment revenues	5.7	3.3	(9.0)	-
Operating income	107.7	132.4	(1.7)	238.4
Capital expenditures (a)	99.9	152.8	2.8	255.5

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2024	December 31, 2023
Billed Accounts Receivable	$149.1	$198.5
Unbilled Revenue	75.5	154.0
Less: Allowance for Credit Losses	(3.1)	(2.2)
Account Receivable, net	$221.5	$350.3

Changes to allowance for credit losses for the six months ended June 30, 2024, and 2023, respectively, were as follows (in millions):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at June 30,
2024	$2.2	$2.7	$1.8	$(3.6)	$3.1
2023	$3.0	$4.3	$1.4	$(5.5)	$3.2

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies and fuel on the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2024	December 31, 2023
Materials and supplies	$103.2	$105.9
Fuel - Electric Utilities	7.6	7.7
Natural gas in storage	24.0	47.3
Total materials, supplies and fuel	$134.8	$160.9

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2024	December 31, 2023
Accrued employee compensation, benefits and withholdings	$68.2	$74.8
Accrued property taxes	43.7	52.7
Customer deposits and prepayments	54.7	76.0
Accrued interest	45.5	46.3
Other (none of which is individually significant)	47.5	43.5
Total accrued liabilities	$259.6	$293.3

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

Recent Developments

Environmental Matters - Power Plant Greenhouse Gas Regulations

In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. We are currently evaluating the impact of these rules through our integrated resource plans and believe that costs incurred because of the new rules will be recoverable through our regulatory mechanisms.

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Colorado Electric.

•
On July 11, 2024, Wyoming Electric announced it will partner with Meta to provide power for its newest AI data center to be constructed in Cheyenne, Wyoming. Wyoming Electric plans to procure market energy under its Large Power Contract Service tariff with customized energy resources essential to Meta's operations and sustainability objectives.

•
On April 17, 2024, Colorado Electric filed its 120-Day report with the CPUC, recommending 400 MW of renewable energy resources to advance its Clean Energy Plan. The final composition of resources and timing is subject to review and approval by the CPUC, which is expected later this year.

•
On January 11, 2024, Wyoming Electric set a new all-time and winter peak load of 314 MW, surpassing the previous winter peak of 301 MW set on December 26, 2023, and all-time peak of 312 MW set on July 24, 2023.

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

Corporate and Other

•
See Note 5 of the Condensed Notes to Consolidated Financial Statements for information regarding our May 16, 2024, debt offering.
•
On May 31, 2024, we amended and restated our corporate Revolving Credit Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.
•
During the second quarter, we published our 2023 Corporate Sustainability Report, highlighting our environmental, social and governance impacts and our progress on major projects and climate goals. We reported a 27% reduction in greenhouse gas emissions from our natural gas distribution system since 2022 and are on track to achieve our goal of net zero emissions by 2035. Additionally, we have reduced our electric utility greenhouse gas emissions by nearly one third since 2005 and are on track to achieve our goals to reduce electric emissions intensity by 40% by 2030 and 70% by 2040 compared to 2005.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and six months ended June 30, 2024, and 2023, and our financial condition as of June 30, 2024, and December 31, 2023, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$46.3	$46.6	$(0.3)	$110.9	$107.7	$3.2
Gas Utilities	23.0	17.7	5.3	153.7	132.4	21.3
Corporate and Other (a)	1.3	(0.8)	2.1	(0.6)	(1.7)	1.1
Operating income	70.6	63.5	7.1	264.0	238.4	25.6

Interest expense, net	(42.6)	(41.5)	(1.1)	(86.7)	(85.0)	(1.7)
Other income (expense), net	0.4	(1.5)	1.9	(0.5)	(0.9)	0.4
Income tax benefit (expense)	(3.7)	6.1	(9.8)	(20.6)	(8.6)	(12.0)
Net income	24.7	26.6	(1.9)	156.2	143.9	12.3
Net income attributable to non-controlling interest	(1.9)	(3.5)	1.6	(5.6)	(6.8)	1.2
Net income available for common stock	$22.8	$23.1	$(0.3)	$150.6	$137.1	$13.5

Total earnings per share of common stock, Diluted	$0.33	$0.35	$(0.02)	$2.19	$2.06	$0.13

(a)
Includes inter-segment eliminations.

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

The variance to the prior year included the following:

•
Electric Utilities’ operating income was comparable primarily due to higher operating expenses and impacts from unplanned generation outages mostly offset by new rates and rider recovery;

•
Gas Utilities’ operating income increased $5.3 million primarily due to new rates and rider recovery driven by the Colorado Gas, RMNG, Iowa Gas and Wyoming Gas rate reviews and lower operating expenses partially offset by unfavorable weather;

•
Income tax expense increased $9.8 million primarily driven by higher pre-tax income and a higher effective tax rate. The higher effective tax rate was primarily due to a prior year $8.2 million tax benefit from a Nebraska income tax rate decrease.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

The variance to the prior year included the following:

•
Electric Utilities’ operating income increased $3.2 million primarily due to new rates and rider recovery and lower operating expenses partially offset by a prior year one-time gain on the sale of Northern Iowa Windpower assets and impacts from unplanned generation outages;

•
Gas Utilities’ operating income increased $21.3 million primarily due to new rates and rider recovery driven by the Colorado Gas, RMNG and Wyoming Gas rate reviews, favorable mark-to-market adjustments on wholesale commodity contracts and lower operating expenses partially offset by unfavorable weather;

•
Income tax expense increased $12.0 million primarily driven by higher pre-tax income and a higher effective tax rate. The higher effective tax rate was primarily due to a prior year $8.2 million tax benefit from a Nebraska income tax rate decrease.

Segment Operating Results

A discussion of operating results from our business segments follows. Unless otherwise indicated, segment information does not include inter-segment eliminations and amounts are presented on a pre-tax basis.

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP and a “non-GAAP financial measure", Electric and Gas Utility margin. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Electric and Gas Utility margin (revenue less cost of sales) is a non-GAAP financial measure due to the exclusion of operation and maintenance expenses, depreciation and amortization expenses, and property and production taxes from the measure.

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

Electric Utilities

Operating results for the Electric Utilities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions)
Revenue:
Electric - regulated	$195.0	$182.8	$12.2	$405.8	$389.5	$16.3
Other - non-regulated	10.1	10.3	(0.2)	21.5	22.3	(0.8)
Total revenue	205.1	193.1	12.0	427.3	411.8	15.5

Cost of fuel and purchased power:
Electric - regulated	45.7	36.0	9.7	100.1	90.7	9.4
Other - non-regulated	0.2	0.4	(0.2)	0.7	1.1	(0.4)
Total cost of fuel and purchased power	45.9	36.4	9.5	100.8	91.8	9.0

Electric Utility margin (non-GAAP)	159.2	156.7	2.5	326.5	320.0	6.5

Operations and maintenance	68.1	65.4	2.7	125.5	122.8	2.7
Depreciation and amortization	35.5	35.8	(0.3)	70.8	70.9	(0.1)
Taxes - property and production	9.3	8.9	0.4	19.3	18.6	0.7
	112.9	110.1	2.8	215.6	212.3	3.3

Operating income	$46.3	$46.6	$(0.3)	$110.9	$107.7	$3.2

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

Electric Utility margin increased as a result of the following:

(in millions)
Weather	$2.4
New rates and rider recovery	2.3
Retail customer growth and usage	1.8
Integrated Generation (a)	(4.4)
Other	0.4
$2.5

(a)
Primarily driven by lower revenues due to unplanned outages at Wygen I and Pueblo Airport Generation #4-5.

Operations and maintenance expense increased primarily due to $1.9 million of higher outside services expenses driven by unplanned Integrated Generation outages and $1.2 million of higher insurance expense.

Depreciation and amortization was comparable to the same period in the prior year.

Taxes - property and production was comparable to the same period in the prior year.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$10.5
Weather	1.2
Integrated Generation (a)	(3.5)
Off-system excess energy sales	(3.2)
Other	1.5
$6.5

(a)
Primarily driven by lower revenues due to unplanned outages at Wygen I and Pueblo Airport Generation #4-5.

Operations and maintenance expense increased primarily due to a prior year one-time $7.7 million gain on the sale of Northern Iowa Windpower assets and $1.6 million of higher insurance expense partially offset by $3.2 million of lower employee-related expenses and $2.6 million of lower outside services expenses.

Depreciation and amortization was comparable to the same period in the prior year.

Taxes - property and production was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in millions)				Quantities Sold (GWh)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Residential	$50.8	$47.4	$113.3	$107.2	323.5	302.9	712.3	696.7
Commercial	64.6	63.5	131.3	125.6	506.9	498.2	1,018.7	1,009.0
Industrial	42.3	34.5	86.4	73.4	558.3	502.1	1,111.9	958.1
Municipal	4.1	4.2	8.4	8.5	36.1	37.6	70.3	73.4
Subtotal Retail Revenue - Electric	161.8	149.6	339.4	314.7	1,424.8	1,340.8	2,913.2	2,737.2
Contract Wholesale	4.0	3.2	9.4	8.6	137.6	118.4	285.6	263.1
Off-system/Power Marketing Wholesale (a)	4.0	6.0	7.4	22.1	164.2	123.3	279.8	380.1
Other (b)	25.2	24.0	49.6	44.1	-	-	-	-
Total Regulated	195.0	182.8	405.8	389.5	1,726.6	1,582.5	3,478.6	3,380.4
Non-Regulated (c)	10.1	10.3	21.5	22.3	21.1	22.8	49.1	77.2
Total Revenue and Quantities Sold	$205.1	$193.1	$427.3	$411.8	1,747.7	1,605.3	3,527.7	3,457.6
Other Uses, Losses or Generation, net (d)					25.1	109.6	126.9	248.0
Total Energy					1,772.8	1,714.9	3,654.6	3,705.6

(a)
Off-system/Power Marketing Wholesale revenues decreased for the six months ended June 30, 2024, compared to the same period in the prior year primarily due to lower excess capacity and lower commodity prices.
(b)
Primarily related to transmission revenues from the Common Use System.
(c)
Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(d)
Includes company uses and line losses.

	Revenue (in millions)				Quantities Sold (GWh)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Colorado Electric	$64.1	$62.3	$133.8	$136.1	585.7	536.8	1,141.4	1,141.3
South Dakota Electric	75.9	71.0	156.5	157.6	591.4	545.2	1,212.5	1,254.0
Wyoming Electric	55.6	49.9	116.4	96.6	549.5	500.5	1,124.7	985.1
Integrated Generation	9.5	9.9	20.6	21.5	21.1	22.8	49.1	77.2
Total Revenue and Quantities Sold	$205.1	$193.1	$427.3	$411.8	1,747.7	1,605.3	3,527.7	3,457.6

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased by Fuel Type (GWh)	2024	2023	2024	2023
Generated:
Coal	478.1	620.9	1,158.8	1,295.9
Natural Gas and Oil	451.5	451.2	974.9	952.3
Wind	161.7	150.6	335.7	381.3
Total Generated	1,091.3	1,222.7	2,469.4	2,629.5
Purchased:
Coal, Natural Gas, Oil and Other Market Purchases	350.6	421.1	639.5	910.9
Wind and Solar (a)	330.9	71.1	545.7	165.2
Total Purchased	681.5	492.2	1,185.2	1,076.1

Total Generated and Purchased	1,772.8	1,714.9	3,654.6	3,705.6

(a)
Renewable energy purchases increased for the three and six months ended June 30, 2024, compared to the same period in the prior year primarily due to new wind and solar energy PPAs. In 2022, Wyoming Electric entered into two new PPAs with third parties to purchase up to 106 MW of wind energy and up to 150 MW of solar energy, upon construction of new renewable generation facilities (owned by third parties). The new wind generation facility was placed in service in December 2023 and the solar facility was placed in service in March 2024. The renewable energy from these PPAs is used to serve our expanding partnerships with data centers.

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased (GWh)	2024	2023	2024	2023
Generated:
Colorado Electric	223.0	120.4	384.6	280.6
South Dakota Electric	419.8	447.5	954.4	1,011.5
Wyoming Electric	187.8	215.1	403.0	445.7
Integrated Generation	260.7	439.7	727.4	891.7
Total Generated	1,091.3	1,222.7	2,469.4	2,629.5
Purchased:
Colorado Electric	172.7	128.4	262.9	326.0
South Dakota Electric	163.0	104.3	263.6	261.3
Wyoming Electric	329.8	246.2	625.5	456.0
Integrated Generation	16.0	13.3	33.2	32.8
Total Purchased	681.5	492.2	1,185.2	1,076.1

Total Generated and Purchased	1,772.8	1,714.9	3,654.6	3,705.6

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	524	(12)%	588	(5)%	3,031	(7)%	3,339	6%
South Dakota Electric	898	(15)%	1,035	(5)%	4,032	(10)%	4,481	3%
Wyoming Electric	1,040	(10)%	1,081	(9)%	4,026	(7)%	4,382	5%
Combined (a)	757	(13)%	840	(6)%	3,577	(8)%	3,940	4%

Cooling Degree Days:
Colorado Electric	343	25%	131	(56)%	343	25%	131	(56)%
South Dakota Electric	114	8%	36	(67)%	114	8%	36	(67)%
Wyoming Electric	118	75%	14	(82)%	118	75%	14	(82)%
Combined (a)	219	25%	75	(60)%	219	25%	75	(60)%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended June 30,		Six Months Ended June 30,
Contracted generating facilities Availability(a) by fuel type	2024	2023	2024	2023
Coal (b)	75.5%	92.0%	85.6%	92.4%
Natural gas and diesel oil (b)	91.6%	93.5%	94.1%	93.9%
Wind	92.1%	93.0%	91.2%	93.4%
Total Availability	87.1%	93.0%	91.3%	93.4%

Wind Capacity Factor (a)	36.9%	34.4%	38.4%	41.2%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)
2024 included unplanned outages at Wygen I and Pueblo Airport Generation #4-5.

Gas Utilities

Operating results for the Gas Utilities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions)
Revenue:
Natural gas - regulated	$186.6	$206.7	$(20.1)	$668.3	$881.5	$(213.2)
Other - non-regulated	15.4	16.0	(0.6)	42.3	48.1	(5.8)
Total revenue	202.0	222.7	(20.7)	710.6	929.6	(219.0)

Cost of natural gas sold:
Natural gas - regulated	58.8	81.6	(22.8)	318.4	535.6	(217.2)
Other - non-regulated	2.5	3.4	(0.9)	4.8	20.3	(15.5)
Total cost of natural gas sold	61.3	85.0	(23.7)	323.2	555.9	(232.7)

Gas Utility margin (non-GAAP)	140.7	137.7	3.0	387.4	373.7	13.7

Operations and maintenance	79.3	84.0	(4.7)	157.9	171.2	(13.3)
Depreciation and amortization	31.1	28.8	2.3	61.5	55.3	6.2
Taxes - property and production	7.3	7.2	0.1	14.3	14.8	(0.5)
	117.7	120.0	(2.3)	233.7	241.3	(7.6)

Operating income	$23.0	$17.7	$5.3	$153.7	$132.4	$21.3

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$9.1
Retail customer growth and usage	0.9
Weather	(6.2)
Mark-to-market on non-utility natural gas commodity contracts	(0.5)
Other	(0.3)
$3.0

Operations and maintenance expense decreased primarily due to lower employee-related expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Taxes - property and production was comparable to the same period in the prior year.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$22.1
Mark-to-market on non-utility natural gas commodity contracts	3.2
Retail customer growth and usage	2.4
Weather	(13.6)
Other	(0.4)
$13.7

Operations and maintenance expense decreased primarily due to $11.5 million of lower employee-related expenses and $1.9 million of lower outside services expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Taxes - property and production was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in millions)				Quantities Sold and Transported (Dth in millions)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Residential	$103.6	$116.6	$405.6	$545.2	6.9	7.6	34.7	37.5
Commercial	38.5	44.3	158.3	226.8	3.9	4.1	16.9	18.1
Industrial	5.8	7.1	10.9	16.3	1.8	1.4	2.7	2.4
Other	2.6	2.8	5.4	4.2	-	-	-	-
Total Distribution (a)	150.5	170.8	580.2	792.5	12.6	13.1	54.3	58.0
Transportation and Transmission	36.1	35.9	88.1	89.0	34.5	34.2	81.2	81.4
Total Regulated	186.6	206.7	668.3	881.5	47.1	47.3	135.5	139.4
Non-regulated Services (b)	15.4	16.0	42.3	48.1	-	-	-	-
Total Revenue and Quantities Sold	$202.0	$222.7	$710.6	$929.6	47.1	47.3	135.5	139.4

(a)
Gas distribution revenues decreased for the three and six months ended June 30, 2024, compared to the same period in the prior year primarily due to lower commodity prices. Our Utilities have regulatory mechanisms that allow them to pass prudently incurred costs of energy through to the customer. Customer billing rates are adjusted periodically to reflect changes in our cost of energy.
(b)
Includes Black Hills Energy Services and non-regulated services under the Service Guard Comfort Plan, Tech Services and HomeServe.

	Revenue (in millions)				Quantities Sold and Transported (Dth in millions)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Arkansas Gas	$31.2	$35.2	$141.8	$161.8	5.0	5.3	17.0	16.7
Colorado Gas	42.3	51.5	160.0	196.4	5.1	5.6	18.0	19.7
Iowa Gas	27.6	23.9	89.4	149.4	7.1	7.1	20.6	21.4
Kansas Gas	20.9	23.5	71.2	95.7	7.9	7.1	17.6	18.3
Nebraska Gas	50.4	57.7	164.7	222.6	14.5	15.7	41.6	42.8
Wyoming Gas	29.6	30.9	83.5	103.7	7.5	6.5	20.7	20.5
Total Revenue and Quantities Sold	$202.0	$222.7	$710.6	$929.6	47.1	47.3	135.5	139.4

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	144	(54)%	278	(15)%	1,916	(17)%	1,944	(18)%
Colorado Gas	790	(9)%	900	2%	3,533	(5)%	3,987	8%
Iowa Gas	507	(27)%	583	(20)%	3,405	(18)%	3,830	(9)%
Kansas Gas (a)	266	(37)%	370	(18)%	2,557	(11)%	2,743	(6)%
Nebraska Gas	457	(26)%	516	(21)%	3,259	(12)%	3,570	(4)%
Wyoming Gas	1,096	(9)%	1,149	(3)%	4,252	(5)%	4,773	14%
Combined (b)	587	(20)%	674	(10)%	3,452	(10)%	3,870	1%

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

Corporate and Other

Corporate and Other operating results, including inter-segment eliminations, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions)
Operating income, (loss)	$1.3	$(0.8)	$2.1	$(0.6)	$(1.7)	$1.1

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

Operating income was comparable to the same period in the prior year.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

Operating loss was comparable to the same period in the prior year.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions)
Interest expense, net	$(42.6)	$(41.5)	$(1.1)	$(86.7)	$(85.0)	$(1.7)
Other income (expense), net	0.4	(1.5)	1.9	(0.5)	(0.9)	0.4
Income tax benefit (expense)	(3.7)	6.1	(9.8)	(20.6)	(8.6)	(12.0)

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023:

Interest expense, net was comparable to the same period in the prior year primarily due to higher interest rates on higher long-term debt balances mostly offset by increased interest income on higher cash and cash equivalents balances.

Other income, net was comparable to the same period in the prior year.

Income tax (expense) increased primarily due to higher pre-tax income and a higher effective tax rate. For the three months ended June 30, 2024, the effective tax rate was 13.0% compared to (29.8)% for the same period in 2023. The higher effective tax rate was primarily driven by a prior year $8.2 million tax benefit from a Nebraska income tax rate decrease.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023:

Interest expense, net was comparable to the same period in the prior year primarily due to higher interest rates on higher long-term debt balances mostly offset by increased interest income on higher cash and cash equivalents balances.

Other income (expense), net was comparable to the same period in the prior year.

Income tax (expense) increased primarily due to higher pre-tax income and a higher effective tax rate. For the six months ended June 30, 2024, the effective tax rate was 11.7% compared to 5.6% for the same period in 2023. The higher effective tax rate was primarily driven by a prior year $8.2 million tax benefit from a Nebraska income tax rate decrease.

Liquidity and Capital Resources

There have been no material changes in Liquidity and Capital Resources from those reported in Item 7 of our 2023 Annual Report on Form 10-K except as described below.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the six months ended June 30, 2024:

Operating Activities:

	Six Months Ended June 30,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Net income	$156.2	$143.9	$12.3
Non-cash adjustments to Net income	$181.6	$144.0	$37.6
Total earnings	$337.8	$287.9	$49.9
Changes in certain operating assets and liabilities:
Materials, supplies and fuel, Accounts receivable and other current assets	146.1	339.8	(193.7)
Accounts payable and other current liabilities	(77.4)	(201.4)	124.0
Regulatory assets	69.8	186.7	(116.9)
Net inflow (outflow) from changes in certain operating assets and liabilities	$138.5	$325.1	$(186.6)
Other operating activities	(12.3)	(7.9)	(4.4)
Net cash provided by operating activities	$464.0	$605.1	$(141.1)

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

Net cash provided by operating activities was $141.1 million lower than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Total earnings (net income plus non-cash adjustments) were $49.9 million higher for the six months ended June 30, 2024, compared to the same period in the prior year primarily due to increased Electric and Gas Utility margins driven by new rates and increased rider revenues and lower operating expenses.

•
Net inflows from changes in certain operating assets and liabilities were $186.6 million lower, primarily attributable to:

•
Cash inflows decreased by $193.7 million as a result of changes in materials, supplies, fuel, accounts receivable and other current assets primarily driven by fluctuations in commodity prices and weather conditions;

•
Cash outflows decreased by $124.0 million as a result of changes in accounts payable and accrued liabilities primarily driven by fluctuations in commodity prices, payment timing of natural gas and power purchases and changes in other working capital requirements; and

•
Cash inflows decreased by $116.9 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of deferred gas and fuel cost adjustments driven by fluctuations in commodity prices and lower recoveries of Winter Storm Uri costs from customers.

•
Cash outflows increased by $4.4 million from other operating activities primarily due to higher contributions to our Defined Benefit Pension Plan.

Investing Activities:

	Six Months Ended June 30,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Capital expenditures	$(342.4)	$(261.7)	$(80.7)
Other investing activities	1.7	16.3	(14.6)
Net cash (used in) investing activities	$(340.7)	$(245.4)	$(95.3)

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

Net cash used in investing activities was $95.3 million higher than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Cash outflows increased by $80.7 million as a result of higher capital expenditures which were primarily driven by Wyoming Electric's Ready Wyoming electric transmission expansion project and Black Hills Energy Renewable Resources' acquisition of a RNG production facility at a landfill in Dubuque, Iowa; and

•
Cash inflows decreased by $14.6 million for other investing activities primarily due to prior year proceeds from the sale of Northern Iowa Windpower assets.

Financing Activities:

	Six Months Ended June 30,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Dividends paid on common stock	$(89.3)	$(83.1)	$(6.2)
Common stock issued	73.0	54.7	18.3
Short-term and long-term debt borrowings, net	450.0	(185.6)	635.6
Distributions to non-controlling interests	(10.0)	(9.0)	(1.0)
Other financing activities	(8.3)	(5.1)	(3.2)
Net cash provided by (used in) financing activities	$415.4	$(228.1)	$643.5

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

Net cash provided by financing activities was $643.5 million higher than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Cash inflows increased $635.6 million as a result of proceeds from the May 16, 2024, debt offering and prior year net repayment activity under our Revolving Credit Facility and CP Program;

•
Cash inflows increased $18.3 million due to higher issuances of common stock;

•
Cash outflows increased $6.2 million due to increased dividends paid on common stock; and

•
Cash outflows increased $3.2 million for other financing activities due to financing costs from the May 16, 2024, debt offering.

CAPITAL RESOURCES

See Note 5 of the Condensed Notes to Consolidated Financial Statements for recent financing updates.

Financial Covenants

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of June 30, 2024. See Note 5 of the Condensed Notes to Consolidated Financial Statements for more information.

Future Financing Plans

We will continue to assess debt and equity needs to support our capital investment plans and other strategic objectives. We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, the issuance of common stock under our ATM program or in an opportunistic block trade. Proceeds from the May 16, 2024, debt offering, along with available cash or short-term borrowings, will be used to repay our $600 million, 1.04%, senior unsecured notes due August 23, 2024, on their maturity date.

CREDIT RATINGS

The following table represents the credit ratings and outlook and risk profile of BHC at June 30, 2024:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody's	Baa2	Stable
Fitch (b)	BBB+	Negative

(a)
On May 9, 2024, S&P reported BBB+ rating and maintained a Stable outlook.
(b)
On January 26, 2024, Fitch reported BBB+ rating and revised to a Negative outlook.

The following table represents the credit ratings of South Dakota Electric at June 30, 2024:

Rating Agency	Senior Secured Rating
S&P	A
Fitch	A

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual	Forecasted
Capital Expenditures by Segment (minor differences may result due to rounding)	Six Months Ended June 30, 2024 (a)	2024 (b)	2025	2026	2027	2028
	(in millions)
Electric Utilities	$186	$409	$287	$466	$199	$264
Gas Utilities	190	407	387	368	372	373
Corporate and Other	5	24	29	29	27	29
Incremental Projects (c)	-	-	100	400	50	50
	$381	$840	$803	$1,263	$648	$717

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
(b)
Includes actual capital expenditures for the six months ended June 30, 2024.
(c)
These represent projects that are being evaluated by our segments for timing, cost and other factors.

Dividends

Dividends paid on our common stock totaled $89.3 million for the six months ended June 30, 2024, or $0.65 per share. On July 22, 2024, our board of directors declared a quarterly dividend of $0.65 per share payable September 1, 2024, equivalent to an annual dividend of $2.60 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility and our future business prospects.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2023 Annual Report on Form 10-K. There were no material changes made as of June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at June 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 of the Condensed Notes to Consolidated Financial Statements and Note 3 in Item 8 of our 2023 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	1	$53.86	-	-
May 1, 2024 - May 31, 2024	70	56.47	-	-
June 1, 2024 - June 30, 2024	1	56.44	-	-
Total	72	$56.44	-	-

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number	Description
4.1	Thirteenth Supplemental Indenture dated as of May 16, 2024, (filed as Exhibit 4.1 to the Registrant's Form 8-K filed on May 16, 2024).
10.1

Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 31, 2024, (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party there, as Banks, and U.S. Bank, National Association, as Administrative Agent. (filed as Exhibit 10.1 to the Registrant's Form 8-K on June 5, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	August 1, 2024