Form 10-Q
period 2024-09-30
BLACK HILLS CORP /SD/
filed 2024-11-07
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 4, 2024
Common stock, $1.00 par value	71,573,235	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our Electric Utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our Utilities
Black Hills Energy Renewable Resources (BHERR)	Black Hills Energy Renewable Resources, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
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
Clean Energy Plan

Establishes a roadmap and preferred resource portfolio for Colorado Electric to achieve the State of Colorado’s requirement calling upon electric utilities to reduce greenhouse gas emissions by a minimum of 80% from 2005 levels by 2030. The preferred resource portfolio proposes the addition of 350 MW of clean energy resources to Colorado Electric's system. Colorado legislation allows electric utilities to own up to 50% of the renewable generation assets added to comply with the Clean Energy Plan.

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation, the risk factors described in Item 1A of Part I of our 2023 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and other reports that we file with the SEC from time to time, and the following:

•
Our ability to obtain adequate cost recovery for our utility operations through regulatory proceedings and favorable rulings on periodic applications to recover costs for capital additions, plant retirements and decommissioning, fuel, transmission, purchased power and other operating costs, and the timing in which new rates would go into effect;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenue	$401.6	$407.1	$1,530.6	$1,739.6

Operating expenses:
Fuel, purchased power, and cost of natural gas sold	94.5	102.2	518.2	749.8
Operations and maintenance	145.6	125.7	420.8	412.5
Depreciation and amortization	69.3	64.9	201.8	191.2
Taxes - property and production	16.4	16.5	50.0	49.9
Total operating expenses	325.8	309.3	1,190.8	1,403.4

Operating income	75.8	97.8	339.8	336.2

Other income (expense):
Interest expense incurred, net of amounts capitalized	(50.6)	(44.5)	(144.8)	(131.8)
Interest income	5.4	3.5	12.9	5.8
Other income (expense), net	(1.3)	(0.6)	(1.7)	(1.5)
Total other income (expense)	(46.5)	(41.6)	(133.6)	(127.5)

Income before income taxes	29.3	56.2	206.2	208.7
Income tax (expense)	(2.9)	(7.4)	(23.6)	(16.0)
Net income	26.4	48.8	182.6	192.7
Net income attributable to non-controlling interest	(2.0)	(3.4)	(7.6)	(10.2)
Net income available for common stock	$24.4	$45.4	$175.0	$182.5

Earnings per share of common stock:
Earnings per share, Basic	$0.35	$0.67	$2.53	$2.74
Earnings per share, Diluted	$0.35	$0.67	$2.52	$2.74

Weighted average common shares outstanding:
Basic	70.5	67.3	69.2	66.7
Diluted	70.6	67.4	69.3	66.7

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$26.4	$48.8	$182.6	$192.7

Other comprehensive income (loss), net of tax;
Reclassification adjustments of benefit plan liability - net loss (net of tax of $0.0, $0.0, $0.0, and $(0.1), respectively)	-	-	0.1	0.1
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(0.2), $(0.2), $(0.5), and $(0.5), respectively)	0.6	0.6	1.7	1.6
Net unrealized gains (losses) on commodity derivatives (net of tax of $0.0, $0.1, $0.0, and $0.3, respectively)	0.1	(0.2)	(0.1)	(0.9)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(0.0), $0.0, $(0.7), and $(0.6), respectively)	-	-	2.5	1.9
Other comprehensive income, net of tax	0.7	0.4	4.2	2.7

Comprehensive income	27.1	49.2	186.8	195.4
Less: comprehensive income attributable to non-controlling interest	(2.0)	(3.4)	(7.6)	(10.2)
Comprehensive income available for common stock	$25.1	$45.8	$179.2	$185.2

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	September 30, 2024	December 31, 2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$12.5	$86.6
Restricted cash and equivalents	7.1	6.4
Accounts receivable, net	205.4	350.3
Materials, supplies and fuel	155.4	160.9
Income tax receivable, net	19.9	18.5
Regulatory assets, current	156.1	175.7
Other current assets	43.1	28.2
Total current assets	599.5	826.6

Property, plant and equipment	9,383.0	8,917.2
Less: accumulated depreciation	(1,913.4)	(1,797.9)
Total property, plant and equipment, net	7,469.6	7,119.3

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	7.9	8.4
Regulatory assets, non-current	276.1	304.4
Other assets, non-current	66.1	62.2
Total other assets, non-current	1,649.6	1,674.5

TOTAL ASSETS	$9,718.7	$9,620.4

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	September 30, 2024	December 31, 2023
	(in millions)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136.3	$186.4
Accrued liabilities	291.7	293.3
Derivative liabilities, current	4.5	6.5
Regulatory liabilities, current	86.2	98.9
Notes payable	17.5	-
Current maturities of long-term debt	-	600.0
Total current liabilities	536.2	1,185.1

Long-term debt, net of current maturities	4,248.8	3,801.2

Deferred credits and other liabilities:
Deferred income tax liabilities, net	603.3	548.0
Regulatory liabilities, non-current	470.8	467.7
Benefit plan liabilities	122.9	123.9
Other deferred credits and other liabilities	204.5	188.7
Total deferred credits and other liabilities	1,401.5	1,328.3

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholder's equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 71,676,746 and 68,265,042 shares, respectively	71.7	68.3
Additional paid-in capital	2,193.9	2,007.7
Retained earnings	1,197.5	1,158.2
Treasury stock, at cost - 101,471 and 68,073 shares, respectively	(5.9)	(4.1)
Accumulated other comprehensive income (loss)	(10.6)	(14.8)
Total stockholders' equity	3,446.6	3,215.3
Non-controlling interest	85.6	90.5
Total equity	3,532.2	3,305.8

TOTAL LIABILITIES AND TOTAL EQUITY	$9,718.7	$9,620.4

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2024	2023
Operating activities:	(in millions)
Net income	$182.6	$192.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201.8	191.2
Deferred financing cost amortization	8.2	6.9
Stock compensation	8.2	4.6
Deferred income taxes	39.6	16.1
Employee benefit plans	8.9	7.9
Other adjustments, net	(1.8)	(6.1)
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	10.9	43.5
Accounts receivable and other current assets	123.9	302.8
Accounts payable and other current liabilities	(61.8)	(186.5)
Regulatory assets	61.6	199.1
Other operating activities, net	(16.0)	(16.2)
Net cash provided by operating activities	566.1	756.0

Investing activities:
Property, plant and equipment additions	(530.5)	(421.8)
Other investing activities	(1.5)	18.0
Net cash (used in) investing activities	(532.0)	(403.8)

Financing activities:
Dividends paid on common stock	(135.8)	(125.4)
Common stock issued	181.6	107.4
Net borrowings (payments) of Revolving Credit Facility and CP Program	17.5	(535.6)
Long-term debt - issuance	450.0	800.0
Long-term debt - repayments	(600.0)	-
Distributions to non-controlling interests	(12.5)	(12.9)
Other financing activities	(8.3)	(12.2)
Net cash provided by (used in) financing activities	(107.5)	221.3

Net change in cash, restricted cash and cash equivalents	(73.4)	573.5

Cash, restricted cash, and cash equivalents beginning of period	93.0	27.0
Cash, restricted cash, and cash equivalents end of period	$19.6	$600.5

Supplemental cash flow information:
Cash (paid) received during the period:
Interest (net of amounts capitalized)	$(122.5)	$(108.8)
Income taxes, net of transferred tax credits (Note 11)	14.6	0.1
Non-cash investing and financing activities:
Accrued property, plant, and equipment purchases at September 30,	64.0	53.0

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
(in millions except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2023	68,265,042	$68.3	68,073	$(4.1)	$2,007.7	$1,158.2	$(14.8)	$90.5	$3,305.8
Net income	-	-	-	-	-	127.9	-	3.7	131.6
Other comprehensive income, net of tax	-	-	-	-	-	-	2.5	-	2.5
Dividends on common stock ($0.65 per share)	-	-	-	-	-	(44.4)	-	-	(44.4)
Share-based compensation	104,181	0.1	14,270	(0.6)	1.9	-	-	-	1.4
Issuance of common stock	600,355	0.6	-	-	30.9	-	-	-	31.5
Issuance costs	-	-	-	-	(0.3)	-	-	-	(0.3)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(5.6)	(5.6)
March 31, 2024	68,969,578	$69.0	82,343	$(4.7)	$2,040.2	$1,241.7	$(12.3)	$88.6	$3,422.5
Net income	-	-	-	-	-	22.8	-	1.9	24.7
Other comprehensive income, net of tax	-	-	-	-	-	-	1.0	-	1.0
Dividends on common stock ($0.65 per share)	-	-	-	-	-	(44.9)	-	-	(44.9)
Share-based compensation	9,623	-	817	(0.2)	2.9	-	-	-	2.7
Issuance of common stock	768,019	0.7	-	-	41.5	-	-	-	42.2
Issuance costs	-	-	-	-	(0.4)	-	-	-	(0.4)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4.4)	(4.4)
June 30, 2024	69,747,220	$69.7	83,160	$(4.9)	$2,084.2	$1,219.6	$(11.3)	$86.1	$3,443.4
Net income	-	-	-	-	-	24.4	-	2.0	26.4
Other comprehensive income, net of tax	-	-	-	-	-	-	0.7	-	0.7
Dividends on common stock ($0.65 per share)	-	-	-	-	-	(46.5)	-	-	(46.5)
Share-based compensation	10	-	18,311	(1.0)	3.1	-	-	-	2.1
Issuance of common stock	1,929,516	2.0	-	-	107.7	-	-	-	109.7
Issuance costs	-	-	-	-	(1.1)	-	-	-	(1.1)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(2.5)	(2.5)
September 30, 2024	71,676,746	$71.7	101,471	$(5.9)	$2,193.9	$1,197.5	$(10.6)	$85.6	$3,532.2

(unaudited)	Common Stock		Treasury Stock
(in millions except share amounts)	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
December 31, 2022	66,140,396	$66.1	36,726	$(2.4)	$1,882.7	$1,064.1	$(15.6)	$95.0	$3,089.9
Net income	-	-	-	-	-	114.1	-	3.3	117.4
Other comprehensive income, net of tax	-	-	-	-	-	-	1.2	-	1.2
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41.4)	-	-	(41.4)
Share-based compensation	84,735	0.1	4,388	(0.3)	1.9	-	-	-	1.7
Issuance of common stock	445,578	0.5	-	-	27.2	-	-	-	27.7
Issuance costs	-	-	-	-	(0.3)	-	-	-	(0.3)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4.5)	(4.5)
March 31, 2023	66,670,709	$66.7	41,114	$(2.7)	$1,911.5	$1,136.8	$(14.4)	$93.8	$3,191.7
Net income	-	-	-	-	-	23.1	-	3.5	26.6
Other comprehensive income, net of tax	-	-	-	-	-	-	1.1	-	1.1
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(41.7)	-	-	(41.7)
Share-based compensation	8,492	-	7,509	(0.5)	2.9	-	-	-	2.4
Issuance of common stock	436,202	0.4	-	-	27.2	-	-	-	27.6
Issuance costs	-	-	-	-	(0.4)	-	-	-	(0.4)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4.5)	(4.5)
June 30, 2023	67,115,403	$67.1	48,623	$(3.2)	$1,941.2	$1,118.2	$(13.3)	$92.8	$3,202.8
Net income	-	-	-	-	-	45.4	-	3.4	48.8
Other comprehensive income, net of tax	-	-	-	-	-	-	0.4	-	0.4
Dividends on common stock ($0.625 per share)	-	-	-	-	-	(42.3)	-	-	(42.3)
Share-based compensation	15	-	5,805	(0.3)	1.5	-	-	-	1.2
Issuance of common stock	930,844	0.9			52.4	-	-	-	53.3
Issuance costs	-	-	-	-	(0.7)	-	-	-	(0.7)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(3.9)	(3.9)
September 30, 2023	68,046,262	$68.0	54,428	$(3.5)	$1,994.4	$1,121.3	$(12.9)	$92.3	$3,259.6

BLACK HILLS CORPORATION

Condensed Notes to Consolidated Financial Statements

(unaudited)

(Reference is made to Notes to Consolidated Financial Statements included in the Company’s 2023 Annual Report on Form 10-K)

(1)
Management’s Statement

The unaudited Consolidated Financial Statements included herein have been prepared by Black Hills Corporation (together with our subsidiaries the “Company”, “us”, “we”, or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes included in our 2023 Annual Report on Form 10-K.

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2024, December 31, 2023, and September 30, 2023, financial information. Certain lines of business in which we operate are highly seasonal and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

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

Disaggregation of Income Statement Expenses, ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public entities to disclose, in the notes to financial statements, certain costs and expenses, such as purchases of inventory, employee compensation, and costs related to depreciation and amortization. ASU 2024-03 is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, with early adoption permitted. We do not expect ASU 2024-03 to have an impact on our financial position, results of operations and cash flows; however, are currently evaluating the impact on our consolidated financial statement disclosures.

(2)
Regulatory Matters

We had the following regulatory assets and liabilities:

	As of	As of
	September 30, 2024	December 31, 2023
	(in millions)
Regulatory assets
Winter Storm Uri	$123.4	$199.6
Deferred energy and fuel cost adjustments	61.1	55.1
Deferred gas cost adjustments	17.2	4.1
Gas price derivatives	3.2	5.1
Deferred taxes on AFUDC	7.7	7.1
Employee benefit plans and related deferred taxes	86.1	89.3
Environmental	10.6	2.9
Loss on reacquired debt	16.1	17.4
Deferred taxes on flow through accounting	80.9	74.7
Decommissioning costs	2.4	2.4
Other regulatory assets	23.5	22.4
Total regulatory assets	432.2	480.1
Less current regulatory assets	(156.1)	(175.7)
Regulatory assets, non-current	$276.1	$304.4

Regulatory liabilities
Deferred energy and gas costs	$82.6	$88.9
Employee benefit plan costs and related deferred taxes	34.6	36.2
Cost of removal	193.2	181.9
Excess deferred income taxes	240.5	247.1
Other regulatory liabilities	6.1	12.5
Total regulatory liabilities	557.0	566.6
Less current regulatory liabilities	(86.2)	(98.9)
Regulatory liabilities, non-current	$470.8	$467.7

Regulatory Activity

Arkansas Gas

On December 4, 2023, Arkansas Gas filed a rate review with the APSC seeking recovery of significant infrastructure investments in its 7,200-mile natural gas pipeline system. On October 1, 2024, Arkansas Gas received final approval for a settlement agreement for a general rate increase which is expected to generate $25.4 million of new annual revenue and shift $3.7 million of rider revenue to base rates. The approval allows a capital structure of 46% equity and 54% debt and a return on equity of 9.9%. New rates were effective October 14, 2024.

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

Iowa Gas

On May 1, 2024, Iowa Gas filed a rate review with the IUC seeking recovery of significant infrastructure investments in its 5,000-mile natural gas pipeline system. On October 15, 2024, Iowa Gas reached a settlement agreement with the Iowa Office of Consumer Advocate for a general rate increase, which is subject to IUC approval. The settlement is expected to generate $15.0 million of new annual revenue based on a weighted average cost of capital of 7.2%. If approved, new rates will be effective in the first quarter of 2025 and will replace interim rates effective May 11, 2024.

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

Manufactured Gas Plant

In 2008, we acquired whole and partial liabilities for former manufactured gas plant sites in Nebraska and Iowa, which were previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, now valued at $1.5 million recorded in Other assets, non-current on our Consolidated Balance Sheets, which will be used to help offset remediation costs. During the nine months ended September 30, 2024, we increased our Iowa manufactured gas plant site remediation cost estimate by $7.4 million based on recent site investigations and remediation work completed, which resulted in a corresponding increase in our Accrued liabilities and Regulatory assets. As of September 30, 2024, we had an Accrued liability of $11.5 million and a Regulatory asset of $10.6 million on our Consolidated Balance Sheets for the remediation of the manufactured gas plant site in Iowa. The remediation cost estimate could change materially due to results of further investigations, actions of environmental agencies or the financial viability of other responsible parties.

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and nine months ended September 30, 2024, and 2023. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended September 30, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$195.5	$117.4	$-	$312.9
Transportation	-	43.2	(0.2)	43.0
Wholesale	6.2	-	-	6.2
Market - off-system sales	10.8	-	-	10.8
Transmission/Other	19.1	10.9	(4.3)	25.7
Revenue from contracts with customers	$231.6	$171.5	$(4.5)	$398.6
Other revenues	0.9	2.1	-	3.0
Total revenues	$232.5	$173.6	$(4.5)	$401.6

Timing of revenue recognition:
Services transferred at a point in time	$9.3	$-	$-	$9.3
Services transferred over time	222.3	171.5	(4.5)	389.3
Revenue from contracts with customers	$231.6	$171.5	$(4.5)	$398.6

Three Months Ended September 30, 2023	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$191.0	$120.8	$-	$311.8
Transportation	-	42.7	(0.1)	42.6
Wholesale	9.4	-	-	9.4
Market - off-system sales	13.0	-	-	13.0
Transmission/Other	18.1	9.6	(4.4)	23.3
Revenue from contracts with customers	$231.5	$173.1	$(4.5)	$400.1
Other revenues	5.8	1.2	-	7.0
Total revenues	$237.3	$174.3	$(4.5)	$407.1

Timing of revenue recognition:
Services transferred at a point in time	$7.8	$-	$-	$7.8
Services transferred over time	223.7	173.1	(4.5)	392.3
Revenue from contracts with customers	$231.5	$173.1	$(4.5)	$400.1

Nine Months Ended September 30, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$555.1	$707.7	$-	$1,262.8
Transportation	-	130.8	(0.3)	130.5
Wholesale	21.2	-	-	21.2
Market - off-system sales	22.8	0.1	-	22.9
Transmission/Other	56.6	32.1	(13.1)	75.6
Revenue from contracts with customers	$655.7	$870.7	$(13.4)	$1,513.0
Other revenues	4.1	13.5	-	17.6
Total revenues	$659.8	$884.2	$(13.4)	$1,530.6

Timing of revenue recognition:
Services transferred at a point in time	$25.9	$-	$-	$25.9
Services transferred over time	629.8	870.7	(13.4)	1,487.1
Revenue from contracts with customers	$655.7	$870.7	$(13.4)	$1,513.0

Nine Months Ended September 30, 2023	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$522.3	$931.1	$-	$1,453.4
Transportation	-	131.4	(0.3)	131.1
Wholesale	24.6	-	-	24.6
Market - off-system sales	37.5	0.4	-	37.9
Transmission/Other	54.7	28.8	(13.1)	70.4
Revenue from contracts with customers	$639.1	$1,091.7	$(13.4)	$1,717.4
Other revenues	10.0	12.2	-	22.2
Total revenues	$649.1	$1,103.9	$(13.4)	$1,739.6

Timing of revenue recognition:
Services transferred at a point in time	$24.3	$-	$-	$24.3
Services transferred over time	614.8	1,091.7	(13.4)	1,693.1
Revenue from contracts with customers	$639.1	$1,091.7	$(13.4)	$1,717.4

(5)
Financing

Short-term Debt

Revolving Credit Facility and CP Program

On May 31, 2024, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of $750 million and extending the term through May 31, 2029, with two one-year extension options (subject to consent from lenders). This facility is similar to the former revolving credit facility, which includes an accordion feature that allows us, with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment, to increase total commitments up to $1.0 billion. Borrowings continue to be available under a base rate or various SOFR options. Based on our current credit ratings, the margins for base rate borrowings, SOFR borrowings and letters of credit will be 0.125%, 1.125%, and 1.125%, respectively, and a 0.175% commitment fee will be charged on unused amounts.

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity as of:

	September 30, 2024	December 31, 2023
	(dollars in millions)
Amount outstanding	$17.5	$-
Letters of credit (a)	$3.5	$3.7
Available capacity	$729.0	$746.3
Weighted average interest rates	4.93%	N/A

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows:

	Nine Months Ended September 30,
	2024	2023
	(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$25.8	$548.7
Average amount outstanding (based on daily outstanding balances)	$0.6	$109.2
Weighted average interest rates	5.15%	4.91%

Long-term Debt

On May 16, 2024, we completed a public debt offering of $450 million, 6.00% senior unsecured notes due January 15, 2035. Proceeds from the offering, which were net of $5.2 million of deferred financing costs, along with available cash and short-term borrowings under our existing facilities were used to repay all $600 million principal amount outstanding of our 1.04% senior unsecured notes on their August 23, 2024, maturity date and for other general corporate purposes.

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of September 30, 2024. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of September 30, 2024, our Consolidated Indebtedness to Capitalization Ratio was 0.55 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of September 30, 2024. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of September 30, 2024, Wyoming Electric's debt to capitalization ratio was 0.52 to 1.00.

Equity

At-the-Market Equity Offering Program

ATM activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024 (a)	2023	2024 (a)	2023
August 4, 2020 ATM Program	(in millions, except Average price per share amounts)
Proceeds, (net of issuance costs of $0.0, $0.0, $0.0, and $(0.5), respectively)	$-	$-	$-	$48.5
Number of shares issued	-	-	-	0.8

June 16, 2023 ATM Program
Proceeds, (net of issuance costs of $(1.1), $(0.5), $(1.8), and $(0.6), respectively)	$108.6	$52.8	$181.6	$59.2
Number of shares issued	1.9	0.9	3.3	1.0

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(1.1), $(0.5), $(1.8), and $(1.1), respectively)	$108.6	$52.8	$181.6	$107.7
Number of shares issued	1.9	0.9	3.3	1.8
Average price per share	$56.84	$57.33	$55.63	$60.02

(a)
In August 2024, we executed a block trade, which completed our planned equity issuances for 2024.

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income available for common stock	$24.4	$45.4	$175.0	$182.5

Weighted average shares - basic	70.5	67.3	69.2	66.7
Dilutive effect of equity compensation	0.1	0.1	0.1	-
Weighted average shares - diluted	70.6	67.4	69.3	66.7

Net income available for common stock, per share - Diluted	$0.35	$0.67	$2.52	$2.74

The following securities were excluded from the diluted earnings per share computation because of their anti-dilutive nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions of shares)
Equity compensation	-	0.1	-	-
Restricted stock	-	-	-	-
Anti-dilutive shares excluded from computation of earnings per share	-	0.1	-	-

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

We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current creditworthiness, as determined by review of their current credit information. We maintain a provision for estimated credit losses based upon historical experience, changes in current market conditions, expected losses, and any specific customer collection issue that is identified.

Derivatives and Hedging Activity

Our derivative and hedging activities included in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Comprehensive Income are detailed below and in Note 8.

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

To support our Choice Gas Program customers, we buy, sell, and deliver natural gas at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from October 2024 through August 2026. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long and (short) positions as of:

	September 30, 2024		December 31, 2023
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	1,800,000	6	650,000	3
Natural gas options purchased, net	7,680,000	6	2,850,000	3
Natural gas basis swaps purchased	1,800,000	6	1,050,000	3
Natural gas over-the-counter swaps, net (b)	4,890,000	22	3,890,000	21
Natural gas physical contracts, net (c)	32,240,665	6	12,582,415	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of September 30, 2024, 2,276,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchases and normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At September 30, 2024, the Company posted $0.5 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following table presents the fair value and balance sheet classification of our derivative instruments as of:

	Balance Sheet Location	September 30, 2024	December 31, 2023
		(in millions)
Derivatives designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(0.6)	$(2.7)
Noncurrent commodity derivatives	Other assets, non-current	-	(0.2)
Total derivatives designated as hedges		$(0.6)	$(2.9)

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(3.9)	$(3.8)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(0.1)	(0.1)
Total derivatives not designated as hedges		$(4.0)	$(3.9)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three and nine months ended September 30, 2024, and 2023. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$0.8	$0.7	Interest expense	$(0.8)	$(0.7)
Commodity derivatives	0.1	(0.2)	Fuel, purchased power, and cost of natural gas sold	-	-
Total	$0.9	$0.5		$(0.8)	$(0.7)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$2.2	$2.1	Interest expense	$(2.2)	$(2.1)
Commodity derivatives	3.1	1.3	Fuel, purchased power, and cost of natural gas sold	(3.2)	(2.5)
Total	$5.3	$3.4		$(5.4)	$(4.6)

As of September 30, 2024, $2.9 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three and nine months ended September 30, 2024, and 2023. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended September 30,
		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$(0.3)	$0.3
		$(0.3)	$0.3

		Nine Months Ended September 30,
		2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$0.4	$(2.4)
		$0.4	$(2.4)

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. We had $3.2 million in net unrealized losses included in our Regulatory asset accounts related to these financial instruments in our Gas Utilities as of September 30, 2024, and the amount was $5.1 million as of December 31, 2023.

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

Level 2 — Pricing inputs include quoted prices for identical or similar assets and liabilities in active markets other than quoted prices in Level 1, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.

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

Recurring Fair Value Measurements

Derivatives

The commodity contracts for our Utilities segments are valued using the market approach and include forward strip pricing at liquid delivery points, exchange-traded futures, options, basis swaps, and over-the-counter swaps and options (Level 2) for wholesale electric energy and natural gas contracts. For exchange-traded futures, options, and basis swap assets and liabilities, fair value was derived using broker quotes validated by the exchange settlement pricing for the applicable contract. For over-the-counter instruments, the fair value is obtained by utilizing a nationally recognized service that obtains observable inputs to compute the fair value, which we validate by comparing our valuation with the counterparty. The fair value of these swaps includes a credit valuation adjustment based on the credit spreads of the counterparties when we are in an unrealized gain position or on our own credit spread when we are in an unrealized loss position. For additional information, see Note 1 of our Notes to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of September 30, 2024
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$-	$5.6	$-	$(5.6)	$-
Total	$-	$5.6	$-	$(5.6)	$-

Liabilities:
Commodity derivatives - Gas Utilities	$-	$5.7	$-	$(1.1)	$4.6
Total	$-	$5.7	$-	$(1.1)	$4.6

(a)
As of September 30, 2024, $5.6 million of our commodity derivative assets and $1.1 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets as of:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities (a)	$4,248.8	$4,198.7	$4,401.2	$4,215.6

(a)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy. Carrying amount of long-term debt is net of deferred financing costs.

(9)
Other Comprehensive Income

We record deferred gains (losses) in AOCI related to interest rate swaps designated as cash flow hedges, commodity contracts designated as cash flow hedges, and the amortization of components of our defined benefit plans. Deferred gains (losses) for our commodity contracts designated as cash flow hedges are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate swaps are recognized in earnings as they are amortized.

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax:

		Amount Reclassified from AOCI		Amount Reclassified from AOCI
	Location on the Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(in millions)
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(0.8)	$(0.7)	$(2.2)	$(2.1)
Commodity contracts	Fuel, purchased power, and cost of natural gas sold	-	-	(3.2)	(2.5)
		$(0.8)	$(0.7)	$(5.4)	$(4.6)
Income tax	Income tax expense	0.2	0.1	1.2	1.1
Total reclassification adjustments related to cash flow hedges, net of tax		$(0.6)	$(0.6)	$(4.2)	$(3.5)

Amortization of components of defined benefit plans:
Actuarial (loss)	Operations and maintenance	-	-	(0.1)	(0.1)
		$-	$-	$(0.1)	$(0.1)
Income tax	Income tax expense	-	-	-	-
Total reclassification adjustments related to defined benefit plans, net of tax		$-	$-	$(0.1)	$(0.1)
Total reclassifications		$(0.6)	$(0.6)	$(4.3)	$(3.6)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows:

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2023	$(6.1)	$(2.5)	$(6.2)	$(14.8)
Other comprehensive income (loss) before reclassifications	-	(0.1)	-	(0.1)
Amounts reclassified from AOCI	1.7	2.5	0.1	4.3
As of September 30, 2024	$(4.4)	$(0.1)	$(6.1)	$(10.6)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2022	$(8.3)	$(1.2)	$(6.1)	$(15.6)
Other comprehensive income (loss) before reclassifications	-	(0.9)	-	(0.9)
Amounts reclassified from AOCI	1.7	1.8	0.1	3.6
As of September 30, 2023	$(6.6)	$(0.3)	$(6.0)	$(12.9)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows:

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended September 30,	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost	$0.6	$0.6	$1.3	$(0.1)	$0.4	$0.4
Interest cost	4.1	4.4	0.4	0.4	0.6	0.6
Expected return on plan assets	(4.5)	(4.7)	-	-	(0.1)	(0.1)
Net amortization of prior service costs	-	-	-	-	0.1	-
Recognized net actuarial loss	0.5	0.5	-	-	-	-
Net periodic expense	$0.7	$0.8	$1.7	$0.3	$1.0	$0.9

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Nine Months Ended September 30,	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost	$1.7	$1.8	$2.9	$1.6	$1.2	$1.1
Interest cost	12.3	13.1	1.1	1.1	1.8	1.8
Expected return on plan assets	(13.4)	(14.0)	-	-	(0.2)	(0.1)
Net amortization of prior service costs	(0.1)	-	-	-	0.1	-
Recognized net actuarial loss	1.5	1.5	-	-	-	-
Net periodic expense	$2.0	$2.4	$4.0	$2.7	$2.9	$2.8

Plan Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are primarily made in the form of benefit payments. Contributions made in the first nine months of 2024 and anticipated contributions for 2024 and 2025 are as follows:

	Contributions Made	Additional Contributions	Contributions
	Nine Months Ended September 30, 2024	Anticipated for 2024	Anticipated for 2025
	(in millions)
Defined Benefit Pension Plan	$2.3	$-	$1.8
Non-pension Defined Benefit Postretirement Healthcare Plan	$3.5	$1.2	$4.4
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	$1.8	$0.6	$2.8

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

Income Tax Benefit (Expense) and Effective Tax Rates

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023

Income tax (expense) for the three months ended September 30, 2024, was $(2.9) million compared to $(7.4) million reported for the same period in 2023. For the three months ended September 30, 2024, the effective tax rate was 10.0% compared to 13.1% for the same period in 2023. The lower effective tax rate was primarily driven by favorable return-to-accrual adjustments.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023

Income tax (expense) for the nine months ended September 30, 2024, was $(23.6) million compared to $(16.0) million reported for the same period in 2023. For the nine months ended September 30, 2024, the effective tax rate was 11.4% which compared to 7.6% for the same period in 2023. The higher effective tax rate was primarily driven by a prior year $8.2 million tax benefit from a Nebraska income tax rate decrease.

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

Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making decisions, allocating resources, and assessing financial performance. Our CODM assesses the performance of our operating segments based on operating income. Our CODM reviews capital expenditures by operating segment rather than any individual or total asset amount.

Segment information was as follows:

	Electric Utilities	Gas Utilities	Corporate and Other	Total
	(in millions)
Three Months Ended September 30, 2024
External revenues	$229.6	$172.0	$-	$401.6
Inter-segment revenues	2.9	1.6	(4.5)	-
Operating income	65.1	10.9	(0.2)	75.8
Capital expenditures (a)	61.2	117.8	6.0	185.0
Three Months Ended September 30, 2023
External revenues	$234.5	$172.6	$-	$407.1
Inter-segment revenues	2.8	1.7	(4.5)	-
Operating income	83.0	15.4	(0.6)	97.8
Capital expenditures (a)	55.7	108.1	1.3	165.1
Nine Months Ended September 30, 2024
External revenues	$651.0	$879.6	$-	$1,530.6
Inter-segment revenues	8.8	4.6	(13.4)	-
Operating income	176.0	164.6	(0.8)	339.8
Capital expenditures (a)	246.8	308.2	10.8	565.8
Nine Months Ended September 30, 2023
External revenues	$640.6	$1,099.0	$-	$1,739.6
Inter-segment revenues	8.5	4.9	(13.4)	-
Operating income	190.7	147.7	(2.2)	336.2
Capital expenditures (a)	155.6	260.9	4.1	420.6

(a)
Includes accruals for property, plant, and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets as of:

	September 30, 2024	December 31, 2023
	(in millions)
Billed Accounts Receivable	$136.9	$198.5
Unbilled Revenue	69.9	154.0
Less: Allowance for Credit Losses	(1.4)	(2.2)
Account Receivable, net	$205.4	$350.3

Changes to allowance for credit losses for the nine months ended September 30, 2024 and 2023, respectively, were as follows:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at September 30,
	(in millions)
2024	$2.2	$4.0	$2.8	$(7.6)	$1.4
2023	$3.0	$7.2	$2.4	$(10.8)	$1.8

Materials, Supplies, and Fuel

The following amounts by major classification are included in Materials, supplies, and fuel on the accompanying Consolidated Balance Sheets as of:

	September 30, 2024	December 31, 2023
	(in millions)
Materials and supplies	$103.9	$105.9
Fuel - Electric Utilities	7.6	7.7
Natural gas in storage	43.9	47.3
Total materials, supplies, and fuel	$155.4	$160.9

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of:

	September 30, 2024	December 31, 2023
	(in millions)
Accrued employee compensation, benefits, and withholdings	$78.8	$74.8
Accrued property taxes	47.7	52.7
Customer deposits and prepayments	59.2	76.0
Accrued interest	60.4	46.3
Other (none of which is individually significant)	45.6	43.5
Total accrued liabilities	$291.7	$293.3

(14) Subsequent Events

Except as described in Notes 1 and 2, there have been no events subsequent to September 30, 2024, which would require recognition in the Consolidated Financial Statements or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2023 Form 10-K.

Executive Summary

We are a customer-focused energy solutions provider with a mission of Improving Life with Energy for more than 1.3 million customers and 800+ communities we serve. Our aspiration is to be the trusted energy partner across our growing eight-state footprint, including Arkansas, Colorado, Iowa, Kansas, Montana, Nebraska, South Dakota, and Wyoming. Our strategy is centered on four critical priorities: Growth—to grow strategically and achieve strong financial performance, Operational Excellence—delivering safe, reliable and cost-effective energy to meet our customers’ needs, Transformation—be a simple and connected company positioned for growth, and People & Culture—retain and attract a talented, engaged and thriving team.

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

Recent Developments

Environmental Matters - Power Plant Greenhouse Gas Regulations

In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and provide emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. We are currently evaluating the impact of these rules through our integrated resource plans and believe that costs incurred as a result of the new rules will be recoverable through our regulatory mechanisms.

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Colorado Electric.

•
South Dakota Electric continues to pursue adding 100 MW of utility-owned, dispatchable natural gas generation by the second half of 2026. During the first quarter of 2025, South Dakota Electric expects to file for a permit to construct the project in South Dakota and request a CPCN in Wyoming.

•
Wyoming Electric continues construction on Ready Wyoming, which is on schedule and expected to be completed in multiple segments in 2024 and 2025.

•
On July 11, 2024, Wyoming Electric announced its partnership with Meta to provide power for its newest AI data center to be constructed in Cheyenne, Wyoming. Wyoming Electric will serve Meta under its Large Power Contract Service tariff and will procure customized energy resources essential to Meta's operations and sustainability objectives.

•
On April 17, 2024, Colorado Electric filed its 120-Day report with the CPUC recommending the addition of renewable energy resources to advance its Clean Energy Plan. The final composition of resources and timing is subject to review and approval by the CPUC, which is expected later this year.

•
On January 11, 2024, Wyoming Electric set a new all-time and winter peak load of 314 MW, surpassing the previous winter peak of 301 MW set on December 26, 2023, and all-time peak of 312 MW set on July 24, 2023.

Gas Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Arkansas Gas, Colorado Gas, Iowa Gas, and Wyoming Gas.

•
In January 2024, Black Hills Energy Renewable Resources acquired a RNG production facility at a landfill in Dubuque, Iowa. The facility currently injects RNG into the natural gas distribution system serving Dubuque, which is owned and operated by Iowa Gas. This acquisition represents our entry into the production of RNG as a non-regulated business while leveraging our expertise in owning and operating regulated natural gas pipeline systems, including RNG interconnections. The RNG produced from the landfill facility captures methane that would otherwise vent into the atmosphere. It is delivered under long-term contracts to a third party that purchases the RNG and its related environmental attributes, in conformity with the EPA's Renewable Fuel Standard Program.

Corporate and Other

•
See Note 5 of the Condensed Notes to Consolidated Financial Statements for information regarding our ATM program activity and our May 16, 2024, debt offering.

•
On May 31, 2024, we amended and restated our corporate Revolving Credit Facility. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information.

•
During the second quarter of 2024, we published our 2023 Corporate Sustainability Report, highlighting our environmental, social and governance impacts and our progress on major projects and climate goals. We reported a 27% reduction in greenhouse gas emissions from our natural gas distribution system since 2022 and are on track to achieve our goal of net zero emissions by 2035. Additionally, we have reduced our electric utility greenhouse gas emissions by nearly one-third since 2005 and are on track to achieve our goals to reduce electric emissions intensity by 40% by 2030 and 70% by 2040 compared to 2005.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and nine months ended September 30, 2024, and 2023, and our financial condition as of September 30, 2024, and December 31, 2023, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$65.1	$83.0	$(17.9)	$176.0	$190.7	$(14.7)
Gas Utilities	10.9	15.4	(4.5)	164.6	147.7	16.9
Corporate and Other (a)	(0.2)	(0.6)	0.4	(0.8)	(2.2)	1.4
Operating income	75.8	97.8	(22.0)	339.8	336.2	3.6

Interest expense, net	(45.2)	(41.0)	(4.2)	(131.9)	(126.0)	(5.9)
Other income (expense), net	(1.3)	(0.6)	(0.7)	(1.7)	(1.5)	(0.2)
Income tax benefit (expense)	(2.9)	(7.4)	4.5	(23.6)	(16.0)	(7.6)
Net income	26.4	48.8	(22.4)	182.6	192.7	(10.1)
Net income attributable to non-controlling interest	(2.0)	(3.4)	1.4	(7.6)	(10.2)	2.6
Net income available for common stock	$24.4	$45.4	$(21.0)	$175.0	$182.5	$(7.5)

Total earnings per share of common stock, Diluted	$0.35	$0.67	$(0.32)	$2.52	$2.74	$(0.22)

(a)
Includes inter-segment eliminations.

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

The variance to the prior year included the following:

•
Electric Utilities’ operating income decreased $17.9 million primarily due to higher operating expenses and unfavorable impacts from current year unplanned generation outages partially offset by new rates and rider recovery; and prior-year one-time benefits from a gain on sale of land to support data center growth and a recovery from our business interruption insurance;

•
Gas Utilities’ operating income decreased $4.5 million primarily due to higher operating expenses partially offset by new rates and rider recovery driven by the Colorado Gas, Iowa Gas, RMNG and Wyoming Gas rate reviews;

•
Net interest expense increased $4.2 million primarily due to higher interest rates partially offset by increased interest income; and

•
Income tax expense decreased $4.5 million primarily driven by lower pre-tax income.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

The variance to the prior year included the following:

•
Electric Utilities’ operating income decreased $14.7 million primarily due to higher operating expenses and unfavorable impacts from current year unplanned generation outages partially offset by new rates and rider recovery; and prior-year one-time benefits from a gain on the sale of Northern Iowa Windpower assets, a gain on sale of land to support data center growth, and a recovery from our business interruption insurance;

•
Gas Utilities’ operating income increased $16.9 million primarily due to new rates and rider recovery driven by the Colorado Gas, Iowa Gas, RMNG and Wyoming Gas rate reviews and retail customer growth and usage partially offset by higher operating expenses and unfavorable weather;

•
Net interest expense increased $5.9 million primarily due to higher interest rates partially offset by increased interest income;

•
Income tax expense increased $7.6 million driven by a higher effective tax rate primarily due to a prior-year $8.2 million tax benefit from a Nebraska income tax rate decrease; and

•
Net income attributable to non-controlling interest decreased $2.6 million due to lower net income from Colorado IPP primarily driven by an unplanned generation outage.

Segment Operating Results

A discussion of operating results from our business segments follows. Unless otherwise indicated, segment information does not include inter-segment eliminations.

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

Electric Utilities

Operating results for the Electric Utilities were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions)
Revenue:
Electric - regulated	$220.6	$221.7	$(1.1)	$626.4	$611.2	$15.2
Other - non-regulated	11.9	15.6	(3.7)	33.4	37.9	(4.5)
Total revenue	232.5	237.3	(4.8)	659.8	649.1	10.7

Cost of fuel and purchased power:
Electric - regulated	54.3	55.0	(0.7)	154.4	145.7	8.7
Other - non-regulated	0.6	0.4	0.2	1.3	1.5	(0.2)
Total cost of fuel and purchased power	54.9	55.4	(0.5)	155.7	147.2	8.5

Electric Utility margin (non-GAAP)	177.6	181.9	(4.3)	504.1	501.9	2.2

Operations and maintenance	65.1	53.9	11.2	190.5	176.8	13.7
Depreciation and amortization	38.0	35.8	2.2	108.9	106.7	2.2
Taxes - property and production	9.4	9.2	0.2	28.7	27.7	1.0
	112.5	98.9	13.6	328.1	311.2	16.9

Operating income	$65.1	$83.0	$(17.9)	$176.0	$190.7	$(14.7)

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

Electric Utility margin decreased as a result of the following:

(in millions)
New rates and rider recovery	$4.2
Weather	1.6
Retail customer growth and usage	1.1
Prior Year Wygen I revenue recovery under business interruption insurance (a)	(5.0)
Off-system excess energy sales	(2.8)
Unplanned generation outages	(2.3)
Other	(1.1)
$(4.3)

(a)
In 2021, Wygen I experienced an unplanned outage which resulted in lost revenue. A claim for these losses was submitted under our business interruption insurance policy. During the third quarter of 2023, we recovered $5.0 million from our business interruption insurance which was recognized as Revenue.

Operations and maintenance expense increased primarily due to a prior-year $3.9 million gain on sale of land, $3.2 million of costs related to unplanned generation outages, $1.6 million of higher office, facility and IT-related expenses, $1.4 million of higher insurance expense and $1.1 million of higher employee costs.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Taxes - property and production was comparable to the same period in the prior year.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$14.7
Weather	2.8
Off-system excess energy sales	(5.6)
Prior Year Wygen I revenue recovery under business interruption insurance (a)	(5.0)
Unplanned generation outages	(4.7)
$2.2

(a)
In 2021, Wygen I experienced an unplanned outage which resulted in lost revenue. A claim for these losses was submitted under our business interruption insurance policy. During the third quarter of 2023, we recovered $5.0 million from our business interruption insurance which was recognized as Revenue.

Operations and maintenance expense increased primarily due to a prior-year one-time $7.7 million gain on the sale of Northern Iowa Windpower assets, a prior-year $3.9 million gain on sale of land, $4.2 million of costs related to unplanned generation outages and $3.0 million of higher insurance expense, partially offset by $2.1 million of lower employee-related expenses driven by lower headcount. Other favorable variances, none of which were individually significant, comprised the remainder of the difference when compared to the same period in the prior year.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Taxes - property and production was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in millions)				Quantities Sold (GWh)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
By customer class	2024	2023	2024	2023	2024	2023	2024	2023
Residential	$66.1	$63.1	$179.4	$170.3	411.1	393.9	1,123.4	1,090.6
Commercial	71.3	69.5	202.6	195.1	571.9	567.1	1,590.6	1,576.1
Industrial	42.0	43.0	128.4	116.4	531.5	553.5	1,643.4	1,511.6
Municipal	4.4	4.7	12.8	13.2	41.4	42.7	111.7	116.1
Subtotal Retail Revenue - Electric	183.8	180.3	523.2	495.0	1,555.9	1,557.2	4,469.1	4,294.4
Contract Wholesale	3.8	6.8	13.2	15.4	99.4	140.6	385.0	403.7
Off-system/Power Marketing Wholesale (a)	7.4	9.6	14.8	31.7	227.0	138.4	506.8	518.5
Other (b)	25.6	25.0	75.2	69.1	-	-	-	-
Total Regulated	220.6	221.7	626.4	611.2	1,882.3	1,836.2	5,360.9	5,216.6
Non-Regulated (c)	11.9	15.6	33.4	37.9	25.0	25.4	74.2	102.6
Total Revenue and Quantities Sold	$232.5	$237.3	$659.8	$649.1	1,907.3	1,861.6	5,435.1	5,319.2
Other Uses, Losses, or Generation, net (d)					110.7	97.7	237.5	345.6
Total Energy					2,018.0	1,959.3	5,672.6	5,664.8

(a)
Off-system/Power Marketing Wholesale revenues decreased for the nine months ended September 30, 2024, compared to the same period in the prior year primarily due to lower excess capacity and lower commodity prices.
(b)
Primarily related to transmission revenues from the Common Use System.
(c)
Includes Integrated Generation and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(d)
Includes company uses and line losses.

	Revenue (in millions)				Quantities Sold (GWh)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
By business unit	2024	2023	2024	2023	2024	2023	2024	2023
Colorado Electric	$74.9	$80.8	$208.7	$216.9	675.4	653.2	1,816.8	1,794.5
South Dakota Electric	86.0	83.0	242.5	240.6	669.8	622.7	1,882.3	1,876.7
Wyoming Electric	60.3	58.4	176.7	155.0	537.1	560.3	1,661.8	1,545.4
Integrated Generation	11.3	15.1	31.9	36.6	25.0	25.4	74.2	102.6
Total Revenue and Quantities Sold	$232.5	$237.3	$659.8	$649.1	1,907.3	1,861.6	5,435.1	5,319.2

	Three Months Ended September 30,		Nine Months Ended September 30,
Quantities Generated and Purchased by Fuel Type (GWh)	2024	2023	2024	2023
Generated:
Coal	645.7	704.2	1,804.5	2,000.1
Natural Gas and Oil	714.4	540.9	1,689.3	1,493.2
Wind	141.8	138.6	477.5	519.9
Total Generated	1,501.9	1,383.7	3,971.3	4,013.2
Purchased:
Coal, Natural Gas, Oil, and Other Market Purchases	223.5	459.1	863.0	1,370.0
Wind and Solar (a)	292.6	116.5	838.3	281.6
Total Purchased	516.1	575.6	1,701.3	1,651.6

Total Generated and Purchased	2,018.0	1,959.3	5,672.6	5,664.8

(a)
Renewable energy purchases increased for the three and nine months ended September 30, 2024, compared to the same period in the prior year primarily due to new wind and solar energy PPAs. In 2022, Wyoming Electric entered into two new PPAs with third parties to purchase up to 106 MW of wind energy and up to 150 MW of solar energy, upon construction of new renewable generation facilities (owned by third parties). The new wind generation facility was placed in service in December 2023 and the solar facility was placed in service in March 2024. The renewable energy from these PPAs is used to serve our expanding partnerships with data centers.

	Three Months Ended September 30,		Nine Months Ended September 30,
Quantities Generated and Purchased (GWh)	2024	2023	2024	2023
Generated:
Colorado Electric	275.3	211.4	659.9	492.0
South Dakota Electric	549.1	489.2	1,503.5	1,500.7
Wyoming Electric	227.9	222.0	630.9	667.7
Integrated Generation	449.6	461.1	1,177.0	1,352.8
Total Generated	1,501.9	1,383.7	3,971.3	4,013.2
Purchased:
Colorado Electric	67.2	116.2	330.1	442.2
South Dakota Electric	161.8	177.4	425.4	438.7
Wyoming Electric	269.0	267.6	894.5	723.5
Integrated Generation	18.1	14.4	51.3	47.2
Total Purchased	516.1	575.6	1,701.3	1,651.6

Total Generated and Purchased	2,018.0	1,959.3	5,672.6	5,664.8

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	19	(57)%	26	(42)%	3,050	(8)%	3,365	5%
South Dakota Electric	48	(71)%	140	(15)%	4,080	(12)%	4,621	2%
Wyoming Electric	109	(35)%	152	(12)%	4,135	(8)%	4,534	4%
Combined (a)	47	(58)%	91	(19)%	3,624	(10)%	4,031	4%

Cooling Degree Days:
Colorado Electric	904	5%	909	6%	1,247	10%	1,040	(10)%
South Dakota Electric	789	57%	460	(11)%	903	48%	496	(21)%
Wyoming Electric	368	(6)%	315	(20)%	486	6%	329	(30)%
Combined (a)	756	17%	635	(2)%	975	19%	710	(15)%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended September 30,		Nine Months Ended September 30,
Contracted generating facilities Availability(a) by fuel type	2024	2023	2024	2023
Coal (b)	90.7%	96.3%	87.3%	93.7%
Natural gas and diesel oil (b)	98.0%	94.2%	95.4%	94.0%
Wind	92.3%	93.4%	91.6%	93.4%
Total Availability	95.1%	94.7%	92.5%	93.8%

Wind Capacity Factor (a)	32.0%	31.3%	36.2%	37.9%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)
2024 included unplanned outages at Wygen I and Colorado IPP.

Gas Utilities

Operating results for the Gas Utilities were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions)
Revenue:
Natural gas - regulated	$157.3	$159.5	$(2.2)	$825.6	$1,041.0	$(215.4)
Other - non-regulated	16.3	14.8	1.5	58.6	62.9	(4.3)
Total revenue	173.6	174.3	(0.7)	884.2	1,103.9	(219.7)

Cost of natural gas sold:
Natural gas - regulated	35.2	43.3	(8.1)	353.9	578.9	(225.0)
Other - non-regulated	4.5	3.6	0.9	9.0	24.0	(15.0)
Total cost of natural gas sold	39.7	46.9	(7.2)	362.9	602.9	(240.0)

Gas Utility margin (non-GAAP)	133.9	127.4	6.5	521.3	501.0	20.3

Operations and maintenance	84.8	75.7	9.1	242.6	246.8	(4.2)
Depreciation and amortization	31.3	29.0	2.3	92.8	84.4	8.4
Taxes - property and production	6.9	7.3	(0.4)	21.3	22.1	(0.8)
	123.0	112.0	11.0	356.7	353.3	3.4

Operating income	$10.9	$15.4	$(4.5)	$164.6	$147.7	$16.9

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$8.5
Weather	(1.1)
Mark-to-market on non-utility natural gas commodity contracts	(0.4)
Other	(0.5)
$6.5

Operations and maintenance expense increased primarily due to $3.5 million of higher insurance expense, $3.0 million of higher employee-related expenses and $2.8 million of higher outside services expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Taxes - property and production was comparable to the same period in the prior year.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$30.5
Retail customer growth and usage	4.1
Mark-to-market on non-utility natural gas commodity contracts	2.8
Weather	(14.7)
Other	(2.4)
$20.3

Operations and maintenance expense decreased primarily due to $8.5 million of lower employee-related expenses driven by lower headcount and $2.8 million decreased bad debt expense attributable to lower customer billings partially offset by $3.8 million of higher insurance expense and $2.9 million of higher office, facilities and IT-related expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by current year and prior year capital expenditures.

Taxes - property and production was comparable to the same period in the prior year.

Operating Statistics

	Revenue (in millions)				Quantities Sold and Transported (Dth in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
By customer class	2024	2023	2024	2023	2024	2023	2024	2023
Residential	$76.3	$75.1	$481.9	$620.3	3.5	3.5	38.2	41.1
Commercial	27.5	28.6	185.8	255.4	2.4	2.4	19.3	20.5
Industrial	7.6	9.9	18.5	26.2	2.4	2.1	5.1	4.5
Other	2.6	3.1	8.0	7.3	-	-	-	-
Total Distribution (a)	114.0	116.7	694.2	909.2	8.3	8.0	62.6	66.1
Transportation and Transmission	43.3	42.8	131.4	131.8	35.8	36.8	117.0	118.2
Total Regulated	157.3	159.5	825.6	1,041.0	44.1	44.8	179.6	184.3
Non-regulated Services (b)	16.3	14.8	58.6	62.9	-	-	-	-
Total Revenue and Quantities Sold	$173.6	$174.3	$884.2	$1,103.9	44.1	44.8	179.6	184.3

(a)
Gas distribution revenues decreased for the three and nine months ended September 30, 2024, compared to the same period in the prior year primarily due to lower commodity prices. Our Utilities have regulatory mechanisms that allow them to pass prudently incurred costs of energy through to the customer. Customer billing rates are adjusted periodically to reflect changes in our cost of energy.
(b)
Includes Black Hills Energy Services and non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.

	Revenue (in millions)				Quantities Sold and Transported (Dth in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
By business unit	2024	2023	2024	2023	2024	2023	2024	2023
Arkansas Gas	$25.4	$27.2	$167.2	$189.0	4.5	4.3	21.5	21.0
Colorado Gas	31.5	31.5	191.5	227.9	3.3	3.6	21.3	23.3
Iowa Gas	21.0	18.7	110.4	168.1	5.8	5.8	26.4	27.2
Kansas Gas	19.6	22.8	90.8	118.5	8.5	9.1	26.1	27.4
Nebraska Gas	54.2	55.3	218.9	277.9	16.5	17.0	58.1	59.8
Wyoming Gas	21.9	18.8	105.4	122.5	5.5	5.0	26.2	25.6
Total Revenue and Quantities Sold	$173.6	$174.3	$884.2	$1,103.9	44.1	44.8	179.6	184.3

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	9	(40)%	---	(100)%	1,925	(18)%	1,944	(18)%
Colorado Gas	80	(29)%	91	(22)%	3,613	(5)%	4,078	7%
Iowa Gas	45	(47)%	37	(59)%	3,450	(19)%	3,867	(10)%
Kansas Gas (a)	19	(26)%	6	(78)%	2,576	(11)%	2,749	6%
Nebraska Gas	22	(65)%	21	(67)%	3,281	(12)%	3,591	(5)%
Wyoming Gas	132	(37)%	180	5%	4,384	(6)%	4,953	14%
Combined (b)	50	(43)%	56	(35)%	3,502	(11)%	3,926	1%

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

Corporate and Other

Corporate and Other operating results, including inter-segment eliminations, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions)
Operating income, (loss)	$(0.2)	$(0.6)	$0.4	$(0.8)	$(2.2)	$1.4

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

Operating loss was comparable to the same period in the prior year.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Operating loss was comparable to the same period in the prior year.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Variance	2024	2023	2024 vs 2023 Variance
	(in millions)
Interest expense, net	$(45.2)	$(41.0)	$(4.2)	$(131.9)	$(126.0)	$(5.9)
Other income (expense), net	(1.3)	(0.6)	(0.7)	(1.7)	(1.5)	(0.2)
Income tax benefit (expense)	(2.9)	(7.4)	4.5	(23.6)	(16.0)	(7.6)

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

Interest expense, net increased primarily due to higher interest rates partially offset by increased interest income.

Other income, net was comparable to the same period in the prior year.

Income tax (expense) decreased primarily due to lower pre-tax income. For the three months ended September 30, 2024, the effective tax rate was 10.0% compared to 13.1% for the same period in 2023. The lower effective tax rate was primarily driven by favorable return-to-accrual adjustments.

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Interest expense, net increased primarily due to higher interest rates partially offset by increased interest income.

Other income (expense), net was comparable to the same period in the prior year.

Income tax (expense) increased primarily due to a higher effective tax rate. For the nine months ended September 30, 2024, the effective tax rate was 11.4% compared to 7.6% for the same period in 2023. The higher effective tax rate was primarily driven by a prior-year $8.2 million tax benefit from a Nebraska income tax rate decrease.

Liquidity and Capital Resources

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the nine months ended September 30, 2024:

Operating Activities:

	Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Net income	$182.6	$192.7	$(10.1)
Non-cash adjustments to Net income	$264.9	$220.6	$44.3
Total earnings	$447.5	$413.3	$34.2
Changes in certain operating assets and liabilities:
Materials, supplies and fuel, Accounts receivable and other current assets	134.8	346.3	(211.5)
Accounts payable and other current liabilities	(61.8)	(186.5)	124.7
Regulatory assets	61.6	199.1	(137.5)
Net inflow from changes in certain operating assets and liabilities	$134.6	$358.9	$(224.3)
Other operating activities	(16.0)	(16.2)	0.2
Net cash provided by operating activities	$566.1	$756.0	$(189.9)

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Net cash provided by operating activities was $189.9 million lower than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Total earnings (net income plus non-cash adjustments) were $34.2 million higher for the nine months ended September 30, 2024, compared to the same period in the prior year primarily due to increased Electric and Gas Utility margins driven by new rates and increased rider revenues.

•
Net inflows from changes in certain operating assets and liabilities were $224.3 million lower, primarily attributable to:

•
Cash inflows decreased by $211.5 million as a result of changes in materials, supplies, fuel, accounts receivable, and other current assets primarily driven by fluctuations in commodity prices and weather conditions;

•
Cash outflows decreased by $124.7 million as a result of changes in accounts payable and accrued liabilities primarily driven by fluctuations in commodity prices, payment timing of natural gas and power purchases, and changes in other working capital requirements; and

•
Cash inflows decreased by $137.5 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of deferred gas and fuel cost adjustments driven by fluctuations in commodity prices and lower recoveries of Winter Storm Uri costs from customers.

Investing Activities:

	Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Capital expenditures	$(530.5)	$(421.8)	$(108.7)
Other investing activities	(1.5)	18.0	(19.5)
Net cash (used in) investing activities	$(532.0)	$(403.8)	$(128.2)

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Net cash used in investing activities was $128.2 million higher than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Cash outflows increased by $108.7 million as a result of higher capital expenditures which were primarily driven by Wyoming Electric's Ready Wyoming electric transmission expansion project and Black Hills Energy Renewable Resources' acquisition of a RNG production facility at a landfill in Dubuque, Iowa; and

•
Cash outflows increased by $19.5 million for other investing activities primarily due to prior year proceeds from the sale of Northern Iowa Windpower assets.

Financing Activities:

	Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Variance
	(in millions)
Dividends paid on common stock	$(135.8)	$(125.4)	$(10.4)
Common stock issued	181.6	107.4	74.2
Short-term and long-term debt borrowings (repayments), net	(132.5)	264.4	(396.9)
Distributions to non-controlling interests	(12.5)	(12.9)	0.4
Other financing activities	(8.3)	(12.2)	3.9
Net cash provided by (used in) financing activities	$(107.5)	$221.3	$(328.8)

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023:

Net cash used in financing activities was $328.8 million higher than the same period in 2023. The variance to the prior year was primarily attributable to:

•
Cash outflows increased $10.4 million due to increased dividends paid on common stock;

•
Cash inflows increased $74.2 million due to higher issuances of common stock;

•
Cash outflows increased $396.9 million as a result of repayments of debt in excess of proceeds from debt offerings; and

•
Cash outflows decreased $3.9 million for other financing activities due to lower financing costs from the May 16, 2024, debt offering compared to the March 7, 2023 and September 15, 2023 debt offerings.

CAPITAL RESOURCES

See Note 5 of the Condensed Notes to Consolidated Financial Statements for recent financing updates and financial covenants information.

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

CREDIT RATINGS

The following table represents the credit ratings and outlook and risk profile of BHC at September 30, 2024:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody's	Baa2	Stable
Fitch (b)	BBB+	Negative

(a)
On May 9, 2024, S&P reported BBB+ rating and maintained a Stable outlook.
(b)
On January 26, 2024, Fitch reported BBB+ rating and revised to a Negative outlook.

The following table represents the credit ratings of South Dakota Electric at September 30, 2024:

Rating Agency	Senior Secured Rating
S&P	A
Fitch	A

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual	Forecasted
Capital Expenditures by Segment (minor differences may result due to rounding)	Nine Months Ended September 30, 2024 (a)	2024 (b)	2025	2026	2027	2028
	(in millions)
Electric Utilities	$247	$409	$287	$466	$199	$264
Gas Utilities	308	407	387	368	372	373
Corporate and Other	11	24	29	29	27	29
Incremental Projects (c)	-	-	100	400	50	50
	$566	$840	$803	$1,263	$648	$717

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.
(b)
Includes actual capital expenditures for the nine months ended September 30, 2024.
(c)
These represent projects that are being evaluated by our segments for timing, cost and other factors.

Repayments of Indebtedness

For information relating to recent repayments of our long-term debt, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

Dividends

Dividends paid on our common stock totaled $135.8 million for the nine months ended September 30, 2024, or $0.65 per share. On October 28, 2024, our board of directors declared a quarterly dividend of $0.65 per share payable December 1, 2024, equivalent to an annual dividend of $2.60 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility, and our future business prospects.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2023 Annual Report on Form 10-K. There were no material changes made as of September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at September 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely, to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 of the Condensed Notes to Consolidated Financial Statements and Note 3 in Item 8 of our 2023 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	1	$54.16	-	-
August 1, 2024 - August 31, 2024	821	56.50	-	-
September 1, 2024 - September 30, 2024	1	59.14	-	-
Total	823	$56.50	-	-

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

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

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	November 7, 2024