Form 10-K
period 2024-12-31
BLACK HILLS CORP /SD/
filed 2025-02-12
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2024, was $3,763,633,082

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at January 31, 2025
Common stock, $1.00 par value	71,617,490	shares

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement being prepared for the solicitation of proxies in connection with the 2025 Annual Meeting of Stockholders to be held on April 23, 2025, are incorporated by reference in Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black-box Settlement	Settlement with a utility’s commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC, a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our Utilities
Black Hills Energy Renewable Resources (BHERR)	Black Hills Energy Renewable Resources, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
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
CEPR

Clean Energy Plan Rider, which is a 1.5% surcharge to fund Colorado Electric's recovery of renewable energy projects under the Clean Energy Plan. In conjunction with the implementation of the CEPR in January 2025, the RESA surcharge was reduced from 2.0% to 1.5%.

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
Clean Energy Plan

2030 Ready Plan that establishes a roadmap and preferred resource portfolio for Colorado Electric to achieve the State of Colorado’s requirement calling upon electric utilities to reduce greenhouse gas emissions by a minimum of 80% from 2005 levels by 2030. The recommended resource portfolio proposes the addition of 350 MW of clean energy resources to Colorado Electric's system. Colorado legislation allows electric utilities to own up to 50% of the renewable generation assets added to comply with the Clean Energy Plan.

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

Corriedale

The 52.5 MW wind farm near Cheyenne, Wyoming, jointly owned by South Dakota Electric (32.5 MW) and Wyoming Electric (20 MW), serving as the dedicated wind energy supply to the Renewable Ready program, which is a voluntary renewable energy subscription program for large commercial, industrial, and governmental customers in South Dakota and Wyoming.

CP Program	Commercial Paper Program
CPCN	Certificate of Public Convenience and Necessity
CPUC	Colorado Public Utilities Commission
CSO	Chief Security Officer
CT	Combustion Turbine
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

Cybersecurity threat

Any potential unauthorized occurrence on or conducted through a registrant’s information systems that may result in adverse effects on the confidentiality, integrity, or availability of a registrant’s information systems or any information residing therein.

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
EIA

Environmental Improvement Adjustment is an annual adjustment mechanism that allows South Dakota Electric to recover from customers eligible investments in, and expense related to, new environmental measures.

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

EPA	United States Environmental Protection Agency
ESG	Environmental, Social and Governance
EV	Electric Vehicle
EWG	Exempt Wholesale Generator
FASB	Financial Accounting Standards Board
FERC	United States Department of Energy's Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.

GAAP	Accounting principles generally accepted in the United States of America
Gas Price Risk Management Rider	Gas Price Risk Management Rider is a Colorado Gas mechanism that is similar to GCA but designed to also provide a price floor and price ceiling.
GCA	Gas Cost Adjustment is a mechanism that allows us to pass the prudently-incurred cost of gas and certain services through to customers.
GHG	Greenhouse gases
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

HomeServe	Products offered to our natural gas residential customers interested in purchasing additional home repair service plans.
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
Large Power Contract Service (LPCS) Tariff

Innovative tariff solution developed in collaboration with Microsoft and approved by the WPSC in 2016. The LPSC is applicable to Wyoming Electric retail customers with new loads of 13 MW or greater who agree to Black Hills Energy-dispatched, customer-owned generation, on-site for the purpose of providing backup service for the customer’s load and maintaining reliability. If the parties agree through negotiations to electric service through this tariff, a Large Power Service Agreement will be executed. The associated service agreement provides qualifying customers with market-based energy rates and access to renewable energy resources that is not served from utility-owned generation (i.e. minimal capital model for Wyoming Electric). Customers shall not participate in the PCA or TCAM to the extent of service received under the tariff.

Mcf	Thousand cubic feet
Mcfd	Thousand cubic feet per day

MDU	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MSHA	United States Department of Labor’s Mine Safety and Health Administration
MW	Megawatt
MWh	Megawatt-hour
N/A	Not Applicable
NAV	Net Asset Value
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
Neil Simpson II	A mine-mouth, coal-fired power plant owned and operated by South Dakota Electric with a total capacity of 90 MW located at our Gillette Energy Complex.
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
NOL	Net Operating Loss
Northern Iowa Windpower

Northern Iowa Windpower, LLC, a 87.1 MW wind farm located near Joice, Iowa, previously owned by Black Hills Electric Generation. In March 2023, Black Hills Electric Generation completed the sale of Northern Iowa Windpower assets to a third-party.

OCI	Other Comprehensive Income
OSHA	United States Department of Labor’s Occupational Safety & Health Administration
PacifiCorp	PacifiCorp, a wholly owned subsidiary of MidAmerican Energy Holdings Company, itself an affiliate of Berkshire Hathaway.
PCA

Power Cost Adjustment is an annual adjustment mechanism that allows Wyoming Electric to pass a portion of prudently-incurred delivered power costs, including fuel, purchased capacity and energy, and transmission costs, through to customers.

PCCA

Power Capacity Cost Adjustment is an annual adjustment that allows Colorado Electric to pass the prudently-incurred purchased capacity costs, incremental to costs included in base rates, through to customers.

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

PSPS	Public Safety Power Shutoff
PUHCA 2005	Public Utility Holding Company Act of 2005
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

RESA

Renewable Energy Standard Adjustment is an incremental retail rate limited to 1.5% for Colorado Electric customers that provides funding for renewable energy projects and programs to comply with Colorado’s Renewable Energy Standard.

Revolving Credit Facility

Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended on May 31, 2024, and will terminate on May 31, 2029. This facility includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents, and each bank increasing or providing a new commitment.

RMNG

Rocky Mountain Natural Gas LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, is an intrastate transmission pipeline that provides natural gas transmission and wholesale services in western Colorado (doing business as Black Hills Energy).

RNG	Renewable natural gas
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Service Guard Comfort Plan	Appliance protection plan that provides home appliance repair services through on-going monthly service agreements to residential utility customers.
Scope 1	Direct GHG emissions that occur from sources that are controlled or owned by an organization.
Scope 3	Emissions which are the result of activities from assets not owned or controlled by the reporting organization, but that the organization indirectly affects in its value chain.
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate
S&P	S&P Global Ratings, a division of S&P Global Inc.
South Dakota Electric

Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota, and Wyoming (doing business as Black Hills Energy).

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

TEPR	Transportation Electrification Program Rider is a CPUC-approved mechanism associated with Colorado Electric's EV program.
TFA	Transmission Facility Adjustment is an annual adjustment mechanism that allows South Dakota Electric to recover charges for qualifying new and modified transmission facilities from customers.

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

TSA	United States Department of Homeland Security's Transportation Security Administration
Utilities	Black Hills’ Electric and Gas Utilities
VEBA	Voluntary Employee Benefit Association
VIE	Variable Interest Entity
Wildfire Mitigation Plan (WMP)	Our three-layered approach to manage wildfire risks driven by asset-based risk assessments that include asset programs, integrity programs and operational response.
Wind Capacity Factor	Measures the amount of electricity a wind turbine produces in a given time period relative to its maximum potential
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
Wygen III

A mine-mouth, coal-fired power plant operated by South Dakota Electric with a total capacity of 116 MW located at our Gillette Energy Complex. South Dakota Electric owns 52% of the power plant, MDU owns 25%, and the City of Gillette owns the remaining 23%.

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

WEBSITE ACCESS TO REPORTS

The reports we file with the SEC are available free of charge at our website www.blackhillscorp.com as soon as reasonably practicable after they are filed. In addition, the charters of our Audit, Governance, and Compensation Committees are located on our website along with our Code of Business Conduct, Code of Ethics for our Chief Executive Officer and Senior Finance Officers, Corporate Governance Guidelines of the Board of Directors and Policy for Director Independence. The information contained on our website is not part of this document.

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including, without limitation, those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts”, and similar expressions and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 - Management’s Discussion & Analysis of Financial Condition and Results of Operations.

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

PART I

ITEM 1. BUSINESS

History and Organization

Black Hills Corporation, a South Dakota corporation (together with its subsidiaries, referred to herein as the “Company,” “we,” “us”, or “our”), is a customer-focused, growth-oriented utility company headquartered in Rapid City, South Dakota (incorporated in South Dakota in 1941).

We operate our business in the United States, reporting our operating results through our Electric Utilities and Gas Utilities segments. Certain unallocated corporate expenses that support our operating segments are presented as Corporate and Other.

Our Electric Utilities segment generates, transmits and distributes electricity to approximately 225,000 electric utility customers in Colorado, Montana, South Dakota, and Wyoming. Our Electric Utilities own 1,394 MW of generation and 9,196 miles of electric transmission and distribution lines.

Our Gas Utilities segment serves approximately 1,128,000 natural gas utility customers in Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming. Our Gas Utilities own and operate 4,648 miles of intrastate gas transmission pipelines and 44,524 miles of gas distribution mains and service lines, seven natural gas storage sites, more than 50,000 horsepower of compression, and 516 miles of gathering lines.

Electric Utilities

We conduct electric utility operations through our Colorado, South Dakota, and Wyoming subsidiaries. Our Electric Utilities generate, transmit, and distribute electricity to our retail customers. Our electric generating facilities and power purchase agreements provide for the supply of electricity principally to our retail customers. We also sell excess power to other utilities and marketing companies, including our affiliates. Additionally, we provide non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.

We also own and operate non-regulated power generation and mining assets that are vertically integrated into and primarily support our Electric Utilities. All of these operations are located at our electric generating complexes and are physically integrated into our Electric Utilities’ operations.

	As of December 31,
Retail Customers by Customer Class	2024	2023	2022
Residential	192,716	190,776	188,921
Commercial	31,210	30,491	30,404
Industrial	83	84	82
Municipal	1,079	989	1,024
Total Electric Retail Customers at End of Year	225,088	222,340	220,431

	As of December 31,
Retail Customers by Business Unit	2024	2023	2022
Colorado Electric	101,455	100,907	100,573
South Dakota Electric	77,941	76,479	75,169
Wyoming Electric	45,692	44,954	44,689
Total Electric Retail Customers at End of Year	225,088	222,340	220,431

Capacity and Demand. System Peak Demand for the Electric Utilities’ retail customers for each of the last three years are listed below:

	System Peak Demand (in MWs)
	2024		2023		2022
	Summer	Winter	Summer	Winter	Summer	Winter
Colorado Electric	394	311	411	297	410	334
South Dakota Electric	388	346	378	289	403	355
Wyoming Electric (a)	309	314	312	301	294	281

____________________

(a)
See Recent Developments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in this Annual Report on Form 10-K for discussion on recent Wyoming Electric peaks.

As of December 31, 2024, our Electric Utilities’ ownership interests in electric generating plants were as follows:

Unit	Fuel Type	Location	Ownership Interest % (c)	Owned Nameplate Capacity (MWs)	In Service Date
Colorado Electric:
Busch Ranch I	Wind	Pueblo, Colorado	50%	14.5	2012
Peak View (a) (b)	Wind	Pueblo, Colorado	100%	60.8	2016
Pueblo Airport Generation #1-2	Natural Gas	Pueblo, Colorado	100%	200.0	2011
Pueblo Airport Generation CT #6	Natural Gas	Pueblo, Colorado	100%	40.0	2016
AIP Diesel	Diesel Oil	Pueblo, Colorado	100%	10.0	2001
Diesel #1 and #3-5	Diesel Oil	Pueblo, Colorado	100%	8.0	1964
Diesel #1-5	Diesel Oil	Rocky Ford, Colorado	100%	10.0	1964
South Dakota Electric:
Cheyenne Prairie	Natural Gas	Cheyenne, Wyoming	58%	58.0	2014
Corriedale (b)	Wind	Cheyenne, Wyoming	62%	32.5	2020
Wygen III	Coal	Gillette, Wyoming	52%	60.3	2010
Neil Simpson II	Coal	Gillette, Wyoming	100%	90.0	1995
Wyodak Plant	Coal	Gillette, Wyoming	20%	80.5	1978
Neil Simpson CT	Natural Gas	Gillette, Wyoming	100%	40.0	2000
Lange CT	Natural Gas	Rapid City, South Dakota	100%	40.0	2002
Ben French Diesel #1-5	Diesel Oil	Rapid City, South Dakota	100%	10.0	1965
Ben French CTs #1-4	Natural Gas/Diesel Oil	Rapid City, South Dakota	100%	100.0	1977-1979
Wyoming Electric:
Cheyenne Prairie	Natural Gas	Cheyenne, Wyoming	42%	42.0	2014
Cheyenne Prairie CT	Natural Gas	Cheyenne, Wyoming	100%	40.0	2014
Corriedale (b)	Wind	Cheyenne, Wyoming	38%	20.0	2020
Wygen II	Coal	Gillette, Wyoming	100%	95.0	2008
Integrated Generation:
Wygen I	Coal	Gillette, Wyoming	76.5%	68.9	2003
Pueblo Airport Generation #4-5	Natural Gas	Pueblo, Colorado	50.1% (d)	200.0	2012
Busch Ranch I	Wind	Pueblo, Colorado	50%	14.5	2012
Busch Ranch II (b)	Wind	Pueblo, Colorado	100%	59.4	2019
Total MW Capacity				1,394.4

____________________

(a)
The PTCs for Peak View flow back to customers through the RESA and ECA mechanisms as a reduction to Colorado Electric’s margins.
(b)
This facility qualifies for PTCs at $29/MWh under IRC 45 during the 10-year period beginning on the date the facility was originally placed in service.
(c)
Jointly owned facilities are discussed in Note 6 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
(d)
Non-controlling interest is discussed in Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our Electric Utilities’ power supply by resource as a percent of the total power supply for our energy needs for the years ended December 31 was as follows:

Power Supply	2024	2023	2022
Coal	32.5%	35.0%	35.1%
Natural Gas	29.4%	26.4%	18.8%
Wind (a)	8.6%	8.9%	11.4%
Total Generated (b)	70.5%	70.3%	65.3%
Coal, Natural Gas, Diesel Oil and Other Market Purchases	14.7%	24.1%	29.6%
Wind and Solar Purchases (c)	14.8%	5.6%	5.1%
Total Purchased	29.5%	29.7%	34.7%
Total	100.0%	100.0%	100.0%

____________________

(a)
Wind generation decreased due to the sale of Northern Iowa Windpower assets in March 2023.
(b)
The diesel oil-fueled generating units are generally used as supplemental peaking units. Power generated from these units, as a percentage of total power supply, was 0.0% for each of the years presented.
(c)
Renewable energy purchases increased in 2024 primarily due to Wyoming Electric entering into a new wind PPA effective December 2023 and a new solar energy PPA effective March 2024. The renewable energy from these PPAs is used to serve our expanding partnerships with LPCS customers.

Our Electric Utilities’ weighted average cost of fuel utilized to generate electricity and the average price paid for purchased power (excluding contracted capacity) per MWh for the years ended December 31 were as follows:

Fuel and Purchased Power (dollars per MWh)	2024	2023	2022
Coal	$13.87	$13.40	$12.76
Natural Gas	15.64	20.20	37.09
Wind	—	—	—
Total Generated Weighted Average Fuel Cost	12.90	14.27	17.57
Coal, Natural Gas, Diesel Oil and Other Market Purchases	67.04	55.61	66.35
Wind and Solar Purchases	38.70	34.99	33.78
Total Purchased Power Weighted Average Cost	52.79	51.68	61.56
Total Weighted Average Fuel and Purchased Power Cost	$24.66	$25.39	$32.82

Purchased Power. We have executed various PPAs to support our Electric Utilities’ capacity and energy needs beyond our regulated power plants’ generation, which include long-term related party agreements with our non-regulated power generation businesses. See additional information in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Coal Mining. We own and operate a single coal mine through our WRDC subsidiary which is reported within our Electric Utilities segment. We surface mine, process and sell low-sulfur sub-bituminous coal at our mine located immediately adjacent to our Gillette Energy Complex in the Powder River Basin in northeastern Wyoming, where our five coal-fired power plants are located. We produced approximately 3.7 million tons of coal in 2024.

The mine provides low-sulfur coal directly to these five power plants via a conveyor belt system, minimizing transportation costs. The fuel can be delivered to our adjacent power plants at very cost competitive prices (i.e., $1.19 per MMBtu for year ended December 31, 2024) when compared to alternatives. Nearly all of the mine’s production is sold to our on-site generation facilities under long-term supply contracts.

As of December 31, 2024, we estimated our recoverable reserves to be approximately 175 million tons, based on a life-of-mine engineering study utilizing currently available drilling data and geological information prepared by internal engineering analyses. The recoverable reserve life is equal to approximately 47 years at the current production levels.

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

At December 31, 2024, our Electric Utilities owned the electric transmission and distribution lines shown below:

Utility	State	Transmission (a)	Distribution
		(in Line Miles)
Colorado Electric	Colorado	655	3,222
South Dakota Electric (b)	South Dakota, Wyoming	1,234	2,627
Wyoming Electric	Wyoming	88	1,370
		1,977	7,219

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

Competition. We generally have limited competition for the retail generation and distribution of electricity in our service areas. Various legislative or regulatory restructuring and competitive initiatives have been discussed in several of the states in which our utilities operate. These initiatives would be aimed at increasing competition or providing for distributed generation. To date, these initiatives have not had a material impact on our utilities. In Colorado and Wyoming, our electric utilities are subject to rules which may require competitive bidding for generation supply. Because of these rules, our Electric Utilities face competition from other utilities and non-affiliated IPPs for the right to supply electric energy and capacity when resource plans require additional resources. Additionally, electrification initiatives in our service territories could increase demand for electricity and increase customer growth.

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

Our mining business strategy is to sell nearly all of our production to on-site generation facilities under long-term supply contracts. Historically, any off-site sales have been to consumers within close proximity to WRDC. Coal competes with other energy sources, such as natural gas, nuclear, wind, solar, and hydropower. Costs and other factors relating to these alternative fuels, such as safety, environmental, and availability considerations affect the overall demand for coal as a fuel.

Operating Statistics. See a summary of key operating statistics in the Electric Utilities segment operating results within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Gas Utilities

We conduct natural gas utility operations through our Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming subsidiaries. Our Gas Utilities transport and distribute natural gas through our distribution network to our retail customers. Additionally, we sell contractual pipeline capacity and gas commodities to other utilities and marketing companies, including our affiliates, on an as-available basis.

We also provide non-regulated services to our regulated customers. Black Hills Energy Services provides natural gas supply to approximately 51,000 retail distribution customers under the Choice Gas Program in Nebraska and Wyoming. Additionally, we provide non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.

	As of December 31,
Retail Customers by Customer Class	2024	2023	2022
Residential	882,232	871,930	864,038
Commercial	85,594	84,917	85,203
Industrial	2,174	2,179	2,189
Transportation	158,355	157,367	155,685
Total Natural Gas Retail Customers at End of Year	1,128,355	1,116,393	1,107,115

	As of December 31,
Retail Customers by Business Unit	2024	2023	2022
Arkansas Gas	189,240	186,216	183,270
Colorado Gas	215,190	211,155	208,060
Iowa Gas	164,134	163,281	162,801
Kansas Gas	120,225	119,407	118,599
Nebraska Gas	304,429	302,167	301,007
Wyoming Gas	135,137	134,167	133,378
Total Natural Gas Retail Customers at End of Year	1,128,355	1,116,393	1,107,115

We procure natural gas for our distribution customers from a diverse mix of producers, processors, and marketers and generally use financial hedges, physical fixed-price purchases, and market-based price purchases to achieve dollar-cost averaging within our natural gas portfolio. The majority of our procured natural gas is transported in interstate pipelines under firm transportation service agreements.

In addition to company-owned regulated underground natural gas storage assets in Arkansas, Colorado, and Wyoming, we also contract with third-party transportation providers for natural gas storage service to provide gas supply during the winter heating season and to meet peak day customer demand for natural gas.

The following table summarizes certain information regarding our company-owned regulated underground gas storage facilities as of December 31, 2024:

	Working Capacity (Mcf)	Cushion Gas (Mcf)	Total Capacity (Mcf)	Maximum Daily Withdrawal Capability (Mcfd)
Arkansas Gas	8,442,700	13,149,040	21,591,740	196,000
Colorado Gas	2,361,495	6,164,715	8,526,210	30,000
Wyoming Gas	5,733,900	17,545,600	23,279,500	36,000
Total	16,538,095	36,859,355	53,397,450	262,000

The following table summarizes certain information regarding our system infrastructure as of December 31, 2024:

	Intrastate Gas Transmission Pipelines	Gas Distribution Mains	Gas Distribution Service Lines
	(in Line Miles)
Arkansas Gas	875	5,317	1,411
Colorado Gas	682	7,290	2,245
Iowa Gas	173	2,938	3,729
Kansas Gas	339	3,096	1,510
Nebraska Gas	1,313	8,658	2,967
Wyoming Gas	1,266	3,618	1,745
Total	4,648	30,917	13,607

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

Utility Regulation Characteristics

Our Utilities are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•
state public utility commissions, which have jurisdiction over services and facilities, rates and charges, accounting, valuation of property, depreciation rates, and various other matters;

•
the FERC, which oversees the acquisition and disposition of generation, transmission and other facilities, transmission of electricity and natural gas in interstate commerce, proposals to build and operate interstate natural gas pipelines and storage facilities, and wholesale purchases and sales of electric energy, among other things;

•
the NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system, and to prevent major system blackouts;

•
the EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws, in some cases delegating authority to state agencies. The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts;

•
the PHMSA, which is responsible for administering the federal regulatory program to help ensure the safe transportation of natural gas, petroleum, and other hazardous materials by pipelines, including pipelines associated with natural gas storage, and develops regulations and other approaches to risk management to help ensure safety in design, construction, testing, operation, maintenance, and emergency response of pipeline facilities.

Rates and Regulation

Our Utilities are subject to the jurisdiction of the public utility commissions in the states where they operate and the FERC for certain assets and transactions. These commissions oversee services and facilities, rates and charges, accounting, valuation of property, depreciation rates, and various other matters. Rate decisions are influenced by many factors, including the cost of providing service, capital expenditures, the prudence of costs we incur, views concerning appropriate rates of return, general economic conditions, and the political environment. Certain commissions also have jurisdiction over the issuance of debt or securities and the creation of liens on property located in their states to secure bonds or other securities.

The regulatory provisions for recovering the costs of service vary by jurisdiction. Our Utilities have cost recovery mechanisms that allow us to pass the prudently-incurred cost of natural gas, fuel, and purchased power to customers. These mechanisms allow the utility operating in that state to collect or refund the difference between the cost of commodities and certain services embedded in our base rates and the actual cost of the commodities and certain services without filing a general rate review. In addition, some jurisdictions allow us to recover certain costs or earn a return on capital investments placed in service between base rate reviews through approved rider tariffs, such as energy efficiency plan costs and system safety and integrity investments. These tariffs allow the utility a return on the investment.

Electric Utilities

The following table provides regulatory information for each of our Electric Utilities:

Subsidiary	Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Regulatory Mechanisms	Percentage of Power Marketing Profit Shared with Customers

Colorado Electric(c)	CO	9.37%	7.43%	48%/52%	$653.7 (a)	1/2017	ECA, TCA, PCCA, EECR/DSM, RESA, TEPR, Energy Assistance Benefit Charge, CEPR	90%
	CO	9.37%	6.02%	67%/33%	$57.9	1/2017	CACJA Adjustment Rider	N/A
	FERC	9.80%	6.45%	53%/47%	(a)	9/2022	FERC Transmission Tariff	N/A
South Dakota Electric	WY	9.90%	8.13%	47%/53%	$46.8	10/2014	ECA	65%
	SD	Black-box Settlement	7.76%	Black-box Settlement	$543.9	10/2014	ECA, TFA, EIA	70%
	FERC	10.80%	8.76%	43%/57%	$200.4 (b)	2/2009	FERC Transmission Tariff	N/A
Wyoming Electric	WY	9.75%	7.48%	48%/52%	$551.2 (a)	3/2023	PCA, EECR/DSM, Rate Base Recovery on Acquisition Adjustment, TCAM	N/A
	FERC	9.90%	8.77%	44%/56%	(a)	1/2019	FERC Transmission Tariff	N/A

____________________

(a)
For both Wyoming Electric and Colorado Electric retail customers, transmission investments are recovered through retail rates rather than FERC Transmission Tariffs. Transmission investments are recovered from wholesale transmission customers under the FERC Formula Transmission rate. The rate base associated with FERC assets is not displayed separate from that collected through the state recovery mechanisms, to avoid double counting. Authorized totals for Colorado Electric and Wyoming Electric include amounts recovered through base rates and the authorized regulatory mechanisms.
(b)
Includes $183.3 million in 2024 rate base for the 2024 Projected Common Use System formula rate that is updated annually and $17.1 million in rate base for the Transmission Tie that is based on the approved stated rate from 2005.
(c)
For additional information regarding recent rate review updates, see Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table summarizes the mechanisms we have in place for each of our Electric Utilities:

Cost Recovery Mechanisms
Electric Utility Jurisdiction	EECR/DSM	Transmission Expense	Fuel Cost	Transmission Capital	Purchased Power	RESA/CEPR
Colorado Electric (a)	☑	☑	☑	☑	☑	☑
Colorado Electric (FERC) (a)				☑
South Dakota Electric (SD) (b)		☑	☑		☑
South Dakota Electric (WY) (c)	☑	☑	☑		☑
South Dakota Electric (FERC)				☑
Wyoming Electric (a)	☑	☑	☑	☑	☑
Wyoming Electric (FERC) (a)				☑

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

Gas Utilities

The following table provides regulatory information for each of our Gas Utilities:

Subsidiary	Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Regulatory Mechanisms
Arkansas Gas (a)	AR	9.85%	7.07% (b)	54%/46%	$823.4 (c)	10/2024	GCA, Safety and Integrity Rider, EECR, Weather Normalization Adjustment, Billing Determinant Adjustment, Tax Adjustment Rider
Colorado Gas (a)	CO	9.30%	6.90%	49%/51%	$378.4	5/2024	GCA, DSM, Gas Price Risk Management Rider, Energy Assistance Benefit Charge
RMNG	CO	9.50%-9.70%	6.93%	48%-50%/ 50%-52%	$209.3	7/2023	Liquids/Off-system/Market Center Services Revenue Sharing
Iowa Gas	IA	Black-box Settlement	7.21%	Black-box Settlement	$393.8	1/2025	GCA, EECR, System Safety and Maintenance Adjustment Rider, Gas Supply Optimization revenue sharing
Kansas Gas	KS	Black-box Settlement	Black-box Settlement	Black-box Settlement	Black-box Settlement	1/2022	GCA, Weather Normalization Tariff, Gas System Reliability Surcharge, Ad Valorem Tax Surcharge, Cost of Bad Debt Collected through GCA, Gas Supply Optimization revenue sharing
Nebraska Gas (d)	NE	9.50%	6.71%	50%/50%	$504.2 (e)	3/2021	GCA, Cost of Bad Debt Collected through GCA, Choice Gas Program, SSIR, Bad Debt expense recovered through Choice Supplier Fee, Line Locates Surcharge, HEAT Program
Wyoming Gas (a)(d)	WY	9.85%	7.33%	49%/51%	$450.8	2/2024	GCA, EECR, Rate Base Recovery on Acquisition Adjustment, Wyoming Integrity Rider, Choice Gas Program

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
(e)
Excludes amounts to serve non-jurisdictional and agriculture customers.

The following table summarizes the mechanisms we have in place for each of our Gas Utilities:

Gas Utility Jurisdiction	Cost Recovery Mechanisms
	EECR/DSM	Integrity Additions	Bad Debt	Weather Normal	Gas Cost (a)	Revenue Decoupling
Arkansas Gas	☑	☑		☑	☑	☑
Colorado Gas (b)	☑				☑
RMNG (c)
Iowa Gas	☑	☑			☑
Kansas Gas		☑	☑	☑	☑
Nebraska Gas		☑	☑		☑
Wyoming Gas	☑	☑			☑

____________________

(a)
All of our Gas Utilities, except where the Choice Gas Program is the only option, have GCAs that allow us to pass the prudently-incurred cost of gas and certain services through to the customer between rate reviews.
(b)
Colorado Gas's SSIR was approved by the CPUC for a three-year term, effective January 1, 2022 to December 31, 2024. The SSIR was not extended during the most recent rate review.
(c)
RMNG does not have retail customers and therefore, does not have typical cost recovery mechanisms.

Recent Tariff Filings

See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding current regulatory activity.

FERC

The Federal Power Act gives FERC exclusive rate-making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to FERC’s jurisdiction must maintain tariffs and rate schedules on file with FERC that govern the rates, and terms, and conditions for the provision of FERC-jurisdictional wholesale power and transmission services. Public utilities are also subject to accounting, record-keeping, and reporting requirements administered by FERC. FERC also places certain limitations on transactions between public utilities and their affiliates. Our electric utility subsidiaries provide FERC-jurisdictional services subject to FERC’s oversight.

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

In July of 2019, the EPA adopted the Affordable Clean Energy rule, which required states to develop plans by 2022 for GHG reductions from coal-fired power plants. On May 23, 2023, the EPA proposed to repeal the Affordable Clean Energy rule and at the same time issued a replacement rule to establish emissions limits for GHG emissions from existing coal-fired and oil/gas-fired electric power generating boilers. The EPA also proposed GHG emission limits for existing stationary combustion turbines. The proposed emissions limitations are based upon the application of carbon capture controls or the use of hydrogen fuel beginning in 2030. In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and provide emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. We are currently evaluating the impact of these rules through our integrated resource plans and believe that costs incurred as a result of the new rules will be recoverable through our regulatory mechanisms.

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

Human Capital Resources

Overview

We are committed to retaining, attracting and cultivating a talented, engaged, and thriving team. By making our people and culture a strategic priority, our employees are engaged and empowered to contribute to the success of our business.

We are committed to building a workforce that is representative of the communities we serve. Our recruiting strategies support our efforts to attract qualified individuals with targeted efforts to reach underrepresented talent. Our internship program, together with our partnerships and participation in outreach programs with local schools and colleges, attract students to careers in the energy industry. We seek to attract, retain, and cultivate an engaged and thriving team driven to improve life with energy. We continuously evaluate our recruitment strategies to determine their effectiveness to attract and build a talented, diverse workforce with a sense of belonging. Workforce diversity trends, which include new hires, promotions, and turnover, are monitored at regular intervals throughout the year.

Our Team	As of December 31, 2024	As of December 31, 2023
Total employees	2,841	2,874
Women in executive leadership positions (a)	32%	29%
Gender diversity (women as a % of total employees)	24%	24%
Represented by a union	25%	25%
Military veterans	9%	10%
Ethnic diversity (non-white employees as a % of total)	15%	15%

	For the year ended December 31, 2024	For the year ended December 31, 2023
Number of external hires	303	293
External hires gender diversity (as a % of total external hires)	29%	27%
External hires ethnic diversity (as a % of total external hires)	25%	24%
Turnover rate (b)	11%	12%
Retirement rate	3%	3%

____________________

(a)
Executive leadership positions are defined as positions with Vice President, Senior Vice President, or Chief in their title.
(b)
Includes voluntary and involuntary separations but excludes internships.

Total Employees

Number of Employees
As of December 31, 2024
Electric Utilities	423
Gas Utilities	1,175
Corporate and Other	1,243
Total	2,841

At December 31, 2024, approximately 18% of our total employees and 20% of our Electric and Gas Utilities employees were eligible for retirement (age 55 with at least 5 years of service).

Collective Bargaining Agreements

At December 31, 2024, certain employees of our Electric Utilities and Gas Utilities were covered by the collective bargaining agreements as shown in the table below. We have not experienced any labor stoppages in decades.

Utility	Number of Employees	Union Affiliation	Expiration Date of Collective Bargaining Agreement
Colorado Electric	109	IBEW Local 667	April 15, 2027
South Dakota Electric	118	IBEW Local 1250	March 31, 2027
South Dakota Electric	6	IBEW Local 1250	September 29, 2028
Wyoming Electric	28	IBEW Local 111	June 30, 2029
Total Electric Utilities	261

Iowa Gas	127	IBEW Local 204	January 31, 2026
Kansas Gas	15	Communications Workers of America, AFL-CIO Local 6407	December 31, 2029
Nebraska Gas	92	IBEW Local 244	March 13, 2025
Nebraska Gas	127	CWA Local 7476	October 30, 2026
Wyoming Gas	13	IBEW Local 111	June 30, 2029
Wyoming Gas	81	CWA Local 7476	October 30, 2026
Total Gas Utilities	455

Total	716

Development and Retention

Developing and retaining talent is critical to our continued success. Our development and retention efforts include internal and external skills training, career development programs, and competitive compensation. Our compensation programs are designed to be strategically aligned, externally competitive, internally equitable, personally motivating, cost effective, and legally compliant. We monitor employee engagement through regular engagement surveys to gather valuable insights and feedback. Every leader is responsible for creating and implementing an action plan based on their team’s engagement survey results, while the company develops broader action plans to address organization-wide opportunities. Our career development programs include management onboarding, leadership development programs, mentoring programs, stretch opportunities, and more. Internal training opportunities include corporate-wide and specialized training opportunities for different job functions. Our Field Career Path Program (FCPP) promotes career growth for our frontline customer-facing employees through established standards of knowledge, skills, abilities, and performance.

Employee Safety and Wellness

Safety is one of our company values, a top priority in all we do and deeply embedded in our culture. Meetings of three or more employees begin with a safety share, a practice which contributes to keeping safety top of mind. We focus our safety efforts on fostering a learning culture with proactive safety engagement with the goal of building capacity and reducing the potential for serious injuries and fatalities.

For the year ended December 31, 2024
Days Away, Restricted, or Transferred (incidents per 200,000 hours worked)	1.0
Proactive Safety Activities per Employee	6
% of injuries reported within 1 day	91.5%

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

Our strategy is centered on four priorities: People & Culture—build a team that wins together, Operational Excellence—relentlessly deliver on our commitment to serve our customers, Transformation—be a simple and connected company and Growth—grow to be a dominant long-term energy provider. Our current plans and strategy may be negatively impacted by disruptive forces and innovations in the marketplace, workforce capabilities, changing political, business or regulatory conditions, and technology advancements.

In addition, we have significant capital investment programs planned for the next five years that are key to our strategic business plan, such as: our Ready Wyoming transmission project; the acquisition of a renewable generating facility and energy storage facility as part of our Colorado Clean Energy Plan; the addition of 99 MWs of natural gas-fired generation in South Dakota; large-scale investments to upgrade existing utility infrastructure; support of customer and community growth needs; and compliance with safety requirements. The successful execution of our capital investment program depends on, or could be affected by, a variety of factors that include, but are not limited to: access to capital to fund projects, weather conditions, effective management of projects, availability of qualified construction personnel including contractors, changes in commodity prices, impacts of supply chain disruptions on availability and cost of materials, governmental approvals and permitting, regulatory cost recovery, and return on investment. Our capacity requirements and applicable reserve margins are a critical component to serving our customers. Delays in construction, increasing reserve margins, and growing demand put additional pressures on meeting resource adequacy requirements. An inability to successfully adapt to changing conditions and execute our strategic plan, including our capital investment program, could materially affect our financial operating results including earnings, cash flow, and liquidity.

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

We may be subject to unfavorable or untimely federal and state regulatory outcomes.

Our regulated Utilities are subject to cost-of-service/rate-of-return regulation and earnings oversight from federal and eight state utility commissions. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our customer rates are regulated based on an analysis of our costs and investments, as reviewed and approved in regulatory proceedings. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our various regulatory authorities will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will result in full or timely recovery of our costs with a reasonable return on invested capital. In addition, adverse rate decisions, including rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, could be influenced by competitive, economic, political, legislative, public perception and regulatory pressures and adversely impact earnings, cash flow, and liquidity.

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

Municipal governments within our utility service territories possess the power of condemnation and could establish a municipal utility within a portion of our current service territories by limiting or denying franchise privileges for our operations and exercising powers of condemnation over all or part of our utility assets within municipal boundaries. We regularly engage in negotiations on renewals of franchise agreements with our municipal governments. We have from time to time faced challenges or ballot initiatives on franchise renewals. Although condemnation is a process that is subject to constitutional protections requiring just and fair compensation, as with any judicial procedure, the outcome is uncertain. If a municipality sought to pursue this course of action, we cannot assure that we would secure adequate recovery of any litigation costs or our investment in assets subject to condemnation. We also cannot quantify the impact that such action would have on the remainder of our business operations.

Costs could significantly increase to achieve or maintain compliance with existing or future environmental laws, regulations or requirements including those associated with climate change.

Our business segments are subject to numerous environmental laws and regulations affecting many aspects of present and future operations, including air emissions (i.e., SO2, NOx, volatile organic compounds, particulate matter, and GHG), water quality, wastewater discharges, solid waste, and hazardous waste.

These laws and regulations may result in increased capital, operating, and other costs. These laws and regulations generally require the business segments to obtain and comply with a wide variety of environmental licenses, permits, inspections, and other government approvals. Compliance with environmental laws and regulations may require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure or inability to comply with evolving environmental regulations may result in the imposition of fines, penalties, and injunctive measures affecting operating assets.

Our business segments may not be successful in recovering increased capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and contracts with customers. More stringent environmental laws or regulations could result in additional capital investments and costs of operation for existing facilities or impede the development of new facilities.

There is uncertainty regarding if and when new climate legislation, regulations or policies will be adopted to reduce or limit GHG and the impact any such regulations would have on us. New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, the closure or capacity reductions of coal-fired power generation facilities or conversion to alternative fuels, and potential decreased production from our combined cycle natural gas-fired generating units. Additional rules and regulations associated with fossil fuels and GHG emissions could result in the impairment or retirement of some of our existing or future transmission, distribution, generation and natural gas storage facilities or our coal mine. Further, these rules could create the need to purchase or build clean-energy fuel sources to fulfill obligations to our customers. These actions could also result in increased operating costs which could adversely impact customers and our financial operating results including earnings, cash flow and liquidity. We cannot definitively estimate the effect of GHG legislation or regulation on our earnings, cash flow and liquidity.

Legislative and regulatory requirements may result in compliance penalties.

Business activities in the energy sector are heavily regulated, primarily by agencies of the federal government. Many agencies employ mandatory civil penalty structures for regulatory violations. The FERC, NERC, PHMSA, CFTC, EPA, OSHA, SEC, TSA, and MSHA may impose significant civil and criminal penalties to enforce compliance requirements relative to our business, which could have a material adverse effect on our financial operating results including earnings, cash flow, and liquidity.

Changes in Federal income tax policy or our inability to use or generate tax credits may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

We are subject to taxation by the various taxing authorities at the federal, state and local levels where we operate. Sweeping legislation or regulation could be enacted by any of these governmental authorities which may affect our tax burden. Changes may include numerous provisions that affect businesses, including changes to corporate tax rates, business-related exclusions, transferability of tax credits, and deductions and credits. The outcome of regulatory proceedings regarding the extent to which a change in corporate tax rate will affect our utility customers and the time period over which that change will occur could significantly impact future earnings and cash flows. Separately, a challenge by a taxing authority, changes in taxing authorities’ administrative interpretations, decisions, policies, and positions, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

We have reduced our consolidated federal and state income tax liabilities in prior years through tax credits, net operating losses, and charitable contribution deductions. A reduction in or disallowance of these tax benefits could adversely affect our earnings and cash flows. We have not fully used these allowed tax benefits in our previous tax filings and have carried them forward to use against future taxable income. Our inability to generate sufficient taxable income in the future to fully use these tax carryforwards before they expire, or to transfer future tax credits as discussed below, could significantly affect our tax obligations and financial results.

Our Electric Utilities and non-regulated power generation entities own and operate renewable energy generating facilities. These facilities produce PTCs and ITCs used to reduce our federal tax obligations. The amount of tax credits we earn depends on the date the qualifying generating facilities are placed in service and various operating and economic factors, including facility generation, transmission constraints, unfavorable trends in pricing for wind or solar energy, adverse weather conditions, the breakdown or failure of equipment, and the applicable tax credit rate. These factors could significantly reduce the PTCs and ITCs produced by our wind farms, resulting in increased federal income tax expense. The IRA of 2022 allows for the sale or transfer of renewable tax credits to other taxpayers. We have sold and plan to continue to sell tax credits if market conditions are favorable. Our inability to generate, transfer, or sell these credits could have a material impact on our financial condition, results of operations and cash flows.

OPERATING RISKS

Failure to attract and retain an appropriately qualified and engaged workforce could have a negative impact on our operations and long-term business strategy.

Recent trends, such as a competitive and tight labor market and declines in employee engagement may lead to higher costs and increased risk of negative outcomes for safety, compliance, customer service, and operations. If we are unable to successfully attract and retain an appropriately qualified workforce and maintain high levels of employee engagement, and maintain satisfactory collective bargaining agreements, safety, service reliability, customer satisfaction, and our results of operations could be adversely affected. As part of our strategic business plans, we will need to attract and retain personnel who are qualified and engaged to implement our strategy and may need to retrain or re-skill certain employees to support our long-term objectives.

Our businesses have collective bargaining agreements with labor unions and approximately 25% of our employees are represented by unions. Failure to renew or renegotiate these contracts could lead to labor disruptions, including strikes or boycotts.

Liability from fires could have a negative impact on our operations or financial performance, and our protocols may not prevent such liability.

Environmental factors including precipitation, temperature, humidity and wind speeds have the potential to increase the likelihood and impact of a wildfire event. We invest resources on initiatives designed to mitigate wildfire risks and also intend to implement a PSPS framework in 2025. The potential for a wildfire event exists even when effective mitigation procedures are followed. Despite our wildfire mitigation initiatives, a wildfire could be ignited, spread and cause damages, which would subject us to significant liability. Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, uninsured losses or losses in excess of current insurance coverage, increased costs of insurance, damage to our reputation, regulatory recovery risk, litigation risk, the potential for a credit downgrade or the inability to access capital markets on reasonable terms.

Supply chain challenges could negatively impact our operations.

We rely on various suppliers in our supply chain for the materials necessary to execute on our capital investment program that is key to our strategic business plans and to respond to a significant unplanned event such as a natural disaster. Our largest customers also rely on our supply chain and delays in critical materials could impact their ability to operate and grow as planned. Our supply chain, material costs, and capital investment program may be negatively impacted by:

•
Unanticipated price increases due to recent macroeconomic factors, such as inflation, including wage inflation, imposition of new tariffs, or rising demand for raw materials associated with the Energy Transition; and

•
Supply restrictions beyond our control or the control of our suppliers such as disruption of the freight system (e.g. labor union strikes, disruptions of trade routes), new or increased tariffs or quotas, increased environmental threats from weather-related disasters, rising demand for raw materials associated with the Energy Transition, and/or geopolitical unrest.

An inability to successfully manage challenges in our supply chain network could materially affect our ability to execute our business plan and growth strategy and our financial operating results including earnings, cash flow, and liquidity.

Cybersecurity incidents, terrorism, or other malicious acts targeting our key technology systems could disrupt our operations, lead to a loss or misuse of confidential and proprietary information, or cause reputational or other harm.

To effectively operate our business, we rely upon a sophisticated electronic control system, information and operation technology systems and network infrastructure to generate, distribute and deliver energy, and collect and retain sensitive information including personal information about our customers and employees. Cybersecurity incidents, terrorism, or other malicious acts targeting electronic control systems could result in a full or partial disruption of our electric and/or natural gas operations. Attacks targeting other key technology systems, including our third-party vendors’ information systems, could further add to a full or partial disruption of our operations. The utility industry has been the target of several cyberattacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other nation state actors and individuals. In addition, the advancement of AI has given rise to additional vulnerabilities and potential entry points for cyberattacks. Any disruption of our electric and/or natural gas operations could result in a loss of service to customers and associated revenues, as well as significant expense to repair damages and remedy security breaches. In addition, any theft, loss, and/or fraudulent use of customer, shareowner, employee, or proprietary data could subject us to significant litigation, liability, and costs, as well as adversely impact our reputation with customers and regulators, among others. We maintain cyber risk insurance to mitigate a portion, but not all, of these risks and losses.

As discussed in Item 1C in this Annual Report on Form 10-K, we have instituted security measures and safeguards to protect our operational systems and information technology assets against cybersecurity threats, including certain safeguards required by NERC. Despite our implementation of security measures and safeguards, all of our technology systems may still be vulnerable to disability, failures, or unauthorized access.

In recent years, the TSA issued security directives that included several new cybersecurity requirements for critical pipeline owners and operators. Such directives or other requirements may require expenditure of significant additional resources to respond to cybersecurity incidents, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Increased costs and the operational impacts of compliance and changes in cybersecurity requirements, including any failure to comply with government regulations or any failure in our cybersecurity protective measures may result in enforcement actions, all of which may have a material adverse effect on our business and our financial operating results including earnings, cash flow, and liquidity. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.

Our financial performance depends on the successful operation of electric generating facilities, electric and natural gas transmission and distribution systems, natural gas storage facilities and a coal mine.

The risks associated with managing these operations include:

•
Operating hazards. Operating hazards such as leaks, mechanical problems and accidents, including fires or explosions, could impact employee and public safety, reliability, and customer confidence.

•
Inherent dangers. Electricity and natural gas can be dangerous to employees and the general public. Failures of or contact with power lines, natural gas pipelines, or service facilities and equipment may result in fires (discussed above), explosions, property damage, and personal injuries, including death. While we maintain liability and property insurance coverage, such policies are subject to certain limits and deductibles. The occurrence of any of these events may not be fully covered by our insurance.

•
Weather, natural conditions, and disasters including impacts from climate change (discussed below).

•
Acts of sabotage, terrorism, or other malicious physical attacks. Damage to our facilities due to deliberate acts could lead to outages or other adverse effects.

•
Equipment and processes. Breakdown or failure of equipment or processes, unavailability, or increased cost of equipment, and performance below expected levels of output or efficiency.

•
Disrupted transmission and distribution. We depend on transmission and distribution facilities, including those operated by unaffiliated parties, to deliver the electricity and natural gas that we sell to our retail and wholesale customers. If transmission is interrupted physically, mechanically or with cyber means, our ability to sell or deliver utility services and satisfy our contractual obligations may be hindered.

•
Natural gas supply for generation and distribution. Our regulated Utilities and non-regulated entities purchase natural gas from a number of suppliers for our generating facilities and for distribution to our customers. Our operations could be negatively impacted by the lack of availability and cost of natural gas, and disruptions in the delivery of natural gas due to various factors, including but not limited to, transportation delays, labor relations, weather, sabotage, cyber-attacks, and environmental regulations.

•
Replacement power. We may incur increased cost of supplying or securing replacement power during scheduled and unscheduled outages of generation facilities.

•
Governmental permits. The inability to obtain required governmental permits and approvals along with the cost of complying with or satisfying conditions imposed upon such approvals could negatively impact our ability to operate.

•
Operational limitations. Operational limitations imposed by environmental and other regulatory requirements and contractual agreements, including those that restrict the timing of generation plant scheduled outages.

•
Increased costs. Increased capital and operating costs to comply with increasingly stringent laws and regulations, unexpected engineering, environmental and geological problems, and unanticipated cost overruns.

•
Supply chain challenges (discussed above).

•
Workforce capabilities and labor relations (discussed above).

•
Public opposition. Opposition by members of public or special-interest groups could negatively impact our ability to operate our businesses.

Any of these risks described above could damage our reputation and public confidence. These risks could also cause us to be unable to deliver energy and/or operate below expected capacity levels, which in turn could reduce revenues or cause us to incur higher operating and maintenance costs and penalties. While we maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance and our rights under contracts, warranties or performance guarantees may not be timely or adequate to cover lost revenues, increased expenses, liability, or liquidated damage payments.

The nature of our business subjects us to climate-related risk, stemming from both physical risk and transition risk of climate change, over varying time horizons.

Physical risks of climate change refer to risks to our facilities or operations that may result from changes in the physical climate, such as changes to temperature and weather patterns. Our utility businesses are seasonal businesses and weather conditions and patterns can have a material impact on our operating results. To the extent weather conditions are affected by climate change, fluctuations in commodity prices and customers’ energy usage could be magnified. Climate change may lead to increased intensity and frequency of storms, resulting in increased likelihood of wildfires, wind, and extreme temperature events. Severe weather events, such as snow and ice storms (e.g., Winter Storm Uri), wildfires, and strong winds could impact our operations, including our ability to provide energy safely, reliably, and profitably and our ability to complete construction, expansion, or refurbishment of facilities as planned. Climate change may intensify these events or increase the frequency of their occurrence. Over time, we may need to make additional investments to protect our facilities from physical risks of climate change.

Transition risks of climate change include changes to the energy systems as a result of new technologies, changing customer demand, and/or expectations and voluntary GHG reduction goals, as well as local, state, or federal regulatory requirements (discussed above). Policies such as a carbon or methane tax could increase costs associated with fossil fuel usage, resulting in higher operating costs including costs of energy generation, construction, and transportation. Risks of the transition to a low-carbon economy could result in shrinking customer demand for fossil fuel-based energy sources. This could come from increased use of behind the meter technology, such as residential solar and storage. Risk of investor pressure over climate risk and/or ESG standards, activist campaigns against coal producers, employee preferences to work for companies with certain sustainability goals, and consumers preference for renewable energy could impact our reputation, ability to attract and retain an appropriately trained workforce, and overall access to capital and/or adequate insurance policies.

Our operations are subject to various conditions that can result in fluctuations in customer usage, including customer growth and general economic conditions in our service territories, weather conditions, and responses to price increases and technological improvements.

Demand for electricity and natural gas can vary greatly based upon:

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

•
Our customers' focus on energy conservation which may be assisted by emerging technologies. Customer growth and usage may be impacted by the voluntary reduction in consumption of electricity and natural gas by our customers in response to increases in prices and energy efficiency programs, electrification initiatives that could negatively impact the demand for natural gas, economic conditions (i.e., inflation, recession) impacting customers’ disposable income and the use of distributed generation resources or other emerging technologies. Continued technological improvements may make customer and third-party distributed generation and energy storage systems, including fuel cells, micro-turbines, wind turbines, solar cells, and batteries, more cost effective and feasible for our customers. If more customers utilize their own generation, demand for energy from us could decline. Such developments could affect the price and/or delivery of energy, require further improvements to our distribution systems to address changing load demands and could make portions of our electric system's power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives.

Each of these factors described above could materially affect demand for electricity and natural gas which would impact our financial operating results including earnings, cash flow and liquidity.

If macroeconomic or other conditions adversely affect operations or require us to make changes to our strategic business plan, we may be forced to record a non-cash goodwill impairment charge.

We had approximately $1.3 billion of goodwill on our consolidated balance sheets as of December 31, 2024. If we make changes in our strategic business plan and growth strategy, or if macroeconomic or other conditions adversely affect operations in any of our businesses, we may be required to record a non-cash impairment charge. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including: future business operating performance, changes in macroeconomic conditions including recession, inflation, and interest rates, changes in our regulatory environment, industry-specific market conditions, changes in business operations, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of either or both of our operating segments, which may result in an impairment charge. See additional information in “Critical Accounting Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

FINANCIAL RISKS

A sub-investment grade credit rating could impact our ability to access capital markets.

Our senior unsecured debt rating is Baa2 (Stable outlook) by Moody’s and BBB+ (Stable outlook) by S&P. Reduction of our investment grade credit ratings could impair our ability to refinance or repay our existing debt and complete new financings on reasonable terms. A credit rating downgrade, particularly to sub-investment grade, could also result in counterparties requiring us to post additional collateral under existing or new contracts. In addition, a ratings downgrade would increase our interest expense under some of our existing debt obligations, including borrowings under our credit facilities, potentially significantly increasing our cost of capital and other associated operating costs which may not be recoverable through existing regulatory rate structures and contracts with customers.

We may be unable to obtain financing on reasonable terms needed to refinance debt, fund planned capital expenditures or otherwise execute our operating strategy.

Our ability to execute our operating strategy is highly dependent upon our access to capital. Historically, we have addressed our liquidity needs (including funds required to make scheduled principal and interest payments, refinance debt, pay dividends and fund working capital and planned capital expenditures) with operating cash flow, borrowings under credit facilities, proceeds of debt and equity offerings, and proceeds from asset sales. Our ability to access capital markets and the costs and terms of available financing depend on many factors, including changes in our credit ratings, general macroeconomic conditions which may drive changes in interest rates and cause volatility in our stock price, changes in the federal or state regulatory environment affecting energy companies, and volatility in commodity prices.

In addition, because we are a holding company and our utility assets are owned by our subsidiaries, if we are unable to adequately access the credit markets, we could be required to take additional measures designed to ensure that our utility subsidiaries are adequately capitalized to provide safe and reliable service. Possible additional measures would be evaluated in the context of then-prevailing market conditions, prudent financial management, and any applicable regulatory requirements.

We may be unable to obtain insurance coverage, and the coverage we currently have may not apply or may be insufficient to cover a significant loss.

In recent years, securing adequate insurance coverage has become more difficult and the cost of insurance has increased substantially. We believe that these trends are likely to continue. Our ability to obtain insurance, as well as the cost of such insurance, could be impacted by developments affecting the insurance industry and the financial condition of insurers. Additionally, insurance providers could deny coverage or decline to extend coverage under the same or similar terms that are presently available to us. A loss for which we are not adequately insured could materially affect our financial results. The coverage we currently have in place may not apply to a particular loss, or it may not be sufficient to cover all liabilities to which we may be subject, including liability and losses associated with wildfires, natural gas and storage field explosions, cyber-security breaches, environmental hazards, and natural disasters. Further, the proceeds of any such insurance may not be received in a timely manner.

Costs associated with our healthcare plans and other benefits could increase significantly.

The costs of providing healthcare benefits to our employees and retirees have increased significantly in recent years. We believe that our employee benefit costs, including costs related to healthcare plans for our employees and former employees, will continue to rise. Significant regulatory developments have required, and likely will continue to require, changes to our current employee benefit plans and supporting administrative processes. Our electric and natural gas utility rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. Within our utility rates, we have generally recovered the cost of providing employee benefits. As employee benefit costs continue to rise, however, there is no assurance that the utility commissions will allow recovery of these increased costs. Rising employee benefit costs, or inadequate recovery of such costs, may adversely affect our financial operating results including earnings, cash flow, and liquidity.

We have a holding company corporate structure with multiple subsidiaries. Corporate dividends and debt payments are dependent upon cash distributions to the holding company from the subsidiaries.

As a holding company, our investments in our subsidiaries are our primary assets. Our operating cash flow and ability to service our indebtedness depend on the operating cash flow of our subsidiaries and the payment of funds by them to us in the form of dividends or advances. Our subsidiaries are separate legal entities that have no obligation to make any funds available for that purpose, whether by dividends or otherwise. In addition, each subsidiary’s ability to pay dividends to us depends on any applicable contractual or regulatory restrictions that may include requirements to maintain minimum levels of cash, working capital, equity, or debt service funds.

There is no assurance as to the amount, if any, of future dividends to the holding company because these subsidiaries depend on future earnings, capital requirements, and financial conditions to fund such dividends. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further information regarding these restrictions and their impact on our liquidity.

Market performance or changes in key valuation assumptions could require us to make significant unplanned contributions to our pension plan and other retiree benefit plans.

Assumptions related to interest rates, expected return on investments, mortality, and other key actuarial assumptions have a significant impact on our funding requirements and the expense recognized related to our pension and other retiree benefit plans. An adverse change to key assumptions associated with our defined benefit retirement plans may require significant, unplanned contributions to the plans which could adversely affect our financial operating results including earnings, cash flow, and liquidity. See Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further information

Our use of derivative financial instruments as hedges against commodity prices and financial market risks could result in material financial losses.

We use various financial and physical derivatives, including futures, forwards, options, and swaps to manage commodity price and interest rate risks. The timing of the recognition of gains or losses on these economic hedges in accordance with GAAP may not consistently match up with the gains or losses on the commodities being hedged. For Black Hills Energy Services under the Choice Gas Program, and in certain instances within our regulated Utilities where unrealized and realized gains and losses from derivative instruments are not approved for regulatory accounting treatment, fluctuating commodity prices may cause fluctuations in reported financial results due to mark-to-market accounting treatment.

To the extent that we hedge our commodity price and interest rate exposures, we forgo the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor. In addition, even though they are closely monitored by management, our hedging activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the hedge arrangement, the hedge is economically imperfect, commodity prices, or interest rates move unfavorably related to our physical or financial positions, or hedging policies and procedures are not followed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The utility industry has been the target of several cyberattacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other nation state actors, and individuals. In addition, the advancement of AI has given rise to additional vulnerabilities and potential entry points for cyberattacks. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure, and other assets. To date, we have not experienced a cybersecurity incident that has had a material impact on our business or results of operations.

Risk Management and Strategy

Our enterprise risk management program, which includes cybersecurity risks that are identified through our cybersecurity risk management program, is designed to identify, report, and manage relevant material risks and opportunities.

Management of the identified risks is embedded into business processes and key decision making at every level of the Company. Our enterprise risk management team works closely with our CSO and IT risk management team to evaluate and address material cybersecurity risks in alignment with our business strategy and operational needs.

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

We regularly engage with third-party assessors and auditors as part of our ongoing cybersecurity risk assessment process to leverage specialized knowledge and insights and to identify areas for continued focus, improvement, compliance, and effectiveness of mitigation. We also utilize government and industry-related security intelligence sources, and actively participate in industry peer groups and public-private partnerships to assist in the identification of potential threats. We conduct ongoing cybersecurity training and monthly email phishing drills for all employees.

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

Governance

Our Board of Directors is responsible for the oversight of risks from cybersecurity threats. Our Chief Information Officer provides our Board of Directors quarterly reports that summarize material cybersecurity threats and the countermeasures taken to mitigate the associated risks. These reports address a variety of topics including updates on strategic cyber initiatives, industry trends, threat vulnerability assessments, and efforts to prevent, detect, and respond to internal and external critical threats. From time to time, our Board of Directors also engages third-party consultants to provide further education about cybersecurity risks.

Our cybersecurity risk management program, which is discussed above, is led by our CSO, who has 34 years of experience in various roles involving managing information security of large-scale global security operations, including developing cybersecurity strategy and implementing effective information and cybersecurity programs. Our CSO maintains industry certifications, including an ISC2 Certified Information Systems Security Professional certification.

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

In addition to the properties disclosed in the Item 1, we own or lease several facilities throughout our service territories including a corporate headquarters building and various office, service center, storage, shop, and warehouse space. Substantially all of the tangible utility properties of South Dakota Electric and Wyoming Electric are subject to liens securing first mortgage bonds issued by South Dakota Electric and Wyoming Electric, respectively.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Phillip A. Casey, age 62, joined the Company as Senior Vice President and Chief Legal Officer on November 13, 2024. Prior to joining the company, he led the Indianapolis office of Calfee, Halter & Griswold from 2019 to November 2024 and co-chaired the firm's energy and utilities practice. Mr. Casey also served as Vice President of Administration and General Counsel for Prairie State Generating Company from 2015 to 2018 and Vice President and Deputy General Counsel-Regulatory for NiSource from 2009 to 2015.

Linden R. Evans, age 62, has been President and Chief Executive Officer since January 1, 2019, President and Chief Operating Officer from 2016 through 2018, and President and Chief Operating Officer - Utilities from 2004 through 2015. Mr. Evans served as the Vice President and General Manager of our former communication subsidiary in 2003 and 2004, and Associate Counsel from 2001 to 2003. Mr. Evans has 23 years of experience with the Company.

Marne M. Jones, age 51, has been Senior Vice President Utilities since June 15, 2023. She served as VP Electric Utilities from 2021 to 2023, Vice President Regulatory and Finance from 2018 to 2021, and Vice President Regulatory from 2016 to 2018. Ms. Jones has a total of 23 years of experience with the Company and has advanced through roles of increasing responsibility in finance, accounting, corporate services, regulatory, and utility operations.

Erik D. Keller, age 61, has been Senior Vice President and Chief Information Officer since July 27, 2020. Prior to joining the company, he was an Information Technology consultant to Ontic Inc., a global provider of parts and services for legacy aerospace platforms, from January 2020 to July 2020, and Chief Information Officer for BBA Aviation, a global aviation support and aftermarket services provider, from 2012 to January 2020. As previously disclosed, Mr. Keller announced that he will resign from the Company, effective February 28, 2025.

Kimberly F. Nooney, age 54, has been Senior Vice President and Chief Financial Officer since April 1, 2023. She served as Vice President – Treasurer from 2015 to 2023, and also served as the Corporate Controller from 2018 to 2022. Ms. Nooney has a total of 28 years of experience with the Company across numerous roles within accounting, internal audit, corporate development, accounting systems, treasury, and financial planning and analysis.

Sarah A. Wiltse, age 46, joined the Company as Senior Vice President and Chief Human Resources Officer on October 28, 2024. Prior to joining the company, she was Vice President of Human Resources for ACCO Brands, a publicly traded global consumer goods company, from 2021 to October 2024, Director and Vice President Human Resources for Compass Minerals from 2018 to 2021, and held various leadership roles at Union Pacific from 2004 to 2018.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BKH. As of January 31, 2025, we had 3,102 common shareholders of record and approximately 82,684 beneficial owners.

COMPARATIVE STOCK PERFORMANCE

The following performance graph compares the cumulative total stockholder return from Black Hills Corporation common stock, as compared with the S&P 500 Index, S&P 500 Utilities index, and our Performance Peer Group for the past five years. The graph assumes an initial investment of $100 on December 31, 2019, and assumes all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance. The information in this "Comparative Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

	As of December 31,
	2019	2020	2021	2022	2023	2024
Black Hills Corporation	$100.00	$80.92	$96.19	$99.15	$79.38	$90.09
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Utilities	100.00	100.48	118.24	120.09	111.59	137.73
Performance Peer Group (a)	100.00	98.84	115.76	117.09	106.90	127.32

____________________

(a)
Performance Peer Group represents the Edison Electric Institute Index, which was used in our 2024 Proxy Statement filed with the SEC on March 15, 2024.

DIVIDENDS

For information concerning dividends, our dividend policy and factors that may limit our ability to pay dividends, see “Key Elements of our Business Strategy” and “Liquidity and Capital Resources” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

UNREGISTERED SECURITIES ISSUED

There were no unregistered securities sold during 2024.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 12 in this Annual Report on Form 10-K for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains monthly information about our acquisitions of equity securities for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	1	$60.93	—	—
November 1, 2024 - November 30, 2024	1	$57.92	—	—
December 1, 2024 - December 31, 2024	3,238	$60.96	—	—
Total	3,240	$60.96	—	—

____________________

(a)
Shares were acquired under the share withholding provisions of the Amended and Restated 2015 Omnibus Incentive Plan for payment of taxes associated with the vesting of various equity compensation plans.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a customer-focused energy solutions provider with a mission of Improving Life with Energy for 1.35 million customers and 800+ communities we serve. Our aspiration is to be the trusted energy partner across our growing eight-state footprint, including Arkansas, Colorado, Iowa, Kansas, Montana, Nebraska, South Dakota, and Wyoming. Our strategy is centered on four priorities: People & Culture—build a team that wins together, Operational Excellence—relentlessly deliver on our commitment to serve our customers, Transformation—be a simple and connected company and Growth—grow to be a dominant long-term energy provider.

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

We have provided energy and served customers for 141 years, since the 1883 gold rush days in Deadwood, South Dakota. Throughout our history, the common thread that unites the past to the present is our commitment to serve our customers and communities. By being responsive and service focused, we can help our customers and communities thrive while meeting rapidly changing customer expectations.

Key Elements of our Business Strategy

Explore opportunities as an energy solutions provider. A key strategic initiative is to grow our business through innovative energy solutions with new customers and partnerships. We see value creation by recruiting new customers and expanding existing partnerships with data centers and blockchain customers; exploring energy markets; and expanding our transmission capabilities. A few recent examples of our initiatives to grow our business as an energy solutions provider include:

•
Announced Partnership with Meta. On July 11, 2024, Wyoming Electric announced it will partner with Meta to provide power for its newest AI data center to be constructed in Cheyenne, Wyoming. Wyoming Electric plans to procure market energy under its LPCS Tariff with customized energy resources essential to Meta's operations and sustainability objectives.

•
Innovatively served LPCS load: In 2022, Wyoming Electric entered into two new PPAs with third parties to purchase up to 106 MWs of wind energy and up to 150 MWs of solar energy, upon construction of new renewable generation facilities (owned by third parties). The new wind generation facility was placed in service in December 2023 and the solar facility was placed in service in March 2024. The renewable energy from these PPAs is used to serve our expanding partnerships with LPCS customers.

•
Expanded BCIS Load: We have supported enabling legislation in Wyoming for the growing blockchain businesses while implementing our own BCIS Tariff to serve these customers. We currently have agreements with two customers to provide up to 130 MWs in Cheyenne, Wyoming under this Tariff. Energy is sourced through the electric energy market and delivered through our Electric Utilities’ infrastructure. Under these agreements, the customers are responsible for costs of service, and the load is interruptible to prioritize the needs of Wyoming Electric’s existing retail customers.

Modernize and operate utility infrastructure to provide customers with safe, reliable, cost-effective electric and natural gas service. Our utilities own and operate large electric and natural gas infrastructure systems with a geographic footprint that spans nearly 1,600 miles. Our Electric Utilities own and operate 1,394 MWs of generation capacity and 9,196 miles of transmission and distribution lines and our Gas Utilities own and operate approximately 49,000 miles of natural gas transmission and distribution pipelines.

A key strategic focus is to modernize and harden our utility infrastructure to meet customers’ and communities’ varied energy needs, ensure the continued delivery of safe, reliable and cost-effective energy and reduce GHG emissions intensity. In addition, we invest in the expansion, capacity, and integrity of our systems to meet customer growth.

To meet our electric customers’ continued expectations of high levels of reliability, a key strength of the Company, our Electric Utilities utilize an integrity program to ensure the timely repair and replacement of aging infrastructure. Recent examples of our efforts within our integrity program include:

•
Continued Construction on Ready Wyoming Project: In November 2021, Wyoming Electric announced its Ready Wyoming electric transmission expansion initiative. Construction of the 260-mile, multi-phase transmission expansion project commenced in late 2023 and the first phase was placed in service in December 2024. The project is expected to be completed in multiple segments through 2025 and will interconnect South Dakota Electric’s and Wyoming Electric’s transmission systems. The project will provide customers long-term price stability and greater flexibility as power markets develop in the Western States. This project is also expected to attract data center and blockchain customers, enable economic growth in Wyoming, expand access to renewable resources and facilitate additional renewable development across wind- and sun-rich resource areas.

•
Advanced South Dakota IRP: In June 2021, South Dakota Electric submitted an IRP to the SDPUC and WPSC. The IRP outlines a range of options over a 20-year planning horizon to meet long-term forecasted energy needs while strengthening reliability and resiliency of the grid. The analysis focused on the least-cost resource needs to best meet customers’ future peak energy needs while maintaining system flexibility and achieving the Company’s generation emissions reduction goals. South Dakota Electric's resource plan in the near-term planning period through 2026 includes the conversion of Neil Simpson II to dual fuel (natural gas and coal) in 2025, and addition of 99 MWs of utility-owned, dispatchable natural gas generation by the second half of 2026. Regarding the addition of 99 MWs of generation, South Dakota Electric expects to request a CPCN from the WPSC in the first quarter of 2025.

•
Published Wildfire Mitigation Plan: In 2024, we published our first formal WMP, which is an overview of our three-layered approach to manage wildfire risks driven by asset-based risk assessments that include asset programs, integrity programs and operational response. Additionally, we continue to engage stakeholders including community and local agencies regulators, legislative bodies and our industry peers to define, review and advance our wildfire management and mitigation plans, including our PSPS, which we expect to formalize by mid-2025.

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

As of December 31, 2024, we estimate our five-year capital investment to be approximately $4.7 billion, with most of that investment targeted toward upgrading existing utility infrastructure, supporting customer and community growth needs, and complying with safety requirements. Our actual 2024 and forecasted capital expenditures for the next five years from 2025 through 2029 are as follows:

	Actual (a)	Forecasted (b)
Capital Expenditures by Segment (minor differences may result due to rounding)	2024	2025	2026	2027	2028	2029
	(in millions)
Electric Utilities	$382	$550	$432	$383	$615	$435
Gas Utilities	403	431	386	412	447	447
Corporate and Other	13	21	41	27	27	27
Total	$798	$1,002	$859	$822	$1,089	$909

(a)
Includes accruals for property, plant and equipment as disclosed as supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements in this Annual Report on Form 10-K. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.
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

Our power production strategy focuses on low-cost construction and efficient operation of our generating facilities. Our low power production costs result from a variety of factors including low fuel costs (operations located near energy hubs), efficiency in converting fuel into energy, and low per-unit operating and maintenance costs. In addition, we operate our plants with high levels of Availability as compared to industry benchmarks.

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

•
The value of controlling load to most effectively serve our customer demand; and

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

Generation Fuel Supply: Our generating facilities are strategically located close to energy hubs that help reduce fuel supply costs. Our Colorado and Wyoming gas-fired generating facilities are located close to major natural gas energy hubs that provide trading liquidity and transparent pricing. Due to their location in the resource rich areas of Colorado and Wyoming, natural gas supply to fuel our gas-fired generation can be sourced at competitive prices. Our coal-fired power plants, all located at the Gillette Energy Complex in northeastern Wyoming, are supplied by our adjacent WRDC coal mine. WRDC provides approximately 3.7 million tons of low-sulfur coal directly to these power plants via a conveyor belt system, minimizing transportation costs. The fuel can be delivered to our adjacent power plants at very cost competitive prices (i.e., $1.19 per MMBtu for year ended December 31, 2024) when compared to alternatives. Nearly all the mine’s production is sold to these on-site generation facilities under long-term supply contracts. Approximately one-half of our production is sold under cost-plus contracts with affiliates.

Reducing our carbon footprint by proactively integrating alternative and renewable energy into our utility energy supply while mitigating customer rate impacts. A critical component of our strategy involves sustainable operations and reducing emissions. We are committed to cleaner energy and a low carbon future, integrating the Energy Transition and more renewable energy into our overall strategy and decision making. We strongly believe that multiple energy sources, working together, will provide the solutions for a cleaner and resilient energy future.

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

During the second quarter of 2024, we published our 2023 Corporate Sustainability Report, highlighting our environmental, social and governance impacts and our progress on major projects and climate goals. We reported a 27% reduction in GHG emissions from our natural gas distribution system since 2022 and are on track to achieve our goal of net zero emissions by 2035. Additionally, we have reduced our electric utility GHG emissions by nearly one-third since 2005 and are on track to achieve our goals to reduce electric emissions intensity by 40% by 2030 and 70% by 2040 compared to 2005.

Our goals are based on prudent and proven solutions to reduce our emissions while minimizing cost impacts to our customers. This keeps our customers at the forefront of our decision-making, which is central to our values. More of our customers, particularly our larger customers, are demanding cleaner sources of energy to meet their sustainability goals. In addition, there is more interest from consumers, regulators and legislators to increase the use of renewable and other alternative energy sources. Recent efforts to support this interest include:

•
Advanced Colorado Clean Energy Plan: Colorado Electric's Clean Energy Plan supports its voluntary election to reduce carbon emissions 80% from 2005 levels by 2030. On April 17, 2024, Colorado Electric filed its 120-Day report with the CPUC, recommending the addition of renewable energy resources to advance its Clean Energy Plan. In December 2024, the CPUC approved a preferred portfolio of 100 MWs of utility-owned solar generation, 50 MWs of utility-owned battery storage and a 200 MWs solar PPA. Colorado Electric plans to file a CPCN for utility-owned resources by mid-2025. New resources are expected to be placed in service in 2027-2028.

•
Established Green Forward and Expanded RNG Interconnect Projects: In 2022 and 2023, we filed regulatory applications to launch Green Forward, a voluntary RNG and carbon offset program, to eligible residential and small business natural gas customers to offset up to 100% or more of the emissions from their natural gas usage. Our teams continue to evaluate attractive RNG investment opportunities across our agriculture-rich service territories and explore value generation with our natural gas storage assets. We also continue to expand our RNG interconnections, with 10 projects actively injecting RNG into our natural gas system.

•
Acquired RNG Production Facility: In January 2024, Black Hills Energy Renewable Resources acquired a RNG production facility at a landfill in Dubuque, Iowa. The facility currently injects RNG into the natural gas distribution system serving Dubuque, which is owned and operated by Iowa Gas. This acquisition represents our entry into the production of RNG as a nonregulated business while leveraging our expertise in owning and operating regulated natural gas pipeline systems, including RNG interconnections. The RNG produced from the landfill facility captures methane that would otherwise vent into the atmosphere. It is delivered under long-term contracts to a third party that purchases the RNG and its related environmental attributes, in conformity with the EPA's Renewable Fuel Standard Program.

Inflation Reduction Act

The IRA, enacted in August 2022, features spending and tax incentives on clean energy provisions. Most notably, the IRA includes provisions that extend and expand the production and investment tax credits for wind and solar; includes energy storage, EVs, RNG, and carbon capture and sequestration; and contains a tax credit transferability provision that allows us to transfer (e.g. sell) PTCs produced after December 31, 2022, to third parties. In June 2024, under this transferability provision, we entered into an agreement with a third party to sell $16.9 million of our 2023 generated PTCs. In January 2025, we entered into a similar agreement with a third party to sell $17.0 million of our 2024 generated PTCs. We expect to continue to explore the ability to efficiently monetize our tax credits through third party transferability agreements. See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Deliver a competitive total return to investors and maintain an investment grade credit rating. We are proud of our track record of annual dividend increases for shareholders. 2024 represented our 54th consecutive year of increasing dividends. In January 2025, our Board of Directors declared a quarterly dividend of $0.676 per share, equivalent to an annual dividend of $2.704 per share. We anticipate growing our dividend in line with our targeted dividend payout ratio of 55% to 65% of net income. A dependable and increasing dividend is an important component of our strategy for delivering long-term value for our shareholders.

We require access to the capital markets to fund our planned capital investments or acquire strategic assets that support prudent and earnings-accretive business growth. We have demonstrated our ability to cost-effectively access the debt and equity markets, while maintaining our investment-grade issuer credit rating.

Recent Developments

Electric Utilities

•
See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent rate review activity for Colorado Electric.

•
See Key Elements of our Business Strategy section above for discussion of recent developments related to our partnership with Meta, construction progress on our Ready Wyoming project, Colorado Electric's Clean Energy Plan, South Dakota Electric's IRP and the addition of 99 MWs of new generation, and publishing of our first formal WMP and plans to formalize our PSPS.

•
In 2024, Wygen I and Pueblo Airport Generation #4-5 experienced unplanned generation outages that had a $8.3 million negative impact to Operating income. We are currently assessing insurance recovery opportunities.

•
On January 20, 2025, Wyoming Electric set a new all-time and winter peak load of 318 MWs, surpassing the previous all-time and winter peak load of 314 MWs set on January 11, 2024. Prior to 2024, the previous winter peak was 301 megawatts in December 2023 and the all-time peak was 312 megawatts in July 2023.

Gas Utilities

•
See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent rate review activity for Arkansas Gas, Colorado Gas, Iowa Gas, Kansas Gas and Wyoming Gas.

•
See Key Elements of our Business Strategy section above for discussion of recent developments related to BHERR's purchase of a RNG production facility in Iowa.

Corporate and Other

•
See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding our recent ATM program activity and our May 16, 2024, debt offering.

•
On May 31, 2024, we amended and restated our corporate Revolving Credit Facility. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Results of Operations

Our discussion and analysis for the year ended December 31, 2024, compared to 2023, is included herein. For discussion and analysis for the year ended December 31, 2023, compared to 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 14, 2024.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	For the Years Ended December 31,
	2024	2023	2024 vs 2023 Variance	2022	2023 vs 2022 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$233.0	$248.8	$(15.8)	$214.3	$34.5
Gas Utilities	271.3	228.8	42.5	244.2	(15.4)
Corporate and Other (a)	(1.2)	(4.9)	3.7	(3.3)	(1.6)
Operating Income	503.1	472.7	30.4	455.2	17.5

Interest expense, net	(181.7)	(167.9)	(13.8)	(161.0)	(6.9)
Other income (expense), net	(1.4)	(3.2)	1.8	1.8	(5.0)
Income tax (expense)	(36.3)	(25.6)	(10.7)	(25.2)	(0.4)
Net income	283.7	276.0	7.7	270.8	5.2
Net income attributable to non-controlling interest	(10.6)	(13.8)	3.2	(12.4)	(1.4)
Net income available for common stock	$273.1	$262.2	$10.9	$258.4	$3.8

Weighted average common shares outstanding, Diluted	69.9	67.1	2.8	65.0	2.1
Total earnings per share of common stock, Diluted	$3.91	$3.91	$—	$3.97	$(0.06)

(a)
Includes inter-segment eliminations.

2024 Compared to 2023

•
Electric Utilities’ operating income decreased $15.8 million primarily due to unfavorable impacts from unplanned generation outages in 2024, lower off-system excess energy sales, higher insurance expense, and one-time benefits in 2023 from a gain on the sale of Northern Iowa Windpower assets, a gain on sale of land to support data center growth, and a recovery from our business interruption insurance. These unfavorable variances were partially offset by new rates and rider recovery and retail customer growth and usage.
•
Gas Utilities’ operating income increased $42.5 million primarily due to new rates and rider recovery driven by the Colorado Gas, Iowa Gas, RMNG and Wyoming Gas rate reviews, retail customer growth and usage, favorable mark-to-market on commodity contracts, and lower employee-related expenses partially offset by $15.9 million of unfavorable weather and higher depreciation driven by capital expenditures;
•
Corporate and other operating loss decreased $3.7 million due to lower unallocated operating expenses;
•
Net interest expense increased $13.8 million primarily due to higher interest rates partially offset by increased interest income and increased AFUDC debt driven by higher construction work-in-progress balances;
•
Other (expense), net decreased $1.8 million primarily due to higher AFUDC equity driven by higher construction work-in-progress balances;
•
Income tax (expense) increased $10.7 million driven by higher pre-tax income and a higher effective tax rate primarily due to an $8.2 million tax benefit in 2023 from a Nebraska income tax rate decrease; and
•
Net income attributable to non-controlling interest decreased $3.2 million due to lower net income from Black Hills Colorado IPP primarily driven by unplanned generation outages.

Segment Operating Results

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP and a “non-GAAP financial measure", Electric and Gas Utility margin. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Electric and Gas Utility margin (revenue less cost of sales) is a non-GAAP financial measure due to the exclusion of operation and maintenance expenses, depreciation and amortization expenses, and taxes other than income taxes from the measure. Electric Utility margin is calculated as operating revenue less cost of fuel and purchased power. Gas Utility margin is calculated as operating revenue less cost of natural gas sold. Our Electric and Gas Utility margin is impacted by the fluctuations in power and natural gas purchases and other fuel supply costs. However, while these fluctuating costs impact Electric and Gas Utility margin as a percentage of revenue, they only impact total Electric and Gas Utility margin if the costs cannot be passed through to our customers. Our Electric and Gas Utility margin measure may not be comparable to other companies’ Electric and Gas Utility margin measures. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Utilities

Operating results for the years ended December 31 for the Electric Utilities were as follows:

	2024	2023	2024 vs 2023 Variance	2022	2023 vs 2022 Variance
	(in millions)
Total revenue	$876.1	$865.0	$11.1	$900.2	$(35.2)
Fuel and purchased power:	206.4	200.1	6.3	266.3	(66.2)
Electric Utility margin (non-GAAP)	669.7	664.9	4.8	633.9	31.0

Operations and maintenance	252.6	236.2	16.4	244.8	(8.6)
Depreciation and amortization	145.3	142.6	2.7	135.9	6.7
Taxes other than income taxes	38.8	37.3	1.5	38.9	(1.6)
	436.7	416.1	20.6	419.6	(3.5)

Operating income	$233.0	$248.8	$(15.8)	$214.3	$34.5

2024 Compared to 2023

Electric Utility margin increased as a result of:

(in millions)
New rates and rider recovery	$15.8
Retail customer growth and usage	3.8
Weather	2.7
Off-system excess energy sales	(7.8)
2023 Wygen I revenue recovery under business interruption insurance (a)	(5.0)
Unplanned generation outages	(4.0)
Other	(0.7)
$4.8

(a)
In 2021, Wygen I experienced an unplanned outage which resulted in lost revenue. A claim for these losses was submitted under our business interruption insurance policy. In 2023, we recovered $5.0 million from our business interruption insurance which was recognized as Revenue.

Operations and maintenance expense increased primarily due to $5.1 million of costs related to unplanned generation outages and $4.6 million of higher insurance expense partially offset by $3.5 million of lower employee-related expenses driven by lower headcount. In 2023, Electric Utilities benefited from one-time gains of $7.7 million on the sale of Northern Iowa Windpower assets and $3.9 million on sale of land.

Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.

Taxes other than income taxes were comparable.

Operating Statistics

	Revenue			Quantities Sold
	For the year ended December 31,			For the year ended December 31,
By Customer Class	2024	2023	2022	2024	2023	2022
	(in millions)			(in GWh)
Retail Revenue -
Residential	$234.8	$224.5	$246.2	1,471.9	1,438.5	1,513.1
Commercial	263.6	254.5	272.4	2,091.4	2,074.4	2,087.8
Industrial	168.9	157.3	163.9	2,169.8	2,094.8	1,912.5
Municipal	17.0	17.5	20.5	147.1	150.9	159.3
Other Retail	14.3	12.3	6.2	—	—	—
Subtotal Retail Revenue - Electric	698.6	666.1	709.2	5,880.2	5,758.6	5,672.7
Wholesale	26.8	34.2	44.8	589.4	699.7	947.0
Market - off-system sales	34.8	50.9	48.6	765.6	737.9	643.2
Transmission	52.2	47.1	40.5	—	—	—
Other (a)	63.7	66.7	57.1	—	—	—
Total Revenue and Quantities Sold	$876.1	$865.0	$900.2	7,235.2	7,196.2	7,262.9
Other Uses, Losses or Generation, net (b)				390.3	463.5	450.0
Total Energy				7,625.5	7,659.7	7,712.9

(a)
Primarily related to Integrated Generation, inter-segment rent, and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(b)
Includes company uses and line losses.

	Revenue			Quantities Sold
	For the year ended December 31,			For the year ended December 31,
By Business Unit	2024	2023	2022	2024	2023	2022
	(in millions)			(in GWh)
Colorado Electric	$276.9	$285.7	$321.1	2,392.7	2,397.2	2,440.0
South Dakota Electric	322.0	321.1	335.2	2,556.5	2,554.3	2,626.2
Wyoming Electric	234.3	212.2	197.7	2,190.1	2,124.1	1,903.7
Integrated Generation	42.9	46.0	46.2	95.9	120.6	293.0
Total Revenue and Quantities Sold	$876.1	$865.0	$900.2	7,235.2	7,196.2	7,262.9

	For the year ended December 31,
Quantities Generated and Purchased by Fuel Type	2024	2023	2022
	(in GWh)
Generated:
Coal	2,478.3	2,683.4	2,708.8
Natural Gas	2,239.1	2,021.4	1,454.2
Wind	660.2	678.5	875.8
Total Generated	5,377.6	5,383.3	5,038.8
Purchased:
Coal, Natural Gas, Diesel Oil and Other Market Purchases (a)	1,117.8	1,842.9	2,280.8
Wind and Solar (a)	1,130.1	433.5	393.3
Total Purchased	2,247.9	2,276.4	2,674.1

Total Generated and Purchased	7,625.5	7,659.7	7,712.9

(a)
The shift in purchases by fuel type for 2024 compared to 2023 is primarily due to Wyoming Electric's new wind and solar energy PPAs, which replaced market purchases from other fuel types, and are used to serve our LPCS customers. See Key Elements of our Business Strategy section above for additional information.

	For the year ended December 31,
Quantities Generated and Purchased by Business Unit	2024	2023	2022
	(in GWh)
Generated:
Colorado Electric	865.0	653.9	474.4
South Dakota Electric	2,045.4	2,018.5	1,890.0
Wyoming Electric	866.5	908.3	905.8
Integrated Generation	1,600.7	1,802.5	1,768.6
Total Generated	5,377.6	5,383.2	5,038.8
Purchased:
Colorado Electric	447.4	588.2	1,005.4
South Dakota Electric	590.7	604.6	826.4
Wyoming Electric	1,147.7	1,028.5	757.2
Integrated Generation	62.1	55.2	85.1
Total Purchased	2,247.9	2,276.5	2,674.1

Total Generated and Purchased	7,625.5	7,659.7	7,712.9

	For the year ended December 31,
	2024		2023		2022
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	4,926	(8)%	5,330	1%	5,551	9%
South Dakota Electric	6,311	(13)%	6,969	(4)%	7,495	6%
Wyoming Electric	6,272	(10)%	6,783	(1)%	7,051	3%
Combined (a)	5,676	(10)%	6,185	(1)%	6,518	6%

Cooling Degree Days:
Colorado Electric	1,269	11%	1,046	(10)%	1,362	9%
South Dakota Electric	913	49%	497	(21)%	814	27%
Wyoming Electric	491	7%	329	(30)%	701	47%
Combined (a)	989	20%	713	(15)%	1,040	18%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	For the year ended December 31,
Contracted generating facilities Availability (a) by fuel type	2024	2023	2022
Coal (b)	89.8%	93.7%	91.5%
Natural gas and diesel oil (b)	92.9%	92.1%	96.1%
Wind	90.6%	92.5%	93.7%
Total availability	91.7%	92.6%	94.4%

Wind Capacity Factor (a)	36.7%	37.4%	34.7%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)
2024 included unplanned outages at Wygen I and Pueblo Airport Generation #4-5.

Gas Utilities

Operating results for the years ended December 31 for the Gas Utilities were as follows:

	2024	2023	2024 vs 2023 Variance	2022	2023 vs 2022 Variance
	(in millions)
Total revenue	$1,269.4	$1,484.2	$(214.8)	$1,669.1	$(184.9)
Cost of natural gas sold	524.3	783.2	(258.9)	965.1	(181.9)
Gas Utility margin (non-GAAP)	745.1	701.0	44.1	704.0	(3.0)

Operations and maintenance	320.7	328.7	(8.0)	317.3	11.4
Depreciation and amortization	124.7	113.9	10.8	114.7	(0.8)
Taxes other than income taxes	28.4	29.6	(1.2)	27.8	1.8
	473.8	472.2	1.6	459.8	12.4

Operating income	$271.3	$228.8	$42.5	$244.2	$(15.4)

2024 Compared to 2023

Gas Utility margin increased as a result of:

(in millions)
New rates and rider recovery	$48.7
Mark-to-market on non-utility natural gas commodity contracts	4.9
Retail customer growth and usage	3.6
Weather	(15.9)
Other	2.8
$44.1

Operations and maintenance expense decreased primarily due to $10.8 million of lower employee-related expenses driven by lower headcount, $2.9 million decreased bad debt expense attributable to lower customer billings, and $1.2 million of lower training expense partially offset by $3.3 million of higher insurance expense and $2.8 million of higher IT-related expenses.

Depreciation and amortization increased primarily due to a higher asset base driven by capital expenditures.

Taxes other than income taxes were comparable.

Operating Statistics

	Revenue			Quantities Sold and Transported
	For the year ended December 31,			For the year ended December 31,
By Customer Class	2024	2023	2022	2024	2023	2022
	(in millions			(Dth in millions)
Retail Revenue -
Residential	$691.9	$830.3	$942.3	56.7	60.1	66.9
Commercial	266.3	337.3	399.2	28.4	29.4	32.4
Industrial	23.7	33.1	63.0	6.0	5.7	7.7
Other Retail (a)	40.7	48.1	48.8	—	—	—
Subtotal Retail Revenue - Gas (b)	1,022.6	1,248.8	1,453.3	91.1	95.2	107.0
Transportation	178.2	176.8	173.3	159.2	159.8	160.9
Other (c)	68.6	58.6	42.5	—	—	—
Total Revenue and Quantities Sold	$1,269.4	$1,484.2	$1,669.1	250.3	255.0	267.9

(a)
Includes Black Hills Energy Services revenue under the Choice Gas Program.
(b)
Retail gas revenues decreased in 2024 compared to 2023 primarily due to lower commodity prices. Our Utilities have regulatory mechanisms that allow them to pass prudently incurred costs of energy through to the customer. Customer billing rates are adjusted periodically to reflect changes in our cost of energy.
(c)
Includes inter-segment rent and non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.

	Revenue			Quantities Sold and Transported
	For the year ended December 31,			For the year ended December 31,
By Business Unit	2024	2023	2022	2024	2023	2022
	(in millions)			(Dth in millions)
Arkansas Gas	$248.8	$268.9	$311.3	29.9	30.2	32.3
Colorado Gas	278.8	313.6	320.9	31.0	32.8	34.3
Iowa Gas	162.3	213.6	283.9	37.3	37.9	40.9
Kansas Gas	130.4	155.6	191.4	34.8	35.5	38.6
Nebraska Gas	304.5	366.1	384.8	80.3	82.2	85.1
Wyoming Gas	144.6	166.4	176.8	37.0	36.4	36.7
Total Revenue and Quantities Sold	$1,269.4	$1,484.2	$1,669.1	250.3	255.0	267.9

	For the year ended December 31,
	2024		2023		2022
Heating Degree Days	Actual	Variance From Normal	Actual	Variance From Normal	Actual	Variance From Normal
Arkansas Gas (a)	2,998	(20)%	3,197	(17)%	3,844	2%
Colorado Gas	5,662	(7)%	5,916	(4)%	6,325	4%
Iowa Gas	5,543	(16)%	5,921	(12)%	7,037	7%
Kansas Gas (a)	4,092	(12)%	4,387	(8)%	4,968	7%
Nebraska Gas	5,172	(13)%	5,579	(8)%	6,220	4%
Wyoming Gas	6,641	(10)%	7,385	8%	7,644	12%
Combined (b)	5,517	(11)%	6,006	(4)%	6,536	5%

(a)
Arkansas and Kansas have weather normalization mechanisms that mitigate the weather impact on Gas Utility margins.
(b)
Heating degree days are calculated based on a weighted average of total customers by state excluding Kansas due to its weather normalization mechanism. Arkansas Gas is partially excluded based on the weather normalization mechanism in effect from November through April.

Corporate and Other

Corporate and Other operating results, including inter-segment eliminations, for the years ended December 31 were as follows:

	2024	2023	2024 vs 2023 Variance	2022	2023 vs 2022 Variance
	(in millions)
Operating (loss)	$(1.2)	$(4.9)	$3.7	$(3.3)	$(1.6)

2024 Compared to 2023

Operating (loss) decreased primarily due to lower unallocated outside services expenses and a gain on the sale of a Corporate asset.

Consolidated Interest Expense, Other Income (Expense) and Income Tax (Expense)

	2024	2023	2024 vs 2023 Variance	2022	2023 vs 2022 Variance
	(in millions)
Interest expense, net	$(181.7)	$(167.9)	$(13.8)	$(161.0)	$(6.9)
Other income (expense), net	(1.4)	(3.2)	1.8	1.8	(5.0)
Income tax (expense)	(36.3)	(25.6)	(10.7)	(25.2)	(0.4)

2024 Compared to 2023

Interest expense, net increased due to higher interest rates partially offset by higher interest income and higher AFUDC debt driven by higher construction work-in-progress balances.

Other (expense), net decreased primarily due to higher AFUDC equity driven by higher construction work-in-progress balances.

Income tax (expense) increased due to higher pre-tax income and a higher effective tax rate. The effective tax rate was 11.3% for 2024 and 8.5% for 2023. The effective tax rate was higher primarily due to a $8.2 million tax benefit in 2023 from a Nebraska income tax rate decrease. See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

Liquidity and Capital Resources

OVERVIEW

Our company requires significant cash to support and grow our businesses. Our primary sources of cash are generated from our operating activities, Revolving Credit Facility, CP Program, ATM, and ability to access the public and private capital markets through debt and equity securities offerings when necessary. This cash is used for, among other things, working capital, capital expenditures, dividends, pension funding, investments in or acquisitions of assets and businesses, payment of debt obligations, and redemption of outstanding debt and equity securities when required or financially appropriate.

We experience significant cash requirements during peak months of the winter heating season due to higher natural gas consumption, during periods of high natural gas prices, and during the construction season, which typically peaks in spring and summer.

We believe that our cash on hand, operating cash flows, existing borrowing capacity, and ability to complete new debt and equity financings, taken in their entirety, provide sufficient capital resources to fund our ongoing operating requirements, regulatory liabilities, debt maturities, anticipated dividends, and anticipated capital expenditures discussed in this section.

The following table provides an informational summary of our liquidity and capital structure as of December 31:

	2024	2023
	(dollars in millions)
Cash and cash equivalents	$16.1	$86.6
Available capacity under Revolving Credit Facility and CP Program (a)	612.7	746.3
Available liquidity	$628.8	$832.9

Capital structure
Short-term debt	$133.8	$600.0
Long-term debt	4,250.2	3,801.2
Total debt	4,384.0	4,401.2
Total stockholders' equity (excludes non-controlling interest)	3,501.5	3,215.3
Total capitalization	$7,885.5	$7,616.5

Debt to capitalization	55.6%	57.8%
Long-term debt to total debt	96.9%	86.4%

(a)
Available capacity under Revolving Credit Facility and CP Program represents $750 million of total borrowing capacity less outstanding borrowings and letters of credit. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

Future Financing Plans

We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, and the issuance of common stock under our ATM program or in an opportunistic block trade. In 2025, we plan to renew our Equity Distribution Sales Agreement and assess the renewal of our shelf registration statement. Our Equity Distribution Sales Agreement allows us to sell shares of common stock, from time to time, through our ATM program utilizing our shelf registration statement. We also plan to re-finance our $300 million, 3.95%, senior unsecured notes due January 2026, at or before maturity date.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the years ended December 31:

Operating Activities:

	2024	2023	2024 vs 2023 Variance	2022	2023 vs 2022 Variance
	(in millions)
Net income	$283.7	$276.0	$7.7	$270.8	$5.2
Non-cash adjustments to Net income	350.5	313.5	37.0	295.7	17.8
Total earnings	634.2	589.5	44.7	566.5	23.0
Changes in certain operating assets and liabilities:
Materials, supplies and fuel, Accounts receivable and other current assets	(12.5)	255.9	(268.4)	(259.9)	515.8
Accounts payable and accrued liabilities	28.8	(109.9)	138.7	89.4	(199.3)
Regulatory assets	90.0	236.8	(146.8)	203.9	32.9
Net inflow from changes in certain operating assets and liabilities	106.3	382.8	(276.5)	33.4	349.4
Other operating activities	(21.2)	(27.9)	6.7	(15.1)	(12.8)
Net cash provided by operating activities	$719.3	$944.4	$(225.1)	$584.8	$359.6

2024 Compared to 2023

Net cash provided by operating activities was $225.1 million lower which was attributable to:

•
Total earnings (net income plus non-cash adjustments) were $44.7 million higher primarily as a result of increased Electric and Gas Utility margins due to new rates, rider recovery and customer growth, partially offset by unfavorable weather, higher operating expenses and higher financing costs.

•
Net inflows from changes in certain operating assets and liabilities were $276.5 million lower, primarily attributable to:

o
Cash inflows decreased by approximately $268.4 million as a result of changes in accounts receivable and other current assets primarily due to lower collections on pass-through revenues and lower natural gas in storage inventories driven by fluctuations in commodity prices and timing of injections and withdrawals;

o
Cash outflows decreased by approximately $138.7 million as a result of increases in accounts payable and other current liabilities primarily driven by fluctuations in commodity prices, payment timing of natural gas and power purchases, and changes in other working capital requirements; and

o
Cash inflows decreased by approximately $146.8 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of deferred gas and fuel cost adjustments driven by fluctuations in commodity prices.

•
Cash outflows decreased $6.7 million from other operating activities primarily due to lower costs from cloud computing arrangements.

Investing Activities:

	2024	2023	2024 vs 2023 Variance	2022	2023 vs 2022 Variance
	(in millions)
Capital expenditures	$(744.2)	$(555.6)	$(188.6)	$(604.4)	$48.8
Other investing activities	(1.8)	18.9	(20.7)	0.5	18.4
Net cash (used in) investing activities	$(746.0)	$(536.7)	$(209.3)	$(603.9)	$67.2

2024 Compared to 2023

Net cash used in investing activities was $209.3 million higher which was attributable to:

•
Cash outflows from capital expenditures (which are net of contributions in aid of construction) increased $188.6 million primarily as a result of Wyoming Electric's Ready Wyoming electric transmission expansion project and Black Hills Energy Renewable Resources' acquisition of a RNG production facility at a landfill in Dubuque, Iowa.

•
Cash outflows increased $20.7 million for other investing activities primarily due to 2023 proceeds from the sale of Northern Iowa Windpower assets and a sale of land to support data center growth.

Financing Activities:

	2024	2023	2024 vs 2023 Variance	2022	2023 vs 2022 Variance
	(in millions)
Dividends paid on common stock	$(182.3)	$(168.1)	$(14.2)	$(156.7)	$(11.4)
Common stock issued	181.4	118.3	63.1	90.1	28.2
Short-term and long-term debt borrowings (repayments), net	(16.2)	(260.6)	244.4	115.4	(376.0)
Distributions to non-controlling interests	(17.4)	(18.3)	0.9	(17.4)	(0.9)
Other financing activities	(8.4)	(13.0)	4.6	0.9	(13.9)
Net cash provided by (used in) financing activities	$(42.9)	$(341.7)	$298.8	$32.3	$(374.0)

2024 Compared to 2023

Net cash used in financing activities was $298.8 million lower which was primarily attributable to:

•
Cash outflows increased $14.2 million due to increased dividends paid on increased shares of common stock outstanding;

•
Cash inflows increased $63.1 million due to higher issuances of common stock;

•
Net outflows from changes in short-term and long-term debt (repayments) borrowings decreased $244.4 million due to:

o
Net cash inflows increased $669.4 million as a result of net borrowing activity under our Revolving Credit Facility and CP Program; and

o
Cash inflows decreased $350 million due to issuances of $450 million of senior unsecured notes in May 2024 compared to issuances of $350 million of senior unsecured notes in March 2023 and $450 million of senior unsecured notes in September 2023; and

o
Cash outflows increased $75 million due to repayment of our $600 million senior unsecured notes in August 2024 compared to repayment of our $525 million senior unsecured notes in November 2023.

•
Cash outflows decreased by $4.6 million for other financing activities primarily due to lower financing costs from the May 2024 debt offering compared to the March 2023 and September 2023 debt offerings.

CAPITAL RESOURCES

Shelf Registration Statement

We maintain an effective shelf registration statement with the SEC under which we may issue, from time to time, an unspecified amount of senior debt securities, subordinate debt securities, common stock, preferred stock, warrants, and other securities.

Short-term Debt

We have a $750 million Revolving Credit Facility that matures on May 31, 2029, with two one-year extension options (subject to consent from lenders). This facility is similar to the former revolving credit facility, which includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents, and each bank increasing or providing a new commitment. We also have a $750 million, unsecured CP Program that is backstopped by the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility and the CP Program, either individually or in the aggregate, cannot exceed $750 million.

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

Financial Covenants

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of December 31, 2024. See additional information in Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Equity

For information regarding equity, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

CREDIT RATINGS

Financing for operational needs and capital expenditure requirements, not satisfied by operating cash flows, depends upon the cost and availability of external funds through both short and long-term financing. In order to operate and grow our business, we need to consistently maintain the ability to raise capital on favorable terms. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, the Company’s credit ratings, cash flows from routine operations, and the credit ratings of counterparties. After assessing the current operating performance, liquidity, and credit ratings of the Company, management believes that the Company will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. We note that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

The following table represents the credit ratings, outlook and risk profile of BHC at December 31, 2024:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable
Fitch (c)	BBB+	Negative

(a)
On May 9, 2024, S&P reported BBB+ rating and maintained a Stable outlook.
(b)
On January 8, 2025, Moody's reported our Baa2 rating and maintained a Stable outlook.
(c)
On January 17, 2025, Fitch affirmed its BBB+ rating for BHC and maintained a Negative outlook. Following the affirmation, the parties jointly withdrew the rating.

The following table represents the credit ratings of South Dakota Electric at December 31, 2024:

Rating Agency	Senior Secured Rating
S&P (a)	A
Fitch (b)	A

(a)
On May 9, 2024, S&P reported A rating.
(b)
On January 17, 2025, Fitch affirmed its A rating for South Dakota Electric. Following the affirmation, the parties jointly withdrew the rating.

We have not had any triggering events (i.e. an acceleration of repayment of outstanding indebtedness, an increase in interest costs, or the posting of additional cash collateral) tied to our stock price and have not executed any transactions that require us to issue equity based on our credit ratings.

CAPITAL REQUIREMENTS

Capital Expenditures

Capital expenditures are a substantial portion of our cash requirements each year and we continue to forecast a robust capital expenditure program during the next five years. See above in Key Elements of our Business Strategy for forecasted capital expenditure requirements. A significant portion of our capital expenditures are for safety, reliability, and integrity of our system and is included in utility rate base and eligible for recovery from our utility customers with regulatory approval. Those capital expenditures also earn a rate of return authorized by the commissions in the jurisdictions in which we operate.

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

Defined Benefit Pension Plan

We have one defined benefit pension plan, the Black Hills Retirement Plan (Pension Plan). The unfunded status of the Pension Plan is defined as the amount the projected benefit obligation exceeds the plan assets. The unfunded status of the Pension Plan is $41.4 million as of December 31, 2024, compared to $39.5 million as of December 31, 2023. See further information in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Common Stock Dividends

Future cash dividends, if any, will be dependent on our results of operations, financial position, cash flows, reinvestment opportunities, and other factors, and will be evaluated and approved by our Board of Directors.

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

On January 24, 2025, our Board of Directors declared a quarterly dividend of $0.676 per share, equivalent to an annual dividend rate of $2.704 per share. The table below provides our dividends paid, dividend payout ratio, and dividends paid per share for the three years ended December 31:

	2024	2023	2022
	(Dividends Paid in millions)
Common Stock Dividends Paid	$182.3	$168.1	$156.7
Dividend Payout Ratio	66%	64%	61%
Dividends Per Share	$2.60	$2.50	$2.41

Our three-year compound annualized dividend growth rate was 4.3%.

Collateral Requirements

Our Utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions, and the amounts owed by or to the counterparty. At December 31, 2024, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts. The cash collateral we were required to post at December 31, 2024, was not material. See Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Guarantees

We provide various guarantees, which represent off-balance sheet commitments, supporting certain of our subsidiaries under specified agreements or transactions. For more information on these guarantees, see Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas which require management’s judgment in selecting among available GAAP alternatives. We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. We continue to closely monitor the macroeconomic environment and related impacts on our critical accounting estimates including, but not limited to, collectability of customer receivables, recoverability of regulatory assets, impairment risk of goodwill and long-lived assets, and contingent liabilities. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from our estimates and to the extent there are material differences between these estimates, judgments or assumptions, and actual results, our financial statements will be affected. We believe the following accounting estimates are the most critical in understanding and evaluating our reported financial results. We have reviewed these critical accounting estimates and related disclosures with our Audit Committee.

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

As of December 31, 2024, and 2023, we had total regulatory assets of $427.7 million and $480.1 million, respectively, and total regulatory liabilities of $568.7 million and $566.6 million, respectively. See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units and determining the fair value of the reporting unit. We have determined that the reporting units for goodwill impairment testing are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available. We estimate the fair value of our reporting units using a combination of an income approach, which estimates fair value based on discounted future cash flows, and a market approach, which estimates fair value based on market comparables within the utility and energy industry. These valuations require significant judgments, including, but not limited to: 1) estimates of future cash flows, based on our internal five-year business plans and adjusted as appropriate for our view of market participant assumptions, with long range cash flows estimated using a terminal value calculation; 2) estimates of long-term growth rates for our businesses; 3) the determination of an appropriate weighted-average cost of capital or discount rate; and 4) the utilization of market information such as recent sales transactions for comparable assets within the utility and energy industry. Varying by reporting unit, weighted average cost of capital in the range of 6.3% to 6.5% and long-term growth rate projections of 1.75% were utilized in the goodwill impairment test performed as of October 1, 2024. Although 1.75% was used for a long-term growth rate projection, the short-term projected growth rate is higher with planned recovery of capital investments through rider mechanisms and rate reviews. Under the market approach, we estimate fair value using multiples derived from comparable sales transactions and enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, we add a reasonable control premium when calculating fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants.

The estimates and assumptions used in our impairment assessments are based on available market information and we believe they are reasonable. However, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

For the years ended December 31, 2024, 2023, and 2022, there were no impairment losses recorded. At December 31, 2024, the fair value exceeded the carrying value at all reporting units.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and provides any necessary valuation allowances as required. If we determine that we will be unable to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be made in the period such determination was made. These adjustments may increase or decrease earnings. Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretations of tax laws and the resolution of current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed, but not limited to, the following market risks:

•
Commodity price risk associated with our retail natural gas services, wholesale electric power marketing activities and fuel procurement for several of our gas-fired generation assets. Market fluctuations may occur due to unpredictable factors such as weather, wildfires, geopolitical events, pandemics, market speculation, recession, inflation, pipeline constraints, and other factors that may impact natural gas and electric energy supply and demand; and

•
Interest rate risk associated with future debt, including reduced access to liquidity during periods of extreme capital markets volatility.

Credit risk is associated with financial loss resulting from non-performance of contractual obligations by a counterparty.

To manage and mitigate these identified risks, we have adopted the Black Hills Corporation Risk Policies and Procedures. The Black Hills Corporation Risk Policies and Procedures have been approved by our Executive Risk Committee. These policies relate to numerous matters including governance, control infrastructure, authorized commodities and trading instruments, prohibited activities, and employee conduct. We report significant issues or concerns pertaining to the Risk Policies and Procedures to the Audit Committee of our Board of Directors. The Executive Risk Committee, which includes senior level executives, meets at least quarterly and as necessary, to review our business and credit activities and to ensure that these activities are conducted within the authorized policies.

Commodity Price Risk

Electric and Gas Utilities

Our Utilities have various provisions that allow them to pass the prudently-incurred cost of energy through to the customer. To the extent energy prices are higher or lower than amounts in our current billing rates, adjustments are made on a periodic basis to reflect billed amounts to match the actual energy cost we incurred. In Colorado, South Dakota, and Wyoming, we have ECA or PCA provisions that adjust electric rates when energy costs are higher or lower than the costs included in our tariffs. In Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming, we have GCA provisions that adjust natural gas rates when our natural gas costs are higher or lower than the energy cost included in our tariffs. These adjustments are subject to periodic prudence reviews by the state regulatory commissions. If state regulatory commissions decide to discontinue these tariff-based adjustment mechanisms, or there are delays in the timing of recovery under these mechanisms, we may be more exposed to commodity price risk.

The operations of our Utilities, including natural gas sold by our Gas Utilities and natural gas used by our Electric Utilities’ generation plants or those plants under PPAs where our Electric Utilities must provide the generation fuel (tolling agreements), expose our utility customers to natural gas price volatility. Therefore, as allowed or required by state regulatory commissions, we have entered into commission-approved hedging programs utilizing natural gas futures, options, over-the-counter swaps, and basis swaps to reduce our customers’ underlying exposure to these fluctuations.

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

Black Hills Energy Services

Through our non-regulated natural gas commodity supplier, we buy and sell natural gas in Nebraska and Wyoming at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with fixed price forward contracts to supply gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings.

At December 31, 2024, and 2023, a 10% change in market prices for our derivative instruments would not materially impact pre-tax income, the fair values of our derivative assets and liabilities, or OCI.

See additional commodity risk and derivative information in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Interest Rate Risk

Periodically, we have engaged in activities to manage risks associated with changes in interest rates. We have utilized pay-fixed interest rate swap agreements to reduce exposure to interest rate fluctuations associated with floating rate debt obligations and anticipated debt refinancings. At December 31, 2024, we had no interest rate swaps in place. Further details of past swap agreements are set forth in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

At December 31, 2024, 96.9% of our debt is fixed rate debt, which limits our exposure to variable interest rate fluctuations. A hypothetical 100 basis point increase in the benchmark rate on our variable rate debt would have increased annual pretax interest expense by approximately $0.3 million and $0.9 million for the years ended December 31, 2024, and 2023, respectively. See Note 8 for further information on cash amounts outstanding under short- and long-term variable rate borrowings.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of Black Hills Corporation’s financial statements, has issued an attestation report on the effectiveness of Black Hills Corporation's internal control over financial reporting as of December 31, 2024. Deloitte & Touche LLP's report on Black Hills Corporation's internal control over financial reporting is included herein.

Black Hills Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulatory Accounting – Impact of Rate Regulation on the Financial Statements – Refer to Notes 1 and 2 to the Financial Statements

Critical Audit Matter Description

The Company is subject to cost-of-service regulation and earnings oversight by state and federal utility commissions (collectively, the “Commissions”), which have jurisdiction over the Company’s electric rates in Colorado, Montana, South Dakota and Wyoming and natural gas rates in Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; revenue; operating expenses; and income tax benefit (expense).

Rates are regulated on a state-by-state basis by the relevant state regulatory commissions based on an analysis of the Company’s costs, as reviewed and approved in a regulatory proceeding. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated its regulatory assets are probable of recovery in current rates or in future proceedings, there is a risk that the Commissions will not judge all costs to have been prudently incurred or that the rate regulation process in which rates are determined will not always result in rates that produce a full recovery of costs and the return on invested capital.

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

February 12, 2025

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 12, 2025

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	December 31, 2024	December 31, 2023	December 31, 2022
	(in millions, except per share amounts)
Revenue	$2,127.7	$2,331.3	$2,551.8

Operating expenses:
Fuel, purchased power and cost of natural gas sold	730.3	982.9	1,230.6
Operations and maintenance	557.0	552.0	548.4
Depreciation and amortization	270.1	256.8	250.9
Taxes other than income taxes	67.2	66.9	66.7
Total operating expenses	1,624.6	1,858.6	2,096.6

Operating income	503.1	472.7	455.2

Other income (expense):
Interest expense incurred net of amounts capitalized	(195.2)	(180.0)	(162.6)
Interest income	13.5	12.1	1.6
Other income (expense), net	(1.4)	(3.2)	1.8
Total other income (expense)	(183.1)	(171.1)	(159.2)
Income before income taxes	320.0	301.6	296.0
Income tax (expense)	(36.3)	(25.6)	(25.2)
Net income	283.7	276.0	270.8
Net income attributable to non-controlling interest	(10.6)	(13.8)	(12.4)
Net income available for common stock	273.1	$262.2	$258.4

Earnings per share of common stock:
Earnings per share, Basic	3.91	3.91	$3.98
Earnings per share, Diluted	3.91	3.91	$3.97

Weighted average common shares outstanding:
Basic	69.8	67.0	64.9
Diluted	69.9	67.1	65.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended	December 31, 2024	December 31, 2023	December 31, 2022
	(in millions)
Net income	$283.7	$276.0	$270.8

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $(0.2), $0, and $(1.5), respectively)	0.8	(0.3)	4.6
Reclassification adjustment of benefit plan liability - net loss (net of tax of $(0.1), $0, and $(0.2), respectively)	0.1	0.2	0.5
Reclassification adjustment of benefit plan liability - prior service cost (net of tax of $0, $0, and $0, respectively)	—	—	(0.1)
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(0.6), $(0.7), and $(0.7), respectively)	2.3	2.2	2.1
Net unrealized gains (losses) on commodity derivatives (net of tax of $0.1, $1.1, and $0.2, respectively)	(0.5)	(3.6)	(0.6)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(0.8), $(0.7), and $0.7, respectively)	2.7	2.3	(2.0)
Other comprehensive income (loss), net of tax	5.4	0.8	4.5

Comprehensive income	289.1	276.8	275.3
Less: comprehensive income attributable to non-controlling interest	(10.6)	(13.8)	(12.4)
Comprehensive income available for common stock	$278.5	$263.0	$262.9

See Note 11 for additional disclosures related to Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2024	December 31, 2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$16.1	$86.6
Restricted cash and equivalents	7.3	6.4
Accounts receivable, net	351.2	350.3
Materials, supplies and fuel	153.9	160.9
Income tax receivable, net	19.8	18.5
Regulatory assets, current	154.8	175.7
Other current assets	39.2	28.2
Total current assets	742.3	826.6

Property, plant and equipment	9,566.5	8,917.2
Less accumulated depreciation and depletion	(1,936.6)	(1,797.9)
Total property, plant and equipment, net	7,629.9	7,119.3

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	7.6	8.4
Regulatory assets, non-current	272.9	304.4
Other assets, non-current	70.4	62.2
Total other assets, non-current	1,650.4	1,674.5

TOTAL ASSETS	$10,022.6	$9,620.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	As of
	December 31, 2024	December 31, 2023
	(in millions, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$229.1	$186.4
Accrued liabilities	302.2	293.3
Derivative liabilities, current	4.2	6.5
Regulatory liabilities, current	94.1	98.9
Notes payable	133.8	—
Current maturities of long-term debt	—	600.0
Total current liabilities	763.4	1,185.1

Long-term debt, net of current maturities	4,250.2	3,801.2

Deferred credits and other liabilities:
Deferred income tax liabilities, net	625.1	548.0
Regulatory liabilities, non-current	474.6	467.7
Benefit plan liabilities	122.9	123.9
Other deferred credits and other liabilities	201.2	188.7
Total deferred credits and other liabilities	1,423.8	1,328.3

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholders’ equity -
Common stock $1.00 par value; 100,000,000 shares authorized; issued: 71,676,756 and 68,265,042, respectively	71.7	68.3
Additional paid-in capital	2,193.4	2,007.7
Retained earnings	1,249.1	1,158.2
Treasury stock at cost - 56,608 and 68,073, respectively	(3.3)	(4.1)
Accumulated other comprehensive income (loss)	(9.4)	(14.8)
Total stockholders’ equity	3,501.5	3,215.3
Non-controlling interest	83.7	90.5
Total equity	3,585.2	3,305.8

TOTAL LIABILITIES AND TOTAL EQUITY	$10,022.6	$9,620.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	December 31, 2024	December 31, 2023	December 31, 2022
	(in millions)
Operating activities:
Net income	$283.7	$276.0	$270.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270.1	256.8	250.9
Deferred financing cost amortization	10.7	10.1	9.8
Stock compensation	10.6	7.0	8.6
Deferred income taxes	52.0	25.4	25.6
Employee benefit plans	11.2	11.5	5.5
Other adjustments, net	(4.1)	2.7	(4.7)
Change in certain operating assets and liabilities:
Materials, supplies and fuel	13.2	51.4	(75.4)
Accounts receivable and other current assets	(25.7)	204.5	(184.5)
Accounts payable and other current liabilities	28.8	(109.9)	89.4
Regulatory assets	90.0	236.8	203.9
Other operating activities, net	(21.2)	(27.9)	(15.1)
Net cash provided by operating activities	719.3	944.4	584.8

Investing activities:
Property, plant and equipment additions	(744.2)	(555.6)	(604.4)
Other investing activities	(1.8)	18.9	0.5
Net cash (used in) investing activities	(746.0)	(536.7)	(603.9)

Financing activities:
Dividends paid on common stock	(182.3)	(168.1)	(156.7)
Common stock issued	181.4	118.3	90.1
Net borrowings (payments) of Revolving Credit Facility and CP Program	133.8	(535.6)	115.4
Long-term debt - issuance	450.0	800.0	—
Long-term debt - repayments	(600.0)	(525.0)	—
Distributions to non-controlling interests	(17.4)	(18.3)	(17.4)
Other financing activities	(8.4)	(13.0)	0.9
Net cash provided by (used in) financing activities	(42.9)	(341.7)	32.3

Net change in cash, restricted cash and cash equivalents	(69.6)	66.0	13.2

Cash, restricted cash and cash equivalents beginning of year	93.0	27.0	13.8
Cash, restricted cash and cash equivalents end of year	$23.4	$93.0	$27.0

Supplemental cash flow information:
Cash (paid) received during the period:
Interest (net of amounts capitalized)	$(174.4)	$(157.3)	$(152.5)
Income taxes net of transferred tax credits (Note 15)	$14.4	$(1.0)	$0.8
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at December 31	$80.2	$52.4	$59.3
Increase in capitalized assets associated with asset retirement obligations	$0.4	$3.8	$14.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
	(in millions except share amounts)
Balance at December 31, 2021	64,793,095	$64.8	54,078	$(3.5)	$1,783.4	$962.4	$(20.1)	$100.0	$2,887.0
Net income	—	—	—	—	—	258.4	—	12.4	270.8
Other comprehensive income, net of tax	—	—	—	—	—	—	4.5	—	4.5
Dividends on common stock ($2.41 per share)	—	—	—	—	—	(156.7)	—	—	(156.7)
Share-based compensation	39,546	—	(17,352)	1.1	10.5	—	—	—	11.6
Issuance of common stock	1,307,755	1.3	—	—	89.9	—	—	—	91.2
Issuance costs	—	—	—	—	(1.1)	—	—	—	(1.1)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(17.4)	(17.4)
Balance at December 31, 2022	66,140,396	$66.1	36,726	$(2.4)	$1,882.7	$1,064.1	$(15.6)	$95.0	$3,089.9
Net income	—	—	—	—	—	262.2	—	13.8	276.0
Other comprehensive income, net of tax	—	—	—	—	—	—	0.8	—	0.8
Dividends on common stock ($2.50 per share)	—	—	—	—	—	(168.1)	—	—	(168.1)
Share-based compensation	93,257	0.1	31,347	(1.7)	8.8	—	—	—	7.2
Issuance of common stock	2,031,389	2.1	—	—	117.9	—	—	—	120.0
Issuance costs	—	—	—	—	(1.7)	—	—	—	(1.7)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(18.3)	(18.3)
Balance at December 31, 2023	68,265,042	$68.3	68,073	$(4.1)	$2,007.7	$1,158.2	$(14.8)	$90.5	$3,305.8
Net income	—	—	—	—	—	273.1	—	10.6	283.7
Other comprehensive income, net of tax	—	—	—	—	—	—	5.4	—	5.4
Dividends on common stock ($2.60 per share)	—	—	—	—	—	(182.3)	—	—	(182.3)
Share-based compensation	113,824	0.1	(11,465)	0.8	7.6	0.1	—	—	8.6
Issuance of common stock	3,297,890	3.3	—	—	180.1	—	—	—	183.4
Issuance costs	—	—	—	—	(2.0)	—	—	—	(2.0)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(17.4)	(17.4)
Balance at December 31, 2024	71,676,756	$71.7	56,608	$(3.3)	$2,193.4	$1,249.1	$(9.4)	$83.7	$3,585.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2024, 2023, and 2022

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

Variable Interest Entities

We evaluate arrangements and contracts with other entities to determine if they are VIEs and if we are the primary beneficiary. GAAP provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interest, and results of activities of a VIE in its consolidated financial statements.

A VIE should be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated.

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

Revenue Recognition

Our revenue contracts generally provide for performance obligations that are fulfilled and transfer control to customers over time, represent a series of distinct services that are substantially the same, involve the same pattern of transfer to the customer and provide a right to consideration from our customers in an amount that corresponds directly with the value to the customer for the performance completed to date. Therefore, we recognize revenue in the amount to which we have a right to invoice. Our primary types of revenue contracts are:

•
Regulated natural gas and electric utility services tariffs - Our Utilities have regulated operations, as defined by ASC 980, Regulated Operations, that provide services to regulated customers under tariff rates, charges, terms, and conditions of service and prices determined by the jurisdictional regulators designated for our service territories. Our regulated services primarily encompass single performance obligations for delivery of either commodity natural gas, commodity electricity, natural gas transportation, or electric transmission services. These service revenues are variable based on quantities delivered, influenced by seasonal business and weather patterns. Tariffs are only permitted to be changed through a rate-setting process involving the state or federal regulatory commissions to establish contractual rates between the utility and its customers. All of our Utilities’ regulated sales are subject to regulatory-approved tariffs.

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

The majority of our revenue contracts are based on variable quantities delivered. Typically, our customers are billed monthly with payment due within 20 days. Any fixed consideration contracts with an expected duration of one year or more are immaterial to our consolidated revenues. Variable consideration in the form of discounts, rebates, credits, price concessions, incentives, performance bonuses, penalties, or other similar items are not material for our revenue contracts. We are the principal in our revenue contracts, as we have control over the services prior to those services being transferred to the customer.

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

Contract Balances

The nature of substantially all of our revenue contracts provides an unconditional right to consideration upon service delivery. Customer billings (and subsequent customer payments of those bills) occur after service delivery. Therefore, customer contract assets or liabilities do not exist. The unconditional right to consideration is represented by the balance in our Accounts receivable, which is further discussed below.

See Note 4 for additional information.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at billed and estimated unbilled amounts, net of allowance for credit losses, and do not bear interest. We maintain an allowance for credit losses which reflects our estimate of uncollectible trade receivables. We regularly review our trade receivable allowance by considering such factors as historical experience, credit worthiness, the age of the receivable balances, and current economic conditions that may affect collectability.

In specific cases where we are aware of a customer’s inability or reluctance to pay, we record an allowance for credit losses to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be affected. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, expected losses, the level of commodity prices, customer deposits, and general economic conditions. Accounts are written off once they are deemed to be uncollectible or the time allowed for dispute under the contract has expired.

We utilize master netting agreements which consist of an agreement between two parties who have multiple contracts with each other that provide for the net settlement of all contracts in the event of default on or termination of any one contract. When the right of setoff exists, accounting standards permit the netting of receivables and payables under a legally enforceable master netting agreement between counterparties.

Following is a summary of accounts receivable as of December 31:

	2024	2023
	(in millions)
Billed Accounts Receivable	$201.5	$198.5
Unbilled Revenue	151.8	154.0
Less Allowance for Credit Losses	(2.1)	(2.2)
Accounts Receivable, net	$351.2	$350.3

Changes to allowance for credit losses for the years ended December 31, were as follows:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at End of Year
	(in millions)
2024	$2.2	$5.6	$4.2	$(9.9)	$2.1
2023	$3.0	$8.7	$4.1	$(13.6)	$2.2
2022	$2.1	$9.1	$3.5	$(11.7)	$3.0

Materials, Supplies, and Fuel

Materials and supplies represent parts and supplies for our business operations. Fuel represents diesel oil and gas used by our electric generating facilities to produce power. Natural gas in storage primarily represents gas purchased for use by our gas customers. All of our Materials, supplies, and fuel are recorded using the weighted-average cost method and are valued at the lower-of-cost or net realizable value. The value of our natural gas in storage fluctuates with seasonal volume requirements of our business and the commodity price of natural gas.

The following amounts by major classification are included in Materials, supplies, and fuel on the accompanying Consolidated Balance Sheets as of December 31:

	2024	2023
	(in millions)
Materials and supplies	$106.1	$105.9
Fuel	7.5	7.7
Natural gas in storage	40.3	47.3
Total materials, supplies, and fuel	$153.9	$160.9

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, which includes construction-related direct labor and material costs, indirect construction costs including labor and related costs of departments associated with supporting construction activities, and AFUDC. Additions to and significant replacements of property are charged to property, plant, and equipment at cost. We also classify our Cushion Gas as Property, plant, and equipment. Ordinary repairs and maintenance of property, except as allowed under rate regulations, are expensed as incurred.

We receive CIACs from third parties that are generally intended to defray all or a portion of the costs for certain capital projects. Such CIAC costs are recorded as a reduction to Property, plant, and equipment.

The cost of regulated utility property, plant, and equipment retired, or otherwise disposed in the ordinary course of business, less salvage plus retirement costs, is charged to accumulated depreciation. Estimated removal costs related to our regulated properties that do not have legal retirement obligations are reclassified from accumulated depreciation and reflected as regulatory liabilities. Retirement or disposal of all other operating assets which result in gains or losses are recognized within Operations and maintenance expense.

See Note 5 for additional information.

Depreciation

Depreciation provisions for property, plant, and equipment are generally computed on a straight-line basis based on the applicable estimated service life of the various classes of property. The composite depreciation method is applied to regulated utility property. Depreciation studies are conducted periodically to update composite rates and are approved by state utility commissions and/or the FERC when required. Capitalized mining costs and coal leases are amortized on a unit-of-production method based on volumes produced and estimated reserves. For certain non-regulated power plant components, depreciation is computed on a unit-of-production methodology based on plant hours run.

AFUDC

Included in the cost of regulated construction projects is AFUDC, when applicable, which represents the approximate composite cost of borrowed funds and a return on equity used to finance a regulated utility project. The following table presents AFUDC amounts for the years ended December 31:

	Income Statement Location	2024	2023	2022
		(in millions)
AFUDC Debt	Interest expense incurred, net of amounts capitalized	$8.7	$6.0	$5.6
AFUDC Equity	Other income (expense), net	4.0	0.4	0.6

We also capitalize interest, when applicable, on undeveloped leasehold costs and certain non-regulated construction projects. In addition, asset retirement costs associated with tangible long-lived regulated utility assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived regulated utility assets in the period incurred. The amounts capitalized are included in Property, plant, and equipment on the accompanying Consolidated Balance Sheets.

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

As of December 31, 2024, and 2023, Goodwill balances were as follows:

	Electric Utilities	Gas Utilities	Total
	(in millions)
Goodwill	$257.3	$1,042.2	$1,299.5

Our intangible assets represent contract intangibles, easements, rights-of-way, customer listings, and trademarks. The finite-lived intangible assets are amortized using a straight-line method based on estimated useful lives; these assets are currently being amortized from 1 years to 17 years. Changes to intangible assets for the years ended December 31, were as follows:

	2024	2023	2022
	(in millions)
Intangible assets, net, beginning balance	$8.4	$9.6	$10.8
Additions	0.3	—	—
Amortization expense (a)	(1.1)	(1.2)	(1.2)
Intangible assets, net, ending balance	$7.6	$8.4	$9.6

(a)
Amortization expense for existing intangible assets is expected to be $1.2 million for each year of the next five years.

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of December 31:

	2024	2023
	(in millions)
Accrued employee compensation, benefits and withholdings	$85.5	$74.8
Accrued property taxes	54.7	52.7
Customer deposits and prepayments	55.6	76.0
Accrued interest	56.4	46.3
Other (none of which is individually significant)	50.0	43.5
Total accrued liabilities	$302.2	$293.3

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

We utilize master netting agreements which consist of an agreement between two parties who have multiple contracts with each other that provide for the net settlement of all contracts in the event of default on or termination of any one contract. When the right of setoff exists, accounting standards permit the netting of receivables and payables under a legally enforceable master netting agreement between counterparties. Accounting standards also permit offsetting of fair value amounts recognized for the right to reclaim, or the obligation to return, cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. We reflect the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when a legal right of setoff exists. Therefore, the gross amounts are not indicative of either our actual credit or net economic exposures.

The cash impacts of settled derivatives are recorded as operating activities on the Consolidated Statements of Cash Flows.

See Notes 9, 10, and 11 for additional information.

Debt Discounts, Premiums, and Deferred Financing Costs

Deferred financing costs include loan origination fees, underwriter fees, legal fees, and other costs directly attributable to the issuance of debt. Debt discounts, premiums, and deferred financing costs are amortized over the estimated useful life of the related debt. Unamortized discounts, premiums, and deferred financing costs are presented on the balance sheet as an adjustment to the related debt liabilities. See Note 8 for additional information.

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

If changes in the regulatory environment occur, we may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities from our balance sheet. Such changes could adversely affect our results of operations, financial position, or cash flows.

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

We recognize interest income or interest expense and penalties related to income tax matters in Income tax (expense) on the Consolidated Statements of Income.

We have elected to account for transferable renewable tax credits, including PTCs and ITCs, as a reduction to income taxes payable under the scope of ASC 740 Income Taxes. We include the discount from the sale of our tax credits as a component of income tax expense. The sale of tax credits is presented within Operating activities in the Consolidated Statement of Cash Flows consistent with the presentation of cash taxes paid. For renewable tax credits subject to future transfer, a valuation allowance is recorded for the difference between the tax value of the credits and the expected sales price. Tax credits and any related valuation allowances are derecognized when control of the tax credits is transferred to other corporate taxpayers. See Notes 3 and 15 for further discussion of the transfer of renewable tax credits to other corporate taxpayers, including related indemnification requirements and valuation allowances, respectively.

We account for uncertainty in income taxes recognized in the financial statements in accordance with the accounting standards for income taxes. The unrecognized tax benefit is classified in Other deferred credits and other liabilities or in Deferred income tax liabilities, net on the accompanying Consolidated Balance Sheets. See Note 15 for additional information.

Earnings per Share of Common Stock

Basic earnings per share is computed by dividing Net income available for common stock by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed by including all dilutive common shares outstanding during each year, as calculated using the treasury stock method. Diluted common shares are primarily due to equity units, outstanding stock options, restricted stock, and performance shares under our equity compensation plans.

A reconciliation of share amounts used to compute earnings per share is as follows for the years ended December 31:

	2024	2023	2022
	(in millions, except per share amounts)
Net income available for common stock	$273.1	$262.2	$258.4

Weighted average shares - basic	69.8	67.0	64.9
Dilutive effect of equity compensation	0.1	0.1	0.1
Weighted average shares - diluted	69.9	67.1	65.0

Net income available for common stock, per share - Diluted	$3.91	$3.91	$3.97

Anti-dilutive shares excluded from the diluted earnings per share computation were not material for the years ended December 31, 2024, 2023, and 2022.

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

Pension and Other Retiree Plans

We recognize on our Consolidated Balance Sheets an asset or liability reflecting the funded status of pension and other retiree plans with current-year changes in actuarial gains or losses recognized in AOCI, except for those plans at certain of our regulated utilities that can recover portions of their pension and retiree obligations through future rates. All plan assets are recorded at fair value. We follow the measurement date provisions of ASC 715, Compensation-Retirement Benefits, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

Recently Issued Accounting Standards

Improvements to Income Tax Disclosures, ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands public entities’ annual disclosures by requiring disclosure of tax rate reconciliation amounts and percentages for specific categories, income taxes paid disaggregated by federal and state taxes, and income tax expense disaggregated by federal and state taxes jurisdiction. The ASU is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statement disclosures.

Disaggregation of Income Statement Expenses, ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date. ASU 2024-03 requires public entities to disclose, in the notes to financial statements, certain costs and expenses, such as purchases of inventory, employee compensation, and costs related to depreciation and amortization. ASU 2024-03, as clarified by ASU 2025-01, is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statement disclosures.

Recently Adopted Accounting Standards

Improvements to Reportable Segment Disclosures, ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. We implemented this ASU effective for our Annual Report on Form 10-K for the year ended December 31, 2024. Adoption of this ASU did not have a material impact on our consolidated financial statement disclosures. The additional disclosures required by this ASU are included in Note 16.

(2) REGULATORY MATTERS

We had the following regulatory assets and liabilities as of December 31:

	2024	2023
	(in millions)
Regulatory assets
Winter Storm Uri (a)	$109.5	$199.6
Deferred energy and fuel cost adjustments (b)	62.8	55.1
Deferred gas cost adjustments (b)	14.5	4.1
Gas price derivatives (b)	2.9	5.1
Deferred taxes on AFUDC (b)	8.0	7.1
Employee benefit plans and related deferred taxes (c)	89.0	89.3
Environmental (b)	10.7	2.9
Loss on reacquired debt (b)	15.7	17.4
Deferred taxes on flow-through accounting (b)	87.7	74.7
Decommissioning costs (b)	2.4	2.4
Other regulatory assets (b)	24.5	22.4
Total regulatory assets	427.7	480.1
Less current regulatory assets	(154.8)	(175.7)
Regulatory assets, non-current	$272.9	$304.4

Regulatory liabilities
Deferred energy and gas costs (b)	$91.9	$88.9
Employee benefit plans and related deferred taxes (c)	36.7	36.2
Cost of removal (b)	197.0	181.9
Excess deferred income taxes (c)	238.5	247.1
Other regulatory liabilities (c)	4.6	12.5
Total regulatory liabilities	568.7	566.6
Less current regulatory liabilities	(94.1)	(98.9)
Regulatory liabilities, non-current	$474.6	$467.7

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

Winter Storm Uri - Our Utilities received commission approval to recover incremental fuel, purchased power, and natural gas costs associated with Winter Storm Uri. In certain jurisdictions, we also received commission approval to recover carrying costs. As of December 31, 2024, we estimate that our remaining Winter Storm Uri regulatory asset has a weighted-average recovery period of 1.6 years.

Deferred Energy and Fuel Cost Adjustments - Deferred energy and fuel cost adjustments represent the cost of electricity delivered to our Electric Utilities’ customers that is either higher or lower than the current rates and will be recovered or refunded in future rates. Deferred energy and fuel cost adjustments are recorded and recovered or amortized as approved by the appropriate state regulatory commission. Our Electric Utilities file periodic quarterly, semi-annual, and/or annual filings to recover these costs based on the respective cost mechanisms approved by their applicable state regulatory commissions.

Deferred Gas Cost Adjustments - Our regulated Gas Utilities have GCA provisions that allow them to pass the cost of gas on to their customers. The GCA is based on forecasts of the upcoming gas costs and recovery or refund of prior under-recovered or over-recovered costs. To the extent that gas costs are under-recovered or over-recovered, they are recorded as a regulatory asset or liability, respectively. Our Gas Utilities file periodic monthly, quarterly, semi-annual, and/or annual filings to recover these costs based on the respective cost mechanisms approved by their applicable state regulatory commissions.

Gas Price Derivatives - Our regulated Gas Utilities, as allowed or required by state regulatory commissions, have entered into certain exchange-traded natural gas futures and options to reduce our customers’ underlying exposure to fluctuations in gas prices. Gas price derivatives represent our unrealized positions on our commodity contracts supporting our utilities. Gas price derivatives at December 31, 2024, are hedged over a maximum forward term of two years.

Deferred Taxes on AFUDC - The equity component of AFUDC is considered a temporary difference for tax purposes with the tax detriment being flowed through to customers as prescribed or allowed by regulators. If, based on a regulator’s action, it is probable the utility will recover the future increase in taxes payable represented by this flow-through treatment through a rate revenue increase, a regulatory asset is recognized. This regulatory asset is a temporary difference for which a deferred tax liability must be recognized. Accounting standards for income taxes specifically address AFUDC-equity and require a gross-up of such amounts to reflect the revenue requirement associated with a rate-regulated environment.

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

Environmental - Environmental costs are associated with certain former manufactured gas plant sites. These costs are first offset by recognition of insurance proceeds and settlements with other third parties. Any remaining cost will be requested for recovery in future rate filings. Recovery for these specific environmental costs has not yet been approved by the applicable state regulatory commission and therefore, the recovery period is unknown at this time.

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

Recent Rate Review Activity

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

Colorado Electric

On June 14, 2024, Colorado Electric filed a rate review with the CPUC seeking recovery of significant infrastructure investments in its 3,200-mile electric distribution and 600-mile electric transmission systems. The rate review requested $36.7 million in new annual revenue with a capital structure of 53% equity and 47% debt and a return on equity of 10.5%. On November 22, 2024, Colorado Electric submitted rebuttal testimony, which updated its request to $25.1 million in new annual review with a capital structure of 53% equity and 47% debt and a return on equity of 9.8%. A final CPUC decision on the request is expected first quarter or early second quarter of 2025. Timing and implementation of new rates will be subject to a final decision.

Colorado Gas

On May 9, 2023, Colorado Gas filed a rate review with the CPUC seeking recovery of significant infrastructure investments in its 10,000-mile natural gas pipeline system. In March 2024, Colorado Gas received final approval for a settlement agreement for a general rate increase which is expected to generate $20.2 million of new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 9.3%. Final rates were enacted on May 1, 2024, which replaced interim rates.

Iowa Gas

On May 1, 2024, Iowa Gas filed a rate review with the IUC seeking recovery of significant infrastructure investments in its 5,000-mile natural gas pipeline system. On December 2, 2024, Iowa Gas received final approval from the IUC for a settlement agreement for a general rate increase. The approved Black-box Settlement is expected to generate $15.0 million of new annual revenue based on a weighted average cost of capital of 7.2%. New rates were enacted on January 1, 2025, which replaced interim rates.

Kansas Gas

On February 3, 2025, Kansas Gas filed a rate review with the KCC seeking recovery of significant infrastructure investments in its 4,765-mile natural gas pipeline system. The rate review requests $17.2 million in new annual revenue with a capital structure of 50% equity and 50% debt and a return on equity of 10.5%. The request seeks to implement new rates in the second half of 2025.

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

(3) COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Unconditional Purchase Obligations

We have various PPAs and transmission service agreements, which extend to 2044, to support our Electric Utilities' capacity and energy needs beyond our regulated power plants' generation.

Our Utilities purchase natural gas, including transportation and storage capacity, to meet customers' needs under short-term and long-term purchase contracts. These contracts extend to 2044.

The following is a schedule of unconditional purchase obligations required under the power purchase, transmission services, and natural gas transportation and storage agreements:

	PPAs (a)	Transmission Services Agreements	Natural gas supply, transportation and storage agreements
	(in millions)
Future commitments for the year ending December 31,
2025	$—	$12.3	$193.8
2026	—	—	171.2
2027	—	—	136.5
2028	—	—	86.6
2029	—	—	23.0
Thereafter	—	—	109.0
Total future commitments	$—	$12.3	$720.1

____________________

(a)
This schedule does not reflect renewable energy PPA future obligations since these agreements vary based on weather conditions.

Lease Agreements

Lessee

We lease from third parties certain office and operation center facilities, communication tower sites, equipment, and materials storage. Our leases have remaining terms ranging from less than one year to 31 years, including options to extend that are reasonably certain to be exercised. Our operating and finance leases were not material to the Company’s Consolidated Financial statements.

Lessor

We lease to third parties certain generating station ground leases, communication tower sites, and a natural gas pipeline. These leases have remaining terms ranging from less than one year to 31 years. Lease revenue was not material for the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024, scheduled maturities of operating lease payments to be received in future years were as follows:

Operating Leases
(in millions)
2025	$2.1
2026	3.1
2027	1.8
2028	1.8
2029	1.8
Thereafter	48.4
Total lease receivables	$59.0

Environmental Matters

We are subject to costs resulting from a number of federal, state, and local laws and regulations which affect future planning and existing operations. Laws and regulations can result in increased capital expenditures, operating, and other costs as a result of compliance, remediation, and monitoring obligations. Due to the environmental issues discussed below, we may be required to modify, curtail, replace, or cease operating certain facilities or operations to comply with statutes, regulations, and other requirements of regulatory bodies.

Reclamation Liabilities

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

Manufactured Gas Plants

In 2008, we acquired whole and partial liabilities for former manufactured gas plant sites in Nebraska and Iowa, which were previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, now valued at $1.5 million recorded in Other assets, non-current on our Consolidated Balance Sheets, which will be used to help offset remediation costs.

In 2024, we increased our Iowa manufactured gas plant site remediation cost estimate by $7.4 million based on recent site investigations and remediation work completed, which resulted in a corresponding increase in our Accrued liabilities and Regulatory assets. As of December 31, 2024, we had an Accrued liability of $9.7 million and a Regulatory asset of $10.7 million on our Consolidated Balance Sheets for the remediation of the manufactured gas plant site in Iowa. See Note 2 for additional information.

As of December 31, 2024, we had $0.6 million accrued for remediation of the manufactured gas plant sites in Nebraska, which are included in Other deferred credits and other liabilities on our Consolidated Balance Sheets.

The remediation cost estimates could change materially due to results of further investigations, actions of environmental agencies, or the financial viability of other responsible parties.

Contingencies and Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims, and other matters asserted under laws and regulations. We believe the amounts provided in the consolidated financial statements to satisfy alleged liabilities are adequate in light of the probable and estimable contingencies. However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed, and to comply with applicable laws and regulations will not exceed the amounts reflected in the consolidated financial statements.

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

Indemnification

In the normal course of business, we enter into agreements that include indemnification in favor of third parties, such as information technology agreements, purchase and sale agreements, and lease contracts. We have also agreed to indemnify our directors, officers, and employees in accordance with our articles of incorporation, as amended. Certain agreements do not contain any limits on our liability and therefore, it is not possible to estimate our potential liability under these indemnifications. In certain cases, we have recourse against third parties with respect to these indemnities. Further, we maintain insurance policies that may provide coverage against certain claims under these indemnities.

Transfers of Renewable Tax Credits

In June 2024, we entered into an agreement with a third party to sell our 2023 generated PTCs. In January 2025, we entered into a similar agreement with the same third party to sell our 2024 generated PTCs. In each of these agreements, we provided indemnifications associated with the proceeds for PTCs transferred to the third party in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Additionally, in our agreement for the sale of our 2024 generated PTCs, we provided indemnifications in the event of a change in tax law. We believe the likelihood of having to make any material cash payments under these indemnifications is remote. See Note 15 for additional information.

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

We had the following guarantees in place as of:

Maximum Exposure at
Nature of Guarantee	December 31, 2024
(in millions)
Indemnification for reclamation/surety bonds	$75.6
Guarantees supporting business transactions	499.8
Total guarantees	$575.4

(4) REVENUE

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments, for the years ended December 31, 2024, 2023, and 2022. Sales tax and other similar taxes are excluded from revenues.

Year ended December 31, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$698.6	$1,022.6	$—	$1,721.2
Transportation	—	178.2	(0.4)	177.8
Wholesale	26.8	—	—	26.8
Market - off-system sales	34.8	0.1	—	34.9
Transmission	52.2	0.7	—	52.9
Other revenues	58.7	43.1	(17.4)	84.4
Revenue from contracts with customers	871.1	1,244.7	(17.8)	2,098.0
Alternative revenue and other	5.0	24.7	—	29.7
Total revenues	$876.1	$1,269.4	$(17.8)	$2,127.7

Timing of revenue recognition:
Services transferred at a point in time	$34.7	$—	$—	$34.7
Services transferred over time	836.4	1,244.7	(17.8)	2,063.3
Revenue from contracts with customers	$871.1	$1,244.7	$(17.8)	$2,098.0

Year ended December 31, 2023	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$666.1	$1,248.8	$—	$1,914.9
Transportation	—	176.8	(0.5)	176.3
Wholesale	34.2	—	—	34.2
Market - off-system sales	50.9	0.4	—	51.3
Transmission	47.1	0.7	—	47.8
Other revenues	55.9	38.7	(17.4)	77.2
Revenue from contracts with customers	854.2	1,465.4	(17.9)	2,301.7
Alternative revenue and other	10.8	18.8	—	29.6
Total revenues	$865.0	$1,484.2	$(17.9)	$2,331.3

Timing of revenue recognition:
Services transferred at a point in time	$31.5	$—	$—	$31.5
Services transferred over time	822.7	1,465.4	(17.9)	2,270.2
Revenue from contracts with customers	$854.2	$1,465.4	$(17.9)	$2,301.7

Year ended December 31, 2022	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$709.2	$1,453.3	$—	$2,162.5
Transportation	—	173.3	(0.4)	172.9
Wholesale	44.8	—	—	44.8
Market - off-system sales	48.6	0.8	—	49.4
Transmission	40.5	0.8	—	41.3
Other revenues	51.5	37.1	(16.6)	72.0
Revenue from contracts with customers	894.6	1,665.3	(17.0)	2,542.9
Alternative revenue and other	5.6	3.8	(0.5)	8.9
Total revenues	$900.2	$1,669.1	$(17.5)	$2,551.8

Timing of revenue recognition:
Services transferred at a point in time	$30.4	$—	$—	$30.4
Services transferred over time	864.2	1,665.3	(17.0)	2,512.5
Revenue from contracts with customers	$894.6	$1,665.3	$(17.0)	$2,542.9

(5) PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 consisted of the following:

	2024		2023		Lives
Electric Utilities	Property, Plant and Equipment	Weighted Average Useful Life	Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
	(dollars in millions, life in years)				(in years)
Electric plant:
Production	$1,508.5	39	$1,492.8	40	32	44
Electric transmission	793.7	48	737.4	48	42	51
Electric distribution	1,238.5	47	1,146.9	47	45	50
Integrated Generation	724.0	30	720.0	30	19	38
Plant acquisition adjustment (a)	4.9	32	4.9	32	32	32
General	306.6	26	291.7	27	23	27
Total electric plant in service	4,576.2		4,393.7
Construction work-in-progress	259.4		123.1
Total electric plant	4,835.6		4,516.8
Less accumulated depreciation	(1,280.3)		(1,207.7)
Electric plant net of accumulated depreciation	$3,555.3		$3,309.1

____________________

(a)
The plant acquisition adjustment, which relates to the acquisition of our ownership interest in Wyodak Plant, is included in rate base and is being recovered with 6 years remaining.

	2024		2023		Lives
Gas Utilities	Property, Plant and Equipment	Weighted Average Useful Life	Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
	(dollars in millions, life in years)				(in years)
Gas plant:
Production	$21.6	43	$21.0	45	24	45
Gas transmission	817.5	58	759.5	58	32	73
Gas distribution	3,107.3	57	2,860.0	57	48	61
Cushion gas - not depreciable (a)	52.1	N/A	58.2	N/A	N/A	N/A
Storage	78.8	42	71.4	42	36	48
General	599.4	22	571.8	22	20	24
Total gas plant in service	4,676.7		4,341.9
Construction work-in-progress	43.5		39.2
Total gas plant	4,720.2		4,381.1
Less accumulated depreciation	(656.3)		(588.3)
Gas plant net of accumulated depreciation	$4,063.9		$3,792.8

____________________

(a)
Depreciation of Cushion Gas is determined by the respective regulatory jurisdiction in which the Cushion Gas resides.

	2024		2023		Lives
Corporate	Property, Plant and Equipment	Weighted Average Useful Life	Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
	(dollars in millions, life in years)				(in years)
Total plant in service	$0.4	10	$5.7	10	4	21
Construction work-in-progress	10.3		13.6
Total gross property, plant and equipment	10.7		19.3
Less accumulated depreciation	—		(1.9)
Total net of accumulated depreciation	$10.7		$17.4

(6) JOINTLY OWNED FACILITIES

Our consolidated financial statements include our share of several jointly-owned facilities as described below. Our share of the facilities’ expenses is reflected in the appropriate categories of operating expenses in the Consolidated Statements of Income. Each owner of the facility is responsible for financing its investment in the jointly-owned facilities.

At December 31, 2024, our interests in jointly-owned generating facilities and transmission systems were:

	Ownership Interest	Plant in Service	Construction Work in Progress	Less Accumulated Depreciation	Plant Net of Accumulated Depreciation
		(in millions)
Wyodak Plant (a)	20%	$123.0	$—	$(76.8)	$46.2
Transmission Tie	35%	$24.5	$0.3	$(8.3)	$16.5
Wygen III (b)	52%	$144.8	$0.3	$(33.0)	$112.1
Wygen I (c)	76.5%	$116.3	$1.9	$(61.6)	$56.6

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

(7) ASSET RETIREMENT OBLIGATIONS

We have identified legal obligations related to reclamation of mining sites; removal of fuel tanks, transformers containing polychlorinated biphenyls, an evaporation pond; and reclamation of wind turbine sites at our Electric Utilities segment. In addition, we have identified legal obligations related to retirement of gas pipelines, wells, and compressor stations at our Gas Utilities and removal of asbestos at our Utilities. We periodically review and update estimated costs related to these AROs. The actual cost may vary from estimates due to regulatory requirements, changes in technology and increased labor, materials, and equipment costs.

The following tables present the details of AROs which are included on the accompanying Consolidated Balance Sheets in Other deferred credits and other liabilities:

	December 31, 2023	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates	December 31, 2024
	(in millions)
Electric Utilities	$28.7	$—	$—	$1.1	$0.2	$30.0
Gas Utilities	67.5	0.2	—	3.0	—	70.7
Total	$96.2	$0.2	$—	$4.1	$0.2	$100.7

	December 31, 2022	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates	December 31, 2023
	(in millions)
Electric Utilities	$27.6	$—	$—	$1.2	$(0.1)	$28.7
Gas Utilities (a)	61.3	6.7	—	2.3	(2.8)	67.5
Total	$88.9	$6.7	$—	$3.5	$(2.9)	$96.2

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

(8) FINANCING

Shelf Registration Statement

We maintain an effective shelf registration statement (Registration No. 333-272739) with the SEC under which we may issue, from time to time, an unspecified amount of senior debt securities, subordinate debt securities, common stock, preferred stock, warrants, and other securities.

Short-term debt

Revolving Credit Facility and CP Program

On May 31, 2024, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of $750 million and extending the term through May 31, 2029, with two one-year extension options (subject to consent from lenders). This facility is similar to the former revolving credit facility, which includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment. Borrowings continue to be available under a base rate or various SOFR rate options. The interest costs associated with the letters of credit or borrowings and the commitment fee under the Revolving Credit Facility are determined based upon our Corporate credit rating from S&P and Moody's for our senior unsecured long-term debt. Based on our current credit ratings, the margins for base rate borrowings, SOFR borrowings and letters of credit were 0.125%, 1.125%, and 1.125%, respectively, at December 31, 2024. Based on our credit ratings, the commitment fee on unused amounts was 0.175%.

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

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity at December 31:

	2024	2023
	(dollars in millions)
Amount outstanding	$133.8	$—
Letters of credit (a)	3.5	3.7
Available capacity	612.7	746.3
Weighted average interest rates	4.74%	N/A

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity for the years ended December 31 was as follows:

	2024	2023
	(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$140.6	$548.7
Average amount outstanding (based on daily outstanding balances)	17.1	81.7
Weighted average interest rates	4.86%	4.91%

Deferred Financing Costs on the Revolving Credit Facility

Total accumulated deferred financing costs on the Revolving Credit Facility of $11.0 million are being amortized over its estimated useful life and were included in Interest expense on the accompanying Consolidated Statements of Income. See below for additional details.

Long-term debt

Long-term debt outstanding was as follows:

		Interest Rate at	Balance Outstanding
	Due Date	December 31, 2024	December 31, 2024	December 31, 2023
			(in millions)
Corporate
Senior unsecured notes due 2024	August 23, 2024	N/A	$—	$600.0
Senior unsecured notes due 2026	January 15, 2026	3.95%	300.0	300.0
Senior unsecured notes due 2027	January 15, 2027	3.15%	400.0	400.0
Senior unsecured notes due 2028	March 15, 2028	5.95%	350.0	350.0
Senior unsecured notes, due 2029	October 15, 2029	3.05%	400.0	400.0
Senior unsecured notes, due 2030	June 15, 2030	2.50%	400.0	400.0
Senior unsecured notes due 2033	May 1, 2033	4.35%	400.0	400.0
Senior unsecured notes due 2034	May 15, 2034	6.15%	450.0	450.0
Senior unsecured notes due 2035	January 15, 2035	6.00%	450.0	—
Senior unsecured notes, due 2046	September 15, 2046	4.20%	300.0	300.0
Senior unsecured notes, due 2049	October 15, 2049	3.88%	300.0	300.0
Total Corporate debt			3,750.0	3,900.0
Less unamortized debt discount			(8.6)	(8.9)
Total Corporate debt, net			3,741.4	3,891.1

South Dakota Electric
First Mortgage Bonds due 2032 (a)	August 15, 2032	7.23%	75.0	75.0
First Mortgage Bonds due 2039 (a)	November 1, 2039	6.13%	180.0	180.0
First Mortgage Bonds due 2044 (a)	October 20, 2044	4.43%	85.0	85.0
Total South Dakota Electric debt			340.0	340.0
Less unamortized debt discount			(0.1)	(0.1)
Total South Dakota Electric debt, net			339.9	339.9

Wyoming Electric
Industrial development revenue bonds due 2027 (b) (c)	March 1, 2027	3.68%	10.0	10.0
First Mortgage Bonds due 2037 (a)	November 20, 2037	6.67%	110.0	110.0
First Mortgage Bonds due 2044 (a)	October 20, 2044	4.53%	75.0	75.0
Total Wyoming Electric debt			195.0	195.0
Less unamortized debt discount			—	—
Total Wyoming Electric debt, net			195.0	195.0

Total long-term debt			4,276.3	4,426.0
Less current maturities			—	(600.0)
Less unamortized deferred financing costs (d)			(26.1)	(24.8)
Long-term debt, net of current maturities and deferred financing costs			$4,250.2	$3,801.2

(a)
Substantially all of the tangible utility property of South Dakota Electric and Wyoming Electric is subject to the lien of indentures securing their first mortgage bonds. First mortgage bonds of South Dakota Electric and Wyoming Electric may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.
(b)
Variable interest rate.
(c)
A reimbursement agreement is in place with Wells Fargo on behalf of Wyoming Electric for the $10 million bonds due March 1, 2027. In the case of default, we hold the assumption of liability for drawings on Wyoming Electric’s Letter of Credit attached to these bonds.
(d)
Includes deferred financing costs associated with our Revolving Credit Facility of $2.4 million and $1.1 million as of December 31, 2024, and December 31, 2023, respectively.

Scheduled maturities of long-term debt and associated interest payments by year are shown below:

	Payments Due by Period
	2025	2026	2027	2028	2029	Thereafter	Total
	(in millions)
Principal payments on Long-term debt including current maturities (a)	$—	$300.0	$410.0	$350.0	$400.0	$2,825.0	$4,285.0
Interest payments on Long-term debt (a)	199.5	189.2	176.6	159.9	149.4	1,078.3	1,952.9

(a)
Long-term debt amounts do not include deferred financing costs or discounts or premiums on debt. Estimated interest payments on variable rate debt are calculated by utilizing the applicable rates as of December 31, 2024.

We believe it is probable that we will be able to successfully re-finance our $300 million, 3.95%, senior unsecured notes due on January 15, 2026, at or before maturity date.

Debt Transactions

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

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of December 31, 2024. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of December 31, 2024, our Consolidated Indebtedness to Capitalization Ratio was 0.56 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of December 31, 2024. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of December 31, 2024, Wyoming Electric's debt to capitalization ratio was 0.51 to 1.00.

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

Our Utilities are generally limited to the amount of dividends allowed to be paid to our utility holding company under the Federal Power Act and settlement agreements with state regulatory jurisdictions. As of December 31, 2024, the amount of restricted net assets at our Utilities that may not be distributed to our utility holding company in the form of a loan or dividend was approximately $152.2 million.

South Dakota Electric and Wyoming Electric are generally limited to the amount of dividends allowed to be paid to our utility holding company under certain financing agreements.

Equity

Although our aforementioned shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, certain covenants in our financing arrangements and restrictions imposed by federal and state regulatory authorities. Our articles of incorporation authorize the issuance of 100 million shares of common stock and 25 million shares of preferred stock. As of December 31, 2024, we had 71.7 million shares of common stock outstanding and no shares of preferred stock outstanding.

At-the-Market Equity Offering Program

On June 16, 2023, we entered into a new Equity Distribution Sales Agreement which allows us to sell shares of common stock up to an aggregate of $400 million, from time to time, through our ATM program utilizing our shelf registration statement. On June 16, 2023, we also terminated our August 4, 2020, Equity Distribution Sales Agreement, which had similar terms and conditions to our new agreement.

ATM activity for the years ended December 31 was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
	(in millions, except per share amounts)
August 4, 2020 ATM Program
Proceeds, (net of issuance costs of $0.0, $(0.5), and $(0.9), respectively)	$—	$48.5	$90.3
Number of shares issued	—	0.8	1.3

June 16, 2023 ATM Program
Proceeds, (net of issuance costs of $(1.8), $(0.7), and $0, respectively	$181.6	$70.2	$—
Number of shares issued	3.3	1.2	—

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(1.8), $(1.2), and $(0.9), respectively)	$181.6	$118.7	$90.3
Number of shares issued	3.3	2.0	1.3
Average price per share	$55.63	$59.04	$69.74

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

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed, but not limited to, the following market risks:

•
Commodity price risk associated with our retail natural gas and wholesale electric power marketing activities and our fuel procurement for several of our gas-fired generation assets, which include market fluctuations due to unpredictable factors such as weather, wildfires, geopolitical events, pandemics, market speculation, recession, inflation, pipeline constraints, and other factors that may impact natural gas and electric supply and demand; and

•
Interest rate risk associated with future debt, including reduced access to liquidity during periods of extreme capital markets volatility.

Credit Risk

Credit risk is the risk of financial loss resulting from non-performance of contractual obligations by a counterparty.

We attempt to mitigate our credit exposure by conducting business primarily with high credit quality entities, setting tenor, and credit limits commensurate with counterparty financial strength, obtaining master netting agreements, and mitigating credit exposure with less creditworthy counterparties through parental guarantees, cash collateral requirements, letters of credit, and other security agreements.

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

Derivatives and Hedging Activity

Our derivative and hedging activities included in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Comprehensive Income (Loss) are detailed below and within Note 10.

The operations of our Utilities, including natural gas sold by our Gas Utilities and natural gas used by our Electric Utilities’ generation plants or those plants under PPAs where our Electric Utilities must provide the generation fuel (tolling agreements), expose our utility customers to natural gas price volatility. Therefore, as allowed or required by state utility commissions, we have entered into commission approved hedging programs utilizing natural gas futures, options, over-the-counter swaps, and basis swaps to reduce our customers’ underlying exposure to these fluctuations. These transactions are considered derivatives, and in accordance with accounting standards for derivatives and hedging, mark-to-market adjustments are recorded as Derivative assets or Derivative liabilities on the accompanying Consolidated Balance Sheets, net of balance sheet offsetting as permitted by GAAP.

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

Through Black Hills Energy Services, our non-regulated natural gas commodity supplier, we buy, sell, and deliver natural gas in Nebraska and Wyoming at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from January 2025 through September 2026. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the natural gas derivative commodity instruments held by our Utilities are comprised of both short and long positions. We had the following net long positions as of:

		December 31, 2024		December 31, 2023
	Units	Notional Amounts	Maximum Term (months) (a)	Notional Amounts	Maximum Term (months) (a)
Natural gas futures purchased	MMBtus	660,000	3	650,000	3
Natural gas options purchased, net	MMBtus	2,780,000	3	2,850,000	3
Natural gas basis swaps purchased	MMBtus	1,080,000	3	1,050,000	3
Natural gas over-the-counter swaps, net (b)	MMBtus	3,480,000	20	3,890,000	21
Natural gas physical commitments, net (c)	MMBtus	20,276,230	10	12,582,415	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of December 31, 2024, 1,427,000 MMBtus of natural gas over-the-counter swaps purchased were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchase, normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At December 31, 2024, the Company posted $0.3 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following tables present the fair value and balance sheet classification of our derivative instruments as of December 31:

	Balance Sheet Location	2024	2023
	(in millions)
Derivatives designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	$(0.7)	$(2.7)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	—	(0.2)
Total derivatives designated as hedges		$(0.7)	$(2.9)

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	$(3.5)	$(3.8)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	—	(0.1)
Total derivatives not designated as hedges		$(3.5)	$(3.9)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income is presented below for the years ended December 31, 2024, 2023, and 2022. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	2024	2023	2022		2024	2023	2022
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI			Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)				(in millions)
Interest rate swaps	$2.9	$2.9	$2.8	Interest expense	$(2.9)	$(2.9)	$(2.8)
Commodity derivatives	2.9	(1.6)	(3.5)	Fuel, purchased power and cost of natural gas sold	(3.5)	(3.0)	2.7
Total	$5.8	$1.3	$(0.7)		$(6.4)	$(5.9)	$(0.1)

As of December 31, 2024, $3.3 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

		2024	2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	$0.7	$(4.2)	$(0.8)
		$0.7	$(4.2)	$(0.8)

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in a Regulatory asset related to these financial instruments used in our Gas Utilities were $2.9 million and $5.1 million at December 31, 2024, and 2023, respectively.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

Derivatives

Valuation methodologies for our derivatives are detailed within Note 1. The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of December 31, 2024
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives	$—	$2.2	$—	$(2.2)	$—
Total	$—	$2.2	$—	$(2.2)	$—

Liabilities:
Commodity derivatives	$—	$4.8	$—	$(0.6)	$4.2
Total	$—	$4.8	$—	$(0.6)	$4.2

(a)
As of December 31, 2024, $2.2 million of our commodity derivative gross assets and $0.6 million of our commodity derivative gross liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

Pension and Retiree Plan Assets

A discussion of the fair value of our Pension and Retiree Plan assets is included in Note 13.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets at December 31:

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities (a)	$4,250.2	$4,059.1	$4,401.2	$4,215.6

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax:

	Location on the Consolidated	Amount Reclassified from AOCI
	Statements of Income	December 31, 2024	December 31, 2023
		(in millions)
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(2.9)	$(2.9)
Commodity contracts	Fuel, purchased power, and cost of natural gas sold	(3.5)	(3.0)
		(6.4)	(5.9)
Income tax	Income tax benefit (expense)	1.4	1.4
Total reclassification adjustments related to cash flow hedges, net of tax		$(5.0)	$(4.5)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$—	$—

Actuarial gain (loss)	Operations and maintenance	(0.2)	(0.2)
		(0.2)	(0.2)
Income tax	Income tax benefit (expense)	0.1	—
Total reclassification adjustments related to defined benefit plans, net of tax		$(0.1)	$(0.2)

Total reclassifications		$(5.1)	$(4.7)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows:

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2022	$(8.3)	$(1.2)	$(6.1)	$(15.6)
Other comprehensive income (loss)
before reclassifications	—	(3.6)	(0.3)	(3.9)
Amounts reclassified from AOCI	2.2	2.3	0.2	4.7
As of December 31, 2023	$(6.1)	$(2.5)	$(6.2)	$(14.8)
Other comprehensive income (loss)
before reclassifications	—	(0.5)	0.8	0.3
Amounts reclassified from AOCI	2.3	2.7	0.1	5.1
As of December 31, 2024	$(3.8)	$(0.3)	$(5.3)	$(9.4)

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

Net income available for common stock for the years ended December 31, 2024, 2023, and 2022 was reduced by $10.6 million, $13.8 million, and $12.4 million, respectively, attributable to this non-controlling interest. The net income allocable to the non-controlling interest holder is based on ownership interest with the exception of certain agreed upon adjustments. Distributions of net income attributable to this non-controlling interest are due within 30 days following the end of a quarter but may be withheld as necessary by Black Hills Electric Generation.

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

We have recorded the following assets and liabilities on our Consolidated Balance Sheets related to the VIE described above as of December 31:

	2024	2023
	(in millions)
Assets:
Current assets	$11.7	$15.1
Property, plant and equipment	$160.4	$166.8

Liabilities:
Current liabilities	$8.3	$4.8

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

The expected rate of return on the Pension Plan assets is determined by reviewing the historical and expected returns of both equity and fixed income markets, taking into account asset allocation, the correlation between asset class returns and the mix of active and passive investments. The Pension Plan utilizes a dynamic asset allocation where the target range to return-seeking and liability-hedging assets is determined based on the funded status of the Plan. As of December 31, 2024, the expected rate of return on pension plan assets was based on the targeted asset allocation range of 20% to 28% return-seeking assets and 72% to 80% liability-hedging assets. For 2025, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 26% to 34% return-seeking assets and 66% to 74% liability-hedging assets.

Our Pension Plan is funded in compliance with the federal government’s funding requirements.

Plan Assets

The percentages of total plan asset by investment category for our Pension Plan at December 31 were as follows:

Return-seeking Assets	2024	2023
Equity	19%	14%
Real estate	5%	5%
Hedge funds	3%	3%
Fixed income	3%	2%
Total	30%	24%

Liability-hedging Assets	2024	2023
Fixed income	68%	74%
Cash	2%	2%
Total	70%	76%

Total Assets	100%	100%

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives of the Company. The plans are non-qualified defined benefit and defined contribution plans (Supplemental Plans). The Supplemental Plans are subject to various vesting schedules and are funded on a cash basis as benefits are paid.

Non-pension Defined Benefit Retiree Healthcare Plan

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

Healthcare coverage for post-65 Medicare-eligible retirees is provided through an individual market healthcare exchange. We fund the Healthcare Plan on a cash basis as benefits are paid. The Healthcare Plan provides for partial pre-funding via VEBA trusts. Assets related to this pre-funding are held in trust and are for the benefit of the union and non-union employees located in the states of Arkansas, Iowa, and Kansas. We do not pre-fund the Healthcare Plan for those employees outside Arkansas, Iowa, and Kansas.

Plan Contributions

Contributions to the Pension Plan are cash contributions made directly to the Master Trust. Healthcare and Supplemental Plan contributions are made in the form of benefit payments. Healthcare benefits include company and participant paid premiums.

Contributions for the years ended December 31 were as follows:

	2024	2023
	(in millions)
Defined Contribution Plan
Company retirement contributions	$11.3	$12.7
Company matching contributions	17.7	17.1
Defined Benefit Plans
Pension Plan	$2.3	$—
Healthcare Plan	5.7	5.4
Supplemental Plans	4.1	3.5

In 2025,we expect to make contributions of $1.8 million, $4.7 million and $2.8 million to the Pension Plan, Healthcare Plan and Supplemental Plans, respectively.

Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
	(in millions)
Pension Plan
Common Collective Trust - Cash and Cash Equivalents	$—	$5.4	$—	$5.4	$—	$5.4
Common Collective Trust - Equity	—	51.5	—	51.5	—	51.5
Common Collective Trust - Fixed Income	—	190.8	—	190.8	—	190.8
Common Collective Trust - Real Estate	—	—	—	—	14.9	14.9
Hedge Funds	—	—	—	—	7.6	7.6
Total investments measured at fair value	$—	$247.7	$—	$247.7	$22.5	$270.2
Healthcare Plan
Cash and Cash Equivalents	7.5	—	—	7.5	—	7.5
Total investments measured at fair value	$7.5	$—	$—	$7.5	$—	$7.5

	December 31, 2023
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
	(in millions)
Pension Plan
Common Collective Trust - Cash and Cash Equivalents	$—	$6.7	$—	$6.7	$—	$6.7
Common Collective Trust - Equity	—	42.7	—	42.7	—	42.7
Common Collective Trust - Fixed Income	—	234.5	—	234.5	—	234.5
Common Collective Trust - Real Estate	—	—	—	—	16.4	16.4
Hedge Funds	—	—	—	—	8.1	8.1
Total investments measured at fair value	$—	$283.9	$—	$283.9	$24.5	$308.4
Healthcare Plan
Cash and Cash Equivalents	8.0	—	—	8.0	—	8.0
Total investments measured at fair value	$8.0	$—	$—	$8.0	$—	$8.0

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

Additional information about assets of the benefit plans, including methods and assumptions used to estimate the fair value of these assets, is as follows:

Pension Plan

Common Collective Trust Funds: These funds are valued based upon the redemption price of units held by the Pension Plan, which is based on the current fair value of the common collective trust funds’ underlying assets. Unit values are determined by the financial institution sponsoring such funds by dividing the fund’s net assets at fair value by its units outstanding at the valuation dates. The Pension Plan’s investments in common collective trust funds, with the exception of shares of the common collective trust-real estate are categorized as Level 2. Advance written notice of no less than fifteen (15) business days will generally be required to redeem an investment in these funds. Additionally, the Trustee retains the right to implement trading procedures and restrictions that the Trustee (in its sole and absolute discretion) determines to be necessary or advisable to protect the interest of the Trust. There are no unfunded commitments related to these funds.

The following investments are measured at NAV and are not classified in the fair value hierarchy, in accordance with accounting guidance:

Common Collective Trust-Real Estate Funds: These funds are valued based on various factors of the underlying real estate properties, including market rent, market rent growth, occupancy levels, etc. As part of the trustee’s valuation process, properties are externally appraised generally on an annual basis. The appraisals are conducted by reputable independent appraisal firms and signed by appraisers that are members of the Appraisal Institute, with professional designation of Member, Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. We receive monthly statements from the trustee, along with the annual schedule of investments and rely on these reports for pricing the units of the fund. Advance written notice of no less than one hundred and five (105) calendar days prior to the desired valuation date will generally be required to redeem an investment in these funds. Additionally, the Trustee retains the right to implement trading procedures and restrictions that the Trustee (in its sole and absolute discretion) determines to be necessary or advisable to protect the interests of the Trust. There are no unfunded commitments related to these funds.

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

Non-pension Defined Benefit Retiree Healthcare Plan

Cash and Cash Equivalents: This represents an investment in Northern Institutional Government Assets Portfolio, which is a government money market fund. As shares held reflect quoted prices in an active market, they are categorized as Level 1.

Components of Net Periodic Expense

The following table provides a reconciliation of components of the net periodic expense:

	Pension Plan			Supplemental Plans			Healthcare Plan
For the years ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(in millions)
Service cost	$2.3	$2.5	$3.9	$3.3	$3.1	$(0.8)	$1.6	$1.5	$1.9
Interest cost	16.4	17.5	10.8	1.4	1.5	0.8	2.4	2.4	1.3
Expected return on assets	(18.0)	(18.7)	(18.5)	—	—	—	(0.3)	(0.2)	(0.1)
Net amortization of prior service cost	(0.1)	(0.1)	(0.1)	—	—	—	0.2	—	(0.3)
Recognized net actuarial loss (gain)	2.0	2.0	6.1	—	—	0.3	—	—	0.1
Net periodic expense	$2.6	$3.2	$2.2	$4.7	$4.6	$0.3	$3.9	$3.7	$2.9

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

Other Plan Information

The following tables provide a reconciliation of the employee benefit plan obligations and fair value of employee benefit plan assets, amounts recognized on our Consolidated Balance Sheets, accumulated benefit obligation, and elements of AOCI:

	Pension Plan		Supplemental Plans		Healthcare Plan
	2024	2023	2024	2023	2024	2023
	(in millions)
Accumulated benefit obligation at December 31	$307.1	$341.8	$46.1	$46.7	$48.5	$51.1
Change in benefit obligation:
Projected benefit obligation at beginning of year	$348.1	$358.4	$46.7	$45.2	$51.1	$49.7
Service cost	2.3	2.5	3.3	3.1	1.6	1.5
Interest cost	16.4	17.5	1.4	1.5	2.4	2.4
Actuarial (gain) loss	(16.0)	11.6	(1.2)	0.3	(1.7)	1.7
Benefits paid	(39.2)	(41.9)	(4.1)	(3.4)	(5.7)	(5.3)
Plan participants’ contributions	—	—	—	—	0.8	1.1
Projected benefit obligation at end of year	311.6	348.1	46.1	46.7	48.5	51.1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	308.6	323.1	—	—	8.0	7.8
Investment income (loss)	(1.6)	27.4	—	—	0.1	0.2
Employer contributions	2.3	—	4.1	3.5	4.2	4.3
Retiree contributions	—	—	—	—	0.9	1.1
Benefits paid	(39.1)	(41.9)	(4.1)	(3.5)	(5.7)	(5.4)
Fair value of plan assets at end of year	270.2	308.6	—	—	7.5	8.0
Funded status - deficiency	$41.4	$39.5	$46.1	$46.7	$41.0	$43.1
Amounts recognized on our Consolidated Balance Sheets as of December 31:
Regulatory assets	$81.6	$79.9	$—	$—	$4.9	$4.8
Current liabilities	—	—	2.8	2.4	4.3	4.2
Non-current assets	—	—	—	—	—	1.3
Non-current liabilities	41.4	39.4	43.3	44.3	36.7	40.2
Regulatory liabilities	3.1	2.9	—	—	7.3	5.5
Amounts recognized in AOCI, net of tax as of December 31:
Net (gain) loss	$5.2	$5.0	$0.8	$1.8	$(0.7)	$(0.7)
Prior service cost (gain)	—	—	—	—	—	0.1
Total amounts included in AOCI, net of tax not yet recognized as components of net periodic expense	$5.2	$5.0	$0.8	$1.8	$(0.7)	$(0.6)

In 2024, actuarial gains related to the pension benefit obligation was primarily due to an increase in the discount rate. In 2023, actuarial losses related to the pension benefit obligation was primarily due to a decrease in the discount rate.

Assumptions

	Pension Plan			Supplemental Plans			Healthcare Plan
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.63%	4.99%	5.17%	5.56%	4.93%	5.13%	5.60%	4.97%	5.14%
Rate of increase in compensation levels	3.04%	3.04%	3.06%	—	—	—	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate (a)	4.99%	5.17%	2.88%	4.93%	5.13%	2.77%	4.97%	5.14%	2.79%
Expected long-term rate of return on assets (b)	6.00%	6.00%	4.25%	N/A	N/A	N/A	3.50%	3.10%	1.70%
Rate of increase in compensation levels	3.04%	3.06%	3.08%	—	—	—	N/A	N/A	N/A

(a)
The estimated discount rate for the Defined Benefit Pension Plan is 5.63% for the calculation of the 2025 net periodic pension costs.
(b)
The expected rate of return on plan assets for the Defined Benefit Pension Plan is 6.50% for the calculation of the 2025 net periodic pension cost.

The healthcare benefit obligation at December 31 was determined as follows:

	2024	2023
Trend Rate - Medical
Pre-65 for next year - All Plans	7.50%	6.69%
Pre-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2035	2034

Post-65 for next year - All Plans	6.50%	5.81%
Post-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2033	2034

The following benefit payments to employees, which reflect future service, are expected to be paid:

	Pension Plan	Supplemental Plans	Healthcare Plan
	(in millions)
2025	$24.4	$2.8	$5.3
2026	24.8	2.8	5.1
2027	25.1	2.7	5.0
2028	25.1	2.7	4.8
2029	25.6	2.5	4.7
2030 - 2034	$123.5	$11.3	$21.4

(14) SHARE-BASED COMPENSATION PLANS

Our Amended and Restated 2015 Omnibus Incentive Plan allows for the granting of stock, restricted stock, restricted stock units, stock options, performance shares, and performance share units. We had 1,988,252 shares available to grant at December 31, 2024.

Compensation expense is determined using the grant date fair value estimated in accordance with the provisions of accounting standards for stock compensation and is recognized over the vesting periods of the individual awards. As of December 31, 2024, total unrecognized compensation expense related to non-vested stock awards was $13.0 million and is expected to be recognized over a weighted-average period of 2.0 years. Stock-based compensation expense, which is included in Operations and maintenance on the accompanying Consolidated Statements of Income, was as follows for the years ended December 31:

	2024	2023	2022
	(in millions)
Stock-based compensation expense	$10.6	$7.0	$8.6

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

A summary of the status of the restricted stock and restricted stock units at December 31, 2024, was as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Balance at January 1, 2024	164,687	$64.81
Granted	180,676	53.58
Vested	(83,737)	65.11
Forfeited	(29,684)	59.13
Balance at December 31, 2024	231,942	$56.68

The weighted-average grant-date fair value of restricted stock granted, and the total fair value of shares vested during the years ended December 31, were as follows:

	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
		(in millions)
2024	$53.58	$4.5
2023	$63.33	$5.9
2022	$69.03	$6.4

As of December 31, 2024, there was $8.6 million of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.1 years.

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

	2024	2023
Fair value of share units award	$55.14	$77.95
Risk-free rate	4.12%	3.84%
Black Hills Corporation’s common stock volatility	24%	31%
Volatility range for the peer group	12-53%	24-39%

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

The following table summarizes the performance share unit activity for the year ended December 31, 2024:

	Performance Share Units - Market Condition		Performance Share Units - Performance Condition
	Share Units	Weighted-Average Fair Value per Share Unit	Share Units	Weighted-Average Fair Value per Share Unit
Nonvested at January 1, 2024	110,747	$73.31	62,654	$67.88
Granted	71,537	55.14	30,663	51.00
Vested	(30,749)	64.97	(20,512)	61.45
Nonvested at December 31, 2024	151,535	$66.43	72,805	$62.59

As of December 31, 2024, there was $4.3 million of unrecognized compensation expense related to outstanding performance share/units that is expected to be recognized over a weighted-average period of 1.7 years.

On January 23, 2025, the Compensation Committee of our Board of Directors confirmed a payout equal to 10.32% of target shares valued at $0.4 million. The payout was fully accrued at December 31, 2024.

(15) INCOME TAXES

Transfers of Production Tax Credits

In August 2022, President Biden signed H.R. 5376 into law, commonly known as the IRA of 2022, or IRA. The IRA contains a tax credit transferability provision that allows us to transfer (e.g. sell) PTCs produced after December 31, 2022, to third parties. In June 2024, under this transferability provision, we entered into an agreement with a third party to sell $16.9 million of our 2023 generated PTCs. In January 2025, we entered into a similar agreement with a third party to sell $17.0 million of our 2024 generated PTCs.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit from continuing operations for the years ended December 31 was:

	2024	2023	2022
	(in millions)
Current:
Federal	$16.5	$0.8	$0.5
State	(0.8)	(1.0)	(0.1)
Current income tax benefit (expense)	15.7	(0.2)	0.4
Deferred:
Federal	(47.2)	(30.9)	(23.2)
State	(4.8)	5.5	(2.4)
Deferred income tax (expense)	(52.0)	(25.4)	(25.6)

Income tax (expense)	$(36.3)	$(25.6)	$(25.2)

Effective Tax Rates

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income tax (net of federal tax effect) (a)	1.3	(0.8)	0.5
Non-controlling interest (b)	(0.7)	(1.0)	(0.9)
Tax credits	(5.6)	(6.2)	(7.7)
Flow-through adjustments (c)	(2.2)	(1.7)	(1.4)
Amortization of excess deferred income taxes (d)	(2.4)	(3.0)	(2.5)
Other	(0.1)	0.2	(0.5)
Effective Tax Rate	11.3%	8.5%	8.5%

(a)
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
(d)
Primarily TCJA - see Note 2 for additional information.

Deferred Tax Assets and Liabilities

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows:

	2024	2023
	(in millions)
Deferred tax assets:
Regulatory liabilities	$70.9	$74.0
State tax credits	8.4	22.8
Federal NOL	114.9	146.6
State NOL	12.7	16.5
Partnership	11.6	12.2
Credit Carryovers	110.5	110.1
Other deferred tax assets	35.4	33.7
Less: Valuation allowance	(1.3)	(15.4)
Total deferred tax assets	363.1	400.5

Deferred tax liabilities:
Accelerated depreciation, amortization, and other property-related differences	(729.2)	(686.2)
Regulatory assets	(49.5)	(65.6)
Goodwill	(75.9)	(67.8)
State deferred tax liability	(88.7)	(84.5)
Other deferred tax liabilities	(44.9)	(44.4)
Total deferred tax liabilities	(988.2)	(948.5)

Net deferred tax liability	$(625.1)	$(548.0)

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2024, we have federal NOL and state NOL and tax credit carryforwards that will expire at various dates as follows:

	Amounts	Expiration Dates
	(in millions)
Federal NOL Carryforward	$547.2	No expiration
Federal Tax Credit Carryforward	$110.5	2030-2044

State NOL Carryforward (a)	$242.6	2025-2042
State Tax Credit Carryforward	$8.4	2025-2038

(a)
The carryforward balance is reflected on the basis of apportioned tax losses to jurisdictions imposing state income taxes.

As of December 31, 2024, we had a $0.3 million valuation allowance against the state NOL carryforwards. Our 2024 analysis of the ability to utilize such NOLs resulted in no increase in the valuation allowance. If the valuation allowance is adjusted due to higher or lower than anticipated utilization of the NOLs, the offsetting amount will affect tax expense. The valuation allowance was reduced by $0.7 million for previously reserved expiring NOL.

Refer to Notes 1 and 3 for a discussion of valuation allowances recorded in 2024 related to the expected transfer of renewable tax credits to other corporate taxpayers.

As of December 31, 2024, we did not have a valuation allowance against the state ITC carryforwards. The valuation allowance was reduced by $14.4 million for a previously reserved expiring state ITC.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, without interest, at the beginning and end of the period included in Other deferred credits and other liabilities on the accompanying Consolidated Balance Sheets:

Changes in Uncertain Tax Positions:	2024	2023	2022
	(in millions)
Beginning balance	$13.7	$11.9	$10.6
Additions for prior year tax positions	0.6	—	-
Reductions for prior year tax positions	(8.1)	(0.3)	(0.8)
Additions for current year tax positions	1.6	2.1	2.1
Ending balance	$7.8	$13.7	$11.9

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $7.5 million.

We recognized no interest expense associated with income taxes for the years ended December 31, 2024, 2023, and 2022. We had no accrued interest (before tax effect) associated with income taxes at December 31, 2024, and 2023.

As of December 31, 2024, we do not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease on or before December 31, 2025. In 2024, we released all uncertain tax positions for tax repairs of gas transmission and distribution property due to a change in a method of accounting provided by Revenue Procedure 2023-15.

We are subject to federal income tax as well as income tax in various state and local jurisdictions. As of December 31, 2024, tax years for 2021, 2022, and 2023 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. or state exam for years before 2021. Tax years 2018 and 2019 were open as of December 31, 2024.

(16) BUSINESS SEGMENT INFORMATION

We are a holding company that, through our subsidiaries, conducts our operations through the following reportable segments: Electric Utilities and Gas Utilities. Certain unallocated corporate expenses that support our reportable segments are presented as Corporate and Other.

Our operating segments, which are equivalent to our reportable segments, are based on our method of internal reporting, which is generally segregated by differences in products and services. All of our operations and assets are located within the United States.

Our Electric Utilities segment includes the operating results of the regulated electric utility operations of Colorado Electric, South Dakota Electric, and Wyoming Electric, which supply regulated electric utility services to areas in Colorado, Montana, South Dakota, and Wyoming. We also own and operate non-regulated power generation and mining businesses that are vertically integrated with our Electric Utilities.

Our Gas Utilities segment consists of the operating results of our regulated natural gas utility subsidiaries in Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming.

Corporate and Other consists of certain unallocated expenses for administrative activities that support our operating segments. Corporate and Other also includes business development activities that are not part of our operating segments and inter-segment eliminations.

Our Chief Executive Officer, who is considered to be our CODM, reviews financial information presented on an operating segment basis for purposes of making decisions, allocating resources, and assessing financial performance. Our CODM assesses the performance of our operating segments and decides how to allocate resources based on operating income. Our CODM reviews capital expenditures by operating segment rather than any individual or total asset amount.

Segment information was as follows:

	Consolidating Income Statement
Year Ended December 31, 2024	Electric Utilities	Gas Utilities	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$864.4	$1,263.3	$—	$2,127.7
Inter-segment	11.7	6.1	(17.8)	—
Total revenue	876.1	1,269.4	(17.8)	2,127.7

Fuel, purchased power and cost of natural gas sold	206.4	524.3	(0.4)	730.3
Operations and maintenance (a) -
Direct	127.5	155.4	(16.3)	266.6
Allocated	125.1	165.3	—	290.4
Depreciation, depletion and amortization	145.3	124.7	0.1	270.1
Taxes other than income taxes	38.8	28.4	—	67.2
Operating income (loss)	$233.0	$271.3	$(1.2)	$503.1

Interest expense, net				(181.7)
Other income (expense), net				(1.4)
Income tax (expense)				(36.3)
Net income				283.7
Net income attributable to non-controlling interest				(10.6)
Net income available for common stock				$273.1

	Consolidating Income Statement
Year Ended December 31, 2023	Electric Utilities	Gas Utilities	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$853.6	$1,477.7	$—	$2,331.3
Inter-segment	11.4	6.5	(17.9)	—
Total revenue	865.0	1,484.2	(17.9)	2,331.3

Fuel, purchased power and cost of natural gas sold	200.1	783.2	(0.4)	982.9
Operations and maintenance (a) -
Direct	112.2	162.2	(12.9)	261.5
Allocated	124.0	166.5	—	290.5
Depreciation, depletion and amortization	142.6	113.9	0.3	256.8
Taxes other than income taxes	37.3	29.6	—	66.9
Operating income (loss)	$248.8	$228.8	$(4.9)	$472.7

Interest expense, net				(167.9)
Other income (expense), net				(3.2)
Income tax (expense)				(25.6)
Net income				276.0
Net income attributable to non-controlling interest				(13.8)
Net income available for common stock				$262.2

	Consolidating Income Statement
Year Ended December 31, 2022	Electric Utilities	Gas Utilities	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$888.4	$1,663.4	$—	$2,551.8
Inter-segment	11.8	5.7	(17.5)	—
Total revenue	900.2	1,669.1	(17.5)	2,551.8

Fuel, purchased power and cost of natural gas sold	266.3	965.1	(0.8)	1,230.6
Operations and maintenance (a) -
Direct	124.0	158.5	(13.7)	268.8
Allocated	120.8	158.8	—	279.6
Depreciation, depletion and amortization	135.9	114.7	0.3	250.9
Taxes other than income taxes	38.9	27.8	—	66.7
Operating income (loss)	$214.3	$244.2	$(3.3)	$455.2

Interest expense, net				(161.0)
Other income (expense), net				1.8
Income tax (expense)				(25.2)
Net income				270.8
Net income attributable to non-controlling interest				(12.4)
Net income available for common stock				$258.4

(a)
Direct and Allocated Operations and maintenance expenses for our operating segments are regularly provided to the CODM. Direct expenses represents the costs incurred directly by our operating segments. Allocated expenses represent costs incurred by BHSC for various direct and indirect support services provided to our operating segments. Pursuant to the BHSC Cost Allocation Manual, indirect cost allocations are determined in accordance with PUHCA 2005.

Capital Expenditures (a) for the years ended December 31,	2024	2023	2022
	(in millions)
Electric Utilities	$381.9	$210.7	$243.1
Gas Utilities	402.7	371.9	349.5
Corporate and Other	13.0	7.3	5.1
Total capital expenditures	$797.6	$589.9	$597.7

(a)
Includes accruals for property, plant, and equipment as disclosed in the Supplemental Cash Flow Information to the Consolidated Statement of Cash Flows.

(17) SUBSEQUENT EVENTS

Except as described in Notes 2, 3 and 15, there have been no events subsequent to December 31, 2024, which would require recognition in the Consolidated Financial Statements or disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2024. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is presented on Page 54 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors and information required by Items 401, 405, 406, 407(c)(3), 407(d)(4), 407(d)(5), and 408(b) of Regulation S-K, is set forth in the Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference. Information about our Executive Officers is reported in Part 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is set forth in the Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is set forth in the Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table includes information as of December 31, 2024, with respect to our equity compensation plans which includes the Amended and Restated 2015 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	$290,799	(1)	$—	(1)	$1,988,252	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	$290,799		$—		$1,988,252

(1)
290,799 full value awards outstanding as of December 31, 2024, comprised of restricted stock units, performance shares, short-term incentive plan (STIP) units and Director common stock units. In addition, 210,090 shares of unvested restricted stock were outstanding as of December 31, 2024, which are not included in the table above because they have already been issued. We do not have any outstanding options, warrants or rights.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is set forth in the Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is set forth in the Proxy Statement for our 2025 Annual Meeting to Shareholders, which is incorporated herein by reference.

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

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant (filed as Exhibit 3 to the Registrant’s Form 8-K filed on February 5, 2018).
3.2	Amended and Restated Bylaws of the Registrant dated April 24, 2023, (filed as Exhibit 3.2 to the Registrant’s Form 8-K filed on May 3, 2023).
4.1

Indenture dated as of May 21, 2003 between the Registrant and Wells Fargo Bank, National Association (as successor to LaSalle Bank National Association), as Trustee (filed as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2003).

4.1-1	First Supplemental Indenture dated as of May 21, 2003, (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
4.1-2	Second Supplemental Indenture dated as of May 14, 2009, (filed as Exhibit 4 to the Registrant’s Form 8-K filed on May 14, 2009).
4.1-3	Third Supplemental Indenture dated as of July 16, 2010, (filed as Exhibit 4 to Registrant’s Form 8-K filed on July 15, 2010).
4.1-4	Fourth Supplemental Indenture dated as of November 19, 2013, (filed as Exhibit 4 to the Registrant’s Form 8-K filed on November 18, 2013).
4.1-5	Fifth Supplemental Indenture dated as of January 13, 2016, (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on January 13, 2016).
4.1-6	Sixth Supplemental Indenture dated as of August 19, 2016, (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on August 19, 2016).
4.1-7	Seventh Supplemental Indenture dated as of August 17, 2018, (filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on August 17, 2018).
4.1-8	Eighth Supplemental Indenture dated as of October 3, 2019, (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on October 4, 2019).
4.1-9	Ninth Supplemental Indenture dated as of June 17, 2020, (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on June 17, 2020).
4.1-10	Tenth Supplemental Indenture dated as of August 26, 2021, (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on August 26, 2021).
4.1-11	Eleventh Supplemental Indenture dated as of March 7, 2023, (filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 7, 2023).
4.1-12	Twelfth Supplemental Indenture dated as of September 15, 2023, (filed as Exhibit 4.1 to the Registrant's Form 8-K filed on September 15, 2023).
4.1-13	Thirteenth Supplemental Indenture dated as of May 16, 2024, (filed as Exhibit 4.1 to the Registrant's Form 8-K filed on May 16, 2024).

4.2

Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999, (filed as Exhibit 4.19 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669)).

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

4.4	Form of Stock Certificate for Common Stock, Par Value $1.00 Per Share (filed as Exhibit 4.2 to the Registrant’s Form 10-K for 2000).
4.5	Description of Securities (filed as Exhibit 4.5 to the Registrant's Form 10-K for 2019).
10.1†	Amended and Restated Pension Equalization Plan of Black Hills Corporation dated November 6, 2001, (filed as Exhibit 10.11 to the Registrant’s Form 10-K/A for 2001).
10.1-1†	First Amendment to Pension Equalization Plan (filed as Exhibit 10.10 to the Registrant’s Form 10-K for 2002).
10.1-2†	Grandfather Amendment to the Amended and Restated Pension Equalization Plan of Black Hills Corporation (filed as Exhibit 10.2 to the Registrant’s Form 10-K for 2008).
10.2†	Restoration Plan of Black Hills Corporation (filed as Exhibit 10.5 to the Registrant’s Form 10-K for 2008).
10.2-1†	First Amendment to the Restoration Plan of Black Hills Corporation dated July 24, 2011, (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011).
10.3†	Black Hills Corporation Non-qualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011, (filed as Exhibit 10.4 to the Registrant’s Form 10-K for 2010).
10.3-1†

First Amendment to the Black Hills Corporation Nonqualified Deferred Compensation Plan as Amended and Restated effective January 1, 2011, (filed as Exhibit 10.5 to the Registrant’s Form 10-K for 2018).

10.4†	Black Hills Corporation Post-2018 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.4 to the Registrant's Form 10-K for 2022).
10.5†	Black Hills Corporation 2005 Omnibus Incentive Plan (”Omnibus Plan”) (filed as Appendix A to the Registrant’s Proxy Statement filed April 13, 2005).
10.5-1†	First Amendment to the Omnibus Plan (filed as Exhibit 10.11 to the Registrant’s Form 10-K for 2008).
10.5-2†	Second Amendment to the Omnibus Plan (filed as Exhibit 10 to the Registrant’s Form 8-K filed on May 26, 2010).
10.6†	Black Hills Corporation Amended and Restated 2015 Omnibus Incentive Plan effective January 24, 2023, (filed as Exhibit 10.6 to the Registrant's Form 10-K for 2022).
10.7†	Form of Stock Option Agreement effective for awards granted on or after April 28, 2015, (filed as Exhibit 10.8 to Registrant’s Form 10-K for 2015).
10.8†	Form of Performance Unit Award Agreement for 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2021, (filed as Exhibit 10.17 to the Registrant's Form 10-K for 2020).
10.9†	Form of Indemnification Agreement (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on September 3, 2004).
10.10†	Change in Control Agreement dated November 15, 2022, between Black Hills Corporation and Linden R. Evans (filed as Exhibit 10.17 to the Registrant's Form 10-K for 2022).

10.11†	Change in Control Agreements dated November 15, 2022, between Black Hills Corporation and its non-CEO Senior Executive Officers (filed as Exhibit 10.18 to the Registrant's Form 10-K for 2022).
10.12†	Outside Directors Stock Based Compensation Plan as Amended and Restated effective January 1, 2009, (filed as Exhibit 10.23 to the Registrant’s Form 10-K for 2008).
10.12-1†	First Amendment to the Outside Directors Stock Based Compensation Plan effective January 1, 2011, (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2010).
10.12-2†	Second Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2013, (filed as Exhibit 10.15 to the Registrant’s Form 10-K for 2012).
10.12-3†	Third Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2015, (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2014).
10.12-4†

Fourth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2017, (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2016).

10.12-5†	Fifth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2018, (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2017).
10.12-6†	Sixth Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2019, (filed as Exhibit 10.18 to the Registrant’s Form 10-K for 2018).
10.13†	Form of Non-Disclosure and Non-Solicitation Agreement for Certain Employees (filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2016).
10.14	Equity Distribution Sales Agreement dated June 16, 2023, among Black Hills Corporation and the several Agents named therein (filed as Exhibit 1.1 to the Registrant’s Form 8-K filed on June 20, 2023).
10.15

Fourth Amended and Restated Credit Agreement dated as of July 19, 2021, (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and U.S. Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on July 19, 2021).

10.15-1

First Amendment to Fourth Amended and Restated Credit Agreement dated as of May 9, 2023, (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party thereto, as Banks, and U.S. Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Form 10-Q filed on August 3, 2023).

10.15-2

Second Amendment to Fourth Amended and Restated Credit Agreement dated as of May 31, 2024, (relating to $750 million Revolving Credit Facility), among Black Hills Corporation, as Borrower, the financial institutions party there, as Banks, and U.S. Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Form 8-K on June 5, 2024).

10.16†	Non-Employee Director Equity Compensation Plan effective January 1, 2022, (filed as Exhibit 10.25 to the Registrant's Form 10-K filed on February 15, 2022).
10.17†

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) effective for awards granted on or after January 1, 2022, (filed as Exhibit 10.26 to the Registrant's Form 10-K filed on February 15, 2022).

10.18

Coal Leases between WRDC and the Federal Government

-Dated October 1, 1965 (filed as Exhibit 5(k) to the Registrant’s Form S‑7, File No. 2‑60755)

-Modified January 22, 1990 (filed as Exhibit 10(j) to the Registrant’s Form 10‑K for 1989).

10.19	Assignment of Mining Leases and Related Agreement effective May 27, 1997, between WRDC and Kerr-McGee Coal Corporation (filed as Exhibit 10(u) to the Registrant’s Form 10-K for 1997).
10.20†

Form of Restricted Stock Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 24, 2023, (filed as Exhibit 10.30 to the Registrant's Form 10-K for 2022).

10.21†

Form of Performance Unit Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2023, (filed as Exhibit 10.29 to the Registrant's Form 10-K for 2022).

10.22†

Form of Short-term Incentive Plan Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2024 (filed as Exhibit 10.30 to the Registrant's Form 10-K for 2023).

10.23†

Form of Performance Unit Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2024 (filed as Exhibit 10.31 to the Registrant's Form 10-K for 2023).

19	Insider Trading Policy (filed as Exhibit 19 to the Registrant's Form 10-K for 2023).
21*	List of Subsidiaries of Black Hills Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) effective for awards granted on or after January 1, 2022, (filed as Exhibit 10.26 to the Registrant's Form 10-K filed on February 15, 2022).

97†	Mandatory Compensation Recovery Policy dated December 1, 2023 (filed as Exhibit 97 to the Registrant's Form 10-K for 2023).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS CORPORATION

		By:	/S/ LINDEN R. EVANS
Linden R. Evans, President and Chief Executive Officer
Dated:	February 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ STEVEN R. MILLS	Director and	February 12, 2025
Steven R. Mills	Chairman

/S/ LINDEN R. EVANS	Director and	February 12, 2025
Linden R. Evans, President	Principal Executive Officer
and Chief Executive Officer

/S/ KIMBERLY F. NOONEY	Principal Financial and	February 12, 2025
Kimberly F. Nooney, Senior Vice President	Accounting Officer
and Chief Financial Officer

/S/ BARRY M. GRANGER	Director	February 12, 2025
Barry M. Granger

/S/ TONY A. JENSEN	Director	February 12, 2025
Tony A. Jensen

/S/ KATHLEEN S. MCALLISTER	Director	February 12, 2025
Kathleen S. McAllister

/S/ ROBERT P. OTTO	Director	February 12, 2025
Robert P. Otto

/S/ SCOTT M. PROCHAZKA	Director	February 12, 2025
Scott M. Prochazka

/S/ REBECCA B. ROBERTS	Director	February 12, 2025
Rebecca B. Roberts

/S/ MARK A. SCHOBER	Director	February 12, 2025
Mark A. Schober

/S/ TERESA A. TAYLOR	Director	February 12, 2025
Teresa A. Taylor