Form 10-Q
period 2025-06-30
BLACK HILLS CORP /SD/
filed 2025-07-31
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2025
Common stock, $1.00 par value	72,851,741	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
Availability	The availability factor of a power plant is the percentage of the time that it is available to provide energy.
BHC	Black Hills Corporation; the Company
Black-box Settlement	Settlement with a utility's commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our Utilities
Black Hills Energy Renewable Resources (BHERR)	Black Hills Energy Renewable Resources, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
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
Emergency PSPS

Emergency Public Safety Power Shutoff is a safety measure to prevent the electric system from becoming a potential source of ignition during extreme weather conditions/events. It entails selectively and intentionally turning off power to a portion of a service area when high-fire-risk weather and fuel conditions occur.

FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
GSRS	Gas System Reliability Surcharge is a monthly charge that recovers Kansas Gas's costs associated with pipeline safety and government-mandated projects.
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

Lange II

A dual fuel (natural gas and diesel oil) electric generation project in Rapid City, South Dakota with an estimated total capacity of 99 MW. This facility will be owned and operated by South Dakota Electric and will be located adjacent to the Lange CT generation facility. This project is expected to begin construction in third quarter of 2025 and in service during the the second half of 2026. The addition of these resources will replace generation facilities planned for retirement and support updated planning reserve margin requirements.

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
OBBBA

One Big Beautiful Bill Act enacted on July 4, 2025, which is a legislative package designed to permanently extend certain expiring provisions of the TCJA and deliver additional tax relief for individuals and businesses. The OBBBA introduced changes to federal energy policies by rolling back several clean energy provisions and codified restrictions related to prohibited foreign entities, termination and restrictions on clean energy PTCs, extension and modification of clean fuel production. The OBBBA does not repeal tax credit transferability provisions enacted under the IRA, but restricts credit transfers to prohibited foreign entities.

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

Revolving Credit Facility

Our $750 million credit facility used to fund working capital needs, letters of credit and other corporate purposes, which was amended on May 31, 2024, and will terminate on May 31, 2030. This facility includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Revenue	$439.0	$402.6	$1,244.2	$1,129.0

Operating expenses:
Fuel, purchased power and cost of natural gas sold	124.0	107.1	483.8	423.7
Operations and maintenance	147.6	141.7	301.3	275.2
Depreciation and amortization	69.8	66.6	139.0	132.5
Taxes other than income taxes	15.1	16.6	32.7	33.6
Total operating expenses	356.5	332.0	956.8	865.0

Operating income	82.5	70.6	287.4	264.0

Other income (expense):
Interest expense incurred net of amounts capitalized	(49.8)	(48.2)	(101.6)	(94.2)
Interest income	0.9	5.6	1.3	7.5
Other income (expense), net	(0.4)	0.4	0.6	(0.5)
Total other (expense)	(49.3)	(42.2)	(99.7)	(87.2)

Income before income taxes	33.2	28.4	187.7	176.8
Income tax (expense)	(4.4)	(3.7)	(22.5)	(20.6)
Net income	28.8	24.7	165.2	156.2
Net income attributable to non-controlling interest	(1.3)	(1.9)	(3.5)	(5.6)
Net income available for common stock	$27.5	$22.8	$161.7	$150.6

Earnings per share of common stock:
Earnings per share, Basic	$0.38	$0.33	$2.25	$2.20
Earnings per share, Diluted	$0.38	$0.33	$2.24	$2.19

Weighted average common shares outstanding:
Basic	72.4	69.0	72.0	68.6
Diluted	72.4	69.0	72.1	68.7

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$28.8	$24.7	$165.2	$156.2

Other comprehensive income (loss), net of tax;
Reclassification adjustments of benefit plan liability - net loss (net of tax of $0.0, $0.0, $0.0 and $0.0, respectively)	—	—	0.1	0.1
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(0.2), $(0.2), $(0.3), and $(0.3), respectively)	0.6	0.6	1.1	1.1
Net unrealized gains (losses) on commodity derivatives (net of tax of $0.1, $0.0, $0.1, and $0.0, respectively)	(0.3)	—	(0.2)	(0.2)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $0.0, $(0.1), $(0.2), and $(0.8), respectively)	0.1	0.4	0.4	2.5
Other comprehensive income, net of tax	0.4	1.0	1.4	3.5

Comprehensive income	29.2	25.7	166.6	159.7
Less: comprehensive income attributable to non-controlling interest	(1.3)	(1.9)	(3.5)	(5.6)
Comprehensive income available for common stock	$27.9	$23.8	$163.1	$154.1

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	June 30, 2025	December 31, 2024
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$8.1	$16.1
Restricted cash and equivalents	7.7	7.3
Accounts receivable, net	260.8	351.2
Materials, supplies and fuel	145.2	153.9
Income tax receivable, net	20.9	19.8
Regulatory assets, current	132.1	154.8
Other current assets	33.6	39.2
Total current assets	608.4	742.3

Property, plant and equipment	9,894.5	9,566.5
Less: accumulated depreciation	(2,034.1)	(1,936.6)
Total property, plant and equipment, net	7,860.4	7,629.9

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	7.0	7.6
Regulatory assets, non-current	247.8	272.9
Other assets, non-current	68.5	70.4
Total other assets, non-current	1,622.8	1,650.4

TOTAL ASSETS	$10,091.6	$10,022.6

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	June 30, 2025	December 31, 2024
	(in millions)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$180.8	$229.1
Accrued liabilities	251.1	302.2
Derivative liabilities, current	1.7	4.2
Regulatory liabilities, current	96.6	94.1
Notes payable	123.7	133.8
Current maturities of long-term debt	300.0	—
Total current liabilities	953.9	763.4

Long-term debt, net of current maturities	3,952.4	4,250.2

Deferred credits and other liabilities:
Deferred income tax liabilities, net	674.0	625.1
Regulatory liabilities, non-current	480.1	474.6
Benefit plan liabilities	119.9	122.9
Other deferred credits and other liabilities	191.9	201.2
Total deferred credits and other liabilities	1,465.9	1,423.8

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholder's equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 72,902,676 and 71,676,756 shares, respectively	72.9	71.7
Additional paid-in capital	2,260.7	2,193.4
Retained earnings	1,313.3	1,249.1
Treasury stock, at cost - 47,947 and 56,608 shares, respectively	(2.8)	(3.3)
Accumulated other comprehensive (loss)	(8.0)	(9.4)
Total stockholders' equity	3,636.1	3,501.5
Non-controlling interest	83.3	83.7
Total equity	3,719.4	3,585.2

TOTAL LIABILITIES AND TOTAL EQUITY	$10,091.6	$10,022.6

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2025	2024
Operating activities:	(in millions)
Net income	$165.2	$156.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139.0	132.5
Deferred financing cost amortization	4.3	5.5
Stock compensation	5.7	5.4
Deferred income taxes	37.5	36.6
Employee benefit plans	5.6	5.6
Other adjustments, net	2.9	(4.0)
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	8.4	29.0
Accounts receivable and other current assets	84.8	117.1
Accounts payable and other current liabilities	(93.3)	(77.4)
Regulatory assets	57.9	69.8
Other operating activities, net	(1.6)	(12.3)
Net cash provided by operating activities	416.4	464.0

Investing activities:
Property, plant and equipment additions	(371.8)	(342.4)
Other investing activities	(4.4)	1.7
Net cash (used in) investing activities	(376.2)	(340.7)

Financing activities:
Dividends paid on common stock	(97.6)	(89.3)
Common stock issued	65.0	73.0
Net borrowings (payments) of Revolving Credit Facility and CP Program	(10.1)	—
Long-term debt - issuance	—	450.0
Distributions to non-controlling interests	(3.8)	(10.0)
Other financing activities	(1.3)	(8.3)
Net cash provided by (used in) financing activities	(47.8)	415.4

Net change in cash, restricted cash and cash equivalents	(7.6)	538.7

Cash, restricted cash, and cash equivalents beginning of period	23.4	93.0
Cash, restricted cash, and cash equivalents end of period	$15.8	$631.7

Supplemental cash flow information:
Cash (paid) received during the period:
Interest (net of amounts capitalized)	$(100.8)	$(89.5)
Income taxes, net of transferred tax credits (Note 11)	13.9	14.7
Non-cash investing and financing activities:
Accrued property, plant, and equipment purchases at June 30,	78.5	73.0

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
	(in millions except share amounts)
December 31, 2024	71,676,756	$71.7	56,608	$(3.3)	$2,193.4	$1,249.1	$(9.4)	$83.7	$3,585.2
Net income	—	—	—	—	—	134.3	—	2.1	136.4
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	—	1.0
Dividends on common stock ($0.676 per share)	—	—	—	—	—	(48.6)	—	—	(48.6)
Share-based compensation	103,995	0.1	(22,488)	1.3	(0.1)	—	—	—	1.3
Issuance of common stock	763,481	0.7	—	—	45.4	—	—	—	46.1
Issuance costs	—	—	—	—	(0.5)	—	—	—	(0.5)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3.8)	(3.8)
March 31, 2025	72,544,232	$72.5	34,120	$(2.0)	$2,238.2	$1,334.8	$(8.4)	$82.0	$3,717.1
Net income	—	—	—	—	—	27.5	—	1.3	28.8
Other comprehensive income, net of tax	—	—	—	—	—	—	0.4	—	0.4
Dividends on common stock ($0.676 per share)	—	—	—	—	—	(49.0)	—	—	(49.0)
Share-based compensation	19,159	0.1	13,827	(0.8)	3.4	—	—	—	2.7
Issuance of common stock	339,285	0.3	—	—	19.4	—	—	—	19.7
Issuance costs	—	—	—	—	(0.3)	—	—	—	(0.3)
June 30, 2025	72,902,676	$72.9	47,947	$(2.8)	$2,260.7	$1,313.3	$(8.0)	$83.3	$3,719.4

(unaudited)	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
	(in millions except share amounts)
December 31, 2023	68,265,042	$68.3	68,073	$(4.1)	$2,007.7	$1,158.2	$(14.8)	$90.5	$3,305.8
Net income	—	—	—	—	—	127.9	—	3.7	131.6
Other comprehensive income, net of tax	—	—	—	—	—	—	2.5	—	2.5
Dividends on common stock ($0.65 per share)	—	—	—	—	—	(44.4)	—	—	(44.4)
Share-based compensation	104,181	0.1	14,270	(0.6)	1.9	—	—	—	1.4
Issuance of common stock	600,355	0.6	—	—	30.9	—	—	—	31.5
Issuance costs	—	—	—	—	(0.3)	—	—	—	(0.3)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(5.6)	(5.6)
March 31, 2024	68,969,578	$69.0	82,343	$(4.7)	$2,040.2	$1,241.7	$(12.3)	$88.6	$3,422.5
Net income	—	—	—	—	—	22.8	—	1.9	24.7
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	—	1.0
Dividends on common stock ($0.65 per share)	—	—	—	—	—	(44.9)	—	—	(44.9)
Share-based compensation	9,623	—	817	(0.2)	2.9	—	—	—	2.7
Issuance of common stock	768,019	0.7	—	—	41.5	—	—	—	42.2
Issuance costs	—	—	—	—	(0.4)	—	—	—	(0.4)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4.4)	(4.4)
June 30, 2024	69,747,220	$69.7	83,160	$(4.9)	$2,084.2	$1,219.6	$(11.3)	$86.1	$3,443.4

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2025, December 31, 2024, and June 30, 2024, financial information. Certain lines of business in which we operate are highly seasonal and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

Recently Issued Accounting Standards

Improvements to Income Tax Disclosures, ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands public entities’ annual disclosures by requiring disclosure of tax rate reconciliation amounts and percentages for specific categories, income taxes paid disaggregated by federal and state taxes, and income tax expense disaggregated by federal and state taxes jurisdiction. The ASU is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We are evaluating the disclosure impact of ASU 2023-09; however, the standard is not expected to have an impact on our financial condition, results of operations and/or cash flows.

Disaggregation of Income Statement Expenses, ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date. ASU 2024-03 requires public entities to disclose, in the notes to financial statements, certain costs and expenses, such as purchases of inventory, employee compensation, and costs related to depreciation and amortization. ASU 2024-03, as clarified by ASU 2025-01, is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, with early adoption permitted. We are evaluating the disclosure impact of ASU 2024-03; however, the standard is not expected to have an impact on our financial condition, results of operations and/or cash flows.

(2)
Regulatory Matters

We had the following regulatory assets and liabilities:

	As of	As of
	June 30, 2025	December 31, 2024
	(in millions)
Regulatory assets
Winter Storm Uri	$64.9	$109.5
Deferred energy and fuel cost adjustments	70.6	62.8
Deferred gas cost adjustments	3.0	14.5
Gas price derivatives	1.0	2.9
Deferred taxes on AFUDC	9.0	8.0
Employee benefit plans and related deferred taxes	86.7	89.0
Environmental	11.5	10.7
Loss on reacquired debt	14.9	15.7
Deferred taxes on flow through accounting	92.8	87.7
Decommissioning costs	2.4	2.4
Other regulatory assets	23.1	24.5
Total regulatory assets	379.9	427.7
Less current regulatory assets	(132.1)	(154.8)
Regulatory assets, non-current	$247.8	$272.9

Regulatory liabilities
Deferred energy and gas costs	$67.5	$67.8
Employee benefit plan costs and related deferred taxes	35.5	36.7
Cost of removal	206.6	197.0
Excess deferred income taxes	234.1	238.5
Colorado renewable energy (a)	28.9	24.1
Other regulatory liabilities	4.1	4.6
Total regulatory liabilities	576.7	568.7
Less current regulatory liabilities	(96.6)	(94.1)
Regulatory liabilities, non-current	$480.1	$474.6

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

Regulatory Activity

Colorado Electric

On June 14, 2024, Colorado Electric filed a rate review with the CPUC seeking recovery of infrastructure investments in its 3,200-mile electric distribution and 600-mile electric transmission systems. On March 17, 2025, Colorado Electric received an order from the CPUC for a general rate increase which was expected to generate approximately $17.0 million of new annual revenue based on a weighted average cost of capital of 6.9% with a capital structure in a range of 47% to 49% equity and 51% to 53% debt, and a return on equity in a range of 9.3% to 9.5%. The new rates were effective March 22, 2025. On April 7, 2025, Colorado Electric filed a request with the CPUC for rehearing, re-argument or reconsideration (RRR). On May 6, 2025, Colorado Electric received a final decision from the CPUC related to its RRR request, increasing new annual revenue from approximately $17.0 million to approximately $17.5 million.

Iowa Gas

On May 1, 2024, Iowa Gas filed a rate review with the IUC seeking recovery of infrastructure investments in its 5,000-mile natural gas pipeline system. In the fourth quarter of 2024, Iowa Gas received final approval from the IUC for a settlement agreement for a general rate increase. The approved Black-box Settlement is expected to generate $15.0 million of new annual revenue based on a weighted average cost of capital of 7.2%. New rates were enacted on January 1, 2025, which replaced interim rates.

Kansas Gas

On February 3, 2025, Kansas Gas filed a rate review with the KCC seeking recovery of infrastructure investments in its 4,765-mile natural gas pipeline system and increased operations and maintenance costs driven by inflation and operational needs to serve customers. On July 24, 2025, Kansas Gas received final approval from the KCC for a settlement agreement for a general rate increase. The approved Black-box Settlement is expected to generate $10.8 million in new annual revenue and will shift $4.4 million of GSRS rider revenue to base rates. New rates will be effective on August 1, 2025. The settlement also includes approval for Kansas Gas to file an abbreviated case in first quarter of 2026 that includes the addition of capital placed in service through December 31, 2025.

Nebraska Gas

On May 1, 2025, Nebraska Gas filed a rate review with the NPSC seeking recovery of infrastructure investments in its 12,900-mile natural gas pipeline system and increased operations and maintenance costs driven by inflation and operational needs to serve customers. The rate review requests $34.9 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 10.5%. Nebraska statute allows for implementation of interim rates 90 days after filing a rate review and Nebraska Gas plans to implement interim rates, subject to adjustment or refund, effective in August 2025. New rates are expected to be effective in the first quarter of 2026.

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

Manufactured Gas Plant

In 2008, we acquired liabilities for a former manufactured gas plant site in Iowa, which was previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, now valued at $1.5 million recorded in Other current assets on our Consolidated Balance Sheets, which will be used to help offset remediation costs. As of December 31, 2024, we had an Accrued liability of $9.7 million on our Consolidated Balance Sheets for the remaining remediation of the manufactured gas plant site in Iowa. During the six months ended June 30, 2025, we completed substantially all remaining remediation work. As of June 30, 2025, $11.5 million of cumulative remediation costs, which are net of our $1.5 million insurance recovery asset, were recorded to a Regulatory asset on our Consolidated Balance Sheets which Iowa Gas intends to seek recovery of during a future rate review. We expect to recover our $1.5 million insurance recovery asset by year-end 2025.

GT Resources, LLC v. Black Hills Corporation, Case No. 2020CV30751 (District Court for the City and County of Denver, Colorado)

On April 13, 2022, a jury awarded $41 million for claims made by GT Resources, LLC (“GTR”) against BHC and two of its subsidiaries (Black Hills Exploration and Production, Inc. and Black Hills Gas Resources, Inc.), which ceased oil and natural gas operations in 2018 as part of BHC’s decision to exit the exploration and production business. The claims involved a dispute over a 2.3 million-acre concession award in Costa Rica which was acquired by a BHC subsidiary in 2003. GTR retained rights to receive a royalty interest on any hydrocarbon production from the concession upon the occurrence of contingent events. GTR contended that BHC and its subsidiaries failed to adequately pursue the opportunity and failed to transfer the concession to GTR. We appealed this verdict to the Colorado Court of Appeals. On October 19, 2023, the Appellate Court reversed and remanded the case with directions limiting any retrial to the narrow issue of whether there was improper interference with the prospective conveyance of the concession. The retrial occurred and on May 12, 2025, the jury returned a verdict in favor of BHC and its subsidiaries on all counts, thus resolving any claims without material impact on our financial position, results or operations and cash flows.

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and six months ended June 30, 2025, and 2024. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended June 30, 2025	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$178.1	$168.5	$—	$346.6
Transportation	—	42.1	(0.1)	42.0
Wholesale	4.2	—	—	4.2
Market - off-system sales	10.7	0.1	—	10.8
Transmission	10.0	0.1	—	10.1
Other revenues	15.6	10.2	(3.8)	22.0
Revenue from contracts with customers	$218.6	$221.0	$(3.9)	$435.7
Alternative revenue and other	1.3	2.0	—	3.3
Total revenues	$219.9	$223.0	$(3.9)	$439.0

Timing of revenue recognition:
Services transferred at a point in time	$9.1	$—	$—	$9.1
Services transferred over time	209.5	221.0	(3.9)	426.6
Revenue from contracts with customers	$218.6	$221.0	$(3.9)	$435.7

Three Months Ended June 30, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$163.4	$152.9	$—	$316.3
Transportation	—	36.0	(0.2)	35.8
Wholesale	6.5	—	—	6.5
Market - off-system sales	5.5	—	—	5.5
Transmission	12.9	0.1	—	13.0
Other revenues	14.4	9.9	(4.3)	20.0
Revenue from contracts with customers	$202.7	$198.9	$(4.5)	$397.1
Alternative revenue and other	2.4	3.1	—	5.5
Total revenues	$205.1	$202.0	$(4.5)	$402.6

Timing of revenue recognition:
Services transferred at a point in time	$7.8	$—	$—	$7.8
Services transferred over time	194.9	198.9	(4.5)	389.3
Revenue from contracts with customers	$202.7	$198.9	$(4.5)	$397.1

Six Months Ended June 30, 2025	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$369.3	$668.3	$—	$1,037.6
Transportation	—	99.8	(0.2)	99.6
Wholesale	11.3	—	—	11.3
Market - off-system sales	22.0	0.1	—	22.1
Transmission	22.2	0.3	—	22.5
Other revenues	29.4	21.2	(7.6)	43.0
Revenue from contracts with customers	$454.2	$789.7	$(7.8)	$1,236.1
Alternative revenue and other	2.4	5.7	—	8.1
Total revenues	$456.6	$795.4	$(7.8)	$1,244.2

Timing of revenue recognition:
Services transferred at a point in time	$17.2	$—	$—	$17.2
Services transferred over time	437.0	789.7	(7.8)	1,218.9
Revenue from contracts with customers	$454.2	$789.7	$(7.8)	$1,236.1

Six Months Ended June 30, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$343.0	$590.3	$—	$933.3
Transportation	—	87.6	(0.2)	87.4
Wholesale	15.0	—	—	15.0
Market - off-system sales	12.0	—	—	12.0
Transmission	25.6	0.4	—	26.0
Other revenues	28.5	20.8	(8.7)	40.6
Revenue from contracts with customers	$424.1	$699.1	$(8.9)	$1,114.3
Alternative revenue and other	3.2	11.5	—	14.7
Total revenues	$427.3	$710.6	$(8.9)	$1,129.0

Timing of revenue recognition:
Services transferred at a point in time	$16.5	$—	$—	$16.5
Services transferred over time	407.6	699.1	(8.9)	1,097.8
Revenue from contracts with customers	$424.1	$699.1	$(8.9)	$1,114.3

(5)
Financing

Short-term Debt

Revolving Credit Facility and CP Program

On June 6, 2025, with approval from our lenders, we utilized one of our two available one-year extension options under the amended and restated Revolving Credit Facility, thereby extending its maturity date to May 31, 2030.

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity as of:

	June 30, 2025	December 31, 2024
	(dollars in millions)
Amount outstanding	$123.7	$133.8
Letters of credit (a)	3.5	3.5
Available capacity	622.8	612.7
Weighted average interest rates	4.58%	4.74%

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows:

	Six Months Ended June 30,
	2025	2024
	(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$157.8	$—
Average amount outstanding (based on daily outstanding balances)	80.4	—
Weighted average interest rates	4.60%	N/A

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of June 30, 2025. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of June 30, 2025, our Consolidated Indebtedness to Capitalization Ratio was 0.55 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of June 30, 2025. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of June 30, 2025, Wyoming Electric's debt to capitalization ratio was 0.51 to 1.00.

Equity

ATM

On May 8, 2025, we entered into a First Amendment to our Equity Distribution Sales Agreement (the “First Amendment”). The First Amendment, among other things, provides for the continuation of the ATM, which allows us to sell shares of common stock under the Company's shelf registration statement (Registration No. 333-272739), and resets the size of the ATM to $400 million. The First Amendment aggregate gross sales price limitation of $400 million supersedes and replaces the aggregate gross sales price limitation provided in our Equity Distribution Sales Agreement. Except as modified by the First Amendment, our Equity Distribution Sales Agreement remains in full force and effect.

ATM activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
June 16, 2023 ATM Program	(in millions, except Average price per share amounts)
Proceeds, (net of issuance costs of $0.0, $(0.4), $(0.5), and $(0.7), respectively)	$—	$41.8	$45.7	$73.0
Number of shares issued	—	0.8	0.8	1.4

May 8, 2025 ATM Program
Proceeds, (net of issuance costs of $(0.2), $0.0, $(0.2), and $0.0, respectively)	$19.6	$—	$19.6	$—
Number of shares issued	0.3	—	0.3	—

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(0.2), $(0.4), $(0.7), and $(0.7), respectively)	$19.6	$41.8	$65.3	$73.0
Number of shares issued	0.3	0.8	1.1	1.4
Average price per share	$58.28	$55.02	$59.78	$53.92

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net income available for common stock	$27.5	$22.8	$161.7	$150.6

Weighted average shares - basic	72.4	69.0	72.0	68.6
Dilutive effect of equity compensation	—	—	0.1	0.1
Weighted average shares - diluted	$72.4	$69.0	$72.1	$68.7

Net income available for common stock, per share - Diluted	$0.38	$0.33	$2.24	$2.19

Anti-dilutive shares excluded from the diluted earnings per share computation were not material for the three and six months ended June 30, 2025, and 2024.

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

Through Black Hills Energy Services, our non-regulated natural gas commodity supplier, we buy, sell, and deliver natural gas in Nebraska and Wyoming at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales during time frames ranging from July 2025 through December 2027. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long and (short) positions as of:

	June 30, 2025		December 31, 2024
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	—	N/A	660,000	3
Natural gas options purchased, net	1,160,000	9	2,780,000	3
Natural gas basis swaps purchased	—	N/A	1,080,000	3
Natural gas over-the-counter swaps, net (b)	5,590,000	29	3,480,000	20
Natural gas physical contracts, net (c)	6,077,280	9	20,276,230	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of June 30, 2025, 3,040,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude contracts that qualify for the normal purchases and normal sales exception under GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At June 30, 2025, the Company posted $0.1 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following table presents the fair value and balance sheet classification of our derivative instruments as of:

	Balance Sheet Location	June 30, 2025	December 31, 2024
		(in millions)
Derivatives designated as hedges:
Asset derivative instruments:
Noncurrent commodity derivatives	Other assets, non-current	$0.1	$—
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(0.5)	(0.7)
Total derivatives designated as hedges		$(0.4)	$(0.7)

Derivatives not designated as hedges:
Asset derivative instruments:
Noncurrent commodity derivatives	Other assets, non-current	$0.2	$—
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	(1.2)	(3.5)
Total derivatives not designated as hedges		$(1.0)	$(3.5)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three and six months ended June 30, 2025, and 2024. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended June 30,			Three Months Ended June 30,
	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$0.8	$0.7	Interest expense	$(0.8)	$(0.7)
Commodity derivatives	(0.3)	0.6	Fuel, purchased power, and cost of natural gas sold	(0.1)	(0.6)
Total	$0.5	$1.3		$(0.9)	$(1.3)

	Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$1.4	$1.4	Interest expense	$(1.4)	$(1.4)
Commodity derivatives	0.3	3.0	Fuel, purchased power, and cost of natural gas sold	(0.6)	(3.2)
Total	$1.7	$4.4		$(2.0)	$(4.6)

As of June 30, 2025, $3.0 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three and six months ended June 30, 2025, and 2024. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended June 30,
		2025	2024
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$(0.5)	$0.1
		$(0.5)	$0.1

		Six Months Ended June 30,
		2025	2024
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$0.6	$0.7
		$0.6	$0.7

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments were $1.0 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

	As of June 30, 2025
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$—	$1.3	$—	$(1.0)	$0.3
Total	$—	$1.3	$—	$(1.0)	$0.3

Liabilities:
Commodity derivatives - Gas Utilities	$—	$1.9	$—	$(0.2)	$1.7
Total	$—	$1.9	$—	$(0.2)	$1.7

(a)
As of June 30, 2025, $1.0 million of our commodity derivative assets and $0.2 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets as of:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities (a)	$4,252.4	$4,101.2	$4,250.2	$4,059.1

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax:

		Amount Reclassified from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
	Location on the Consolidated Statements of Income	2025	2024	2025	2024
		(in millions)
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(0.8)	$(0.7)	$(1.4)	$(1.4)
Commodity contracts	Fuel, purchased power, and cost of natural gas sold	(0.1)	(0.6)	(0.6)	(3.2)
		$(0.9)	$(1.3)	$(2.0)	$(4.6)
Income tax	Income tax expense	0.2	0.3	0.5	1.0
Total reclassification adjustments related to cash flow hedges, net of tax		$(0.7)	$(1.0)	$(1.5)	$(3.6)

Amortization of components of defined benefit plans:
Actuarial (loss)	Operations and maintenance	—	—	(0.1)	(0.1)
Total reclassification adjustments related to defined benefit plans, net of tax		$—	$—	$(0.1)	$(0.1)
Total reclassifications		$(0.7)	$(1.0)	$(1.6)	$(3.7)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows:

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2024	$(3.8)	$(0.3)	$(5.3)	$(9.4)
Other comprehensive income (loss) before reclassifications	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI	1.1	0.4	0.1	1.6
As of June 30, 2025	$(2.7)	$(0.1)	$(5.2)	$(8.0)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2023	$(6.1)	$(2.5)	$(6.2)	$(14.8)
Other comprehensive income (loss) before reclassifications	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI	1.1	2.5	0.1	3.7
As of June 30, 2024	$(5.0)	$(0.2)	$(6.1)	$(11.3)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows:

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost	$0.4	$0.6	$1.5	$0.7	$0.4	$0.4
Interest cost	4.0	4.1	0.3	0.3	0.6	0.6
Expected return on plan assets	(4.2)	(4.5)	—	—	(0.1)	(0.1)
Net amortization of prior service costs	—	—	—	—	0.1	0.1
Recognized net actuarial loss	0.5	0.5	—	—	—	—
Net periodic expense	$0.7	$0.7	$1.8	$1.0	$1.0	$1.0

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Six Months Ended June 30,	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost	$0.8	$1.1	$1.6	$1.6	$0.7	$0.8
Interest cost	8.0	8.2	0.7	0.7	1.2	1.2
Expected return on plan assets	(8.5)	(9.0)	—	—	(0.1)	(0.1)
Net amortization of prior service costs	—	—	—	—	0.1	0.1
Recognized net actuarial loss	1.1	1.0	—	—	—	—
Net periodic expense	$1.4	$1.3	$2.3	$2.3	$1.9	$2.0

Plan Contributions

Contributions made in the first six months of 2025 and anticipated contributions for 2025 are as follows:

	Contributions Made	Additional Contributions
	Six Months Ended June 30, 2025	Anticipated for 2025
	(in millions)
Defined Benefit Pension Plan	$1.8	$—
Non-pension Defined Benefit Postretirement Healthcare Plan	2.3	2.3
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	1.4	1.4

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

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed H.R. 1, commonly referred to as the OBBBA, a legislative package designed to permanently extend certain expiring provisions of the TCJA and deliver additional tax relief for individuals and businesses. The OBBBA introduced changes to federal energy policies by rolling back several clean energy provisions and codified restrictions related to prohibited foreign entities, termination and restrictions on clean energy PTCs, and extension and modification of clean fuel production. The OBBBA does not repeal tax credit transferability provisions enacted under the IRA and continues to permit the execution of our transferability agreements as originally agreed upon, but restricts credit transfers to prohibited foreign entities. Additionally, on July 7, 2025, President Trump issued Executive Order 14315, which relates to the implementation of such changes to energy tax credits. Further clarity is expected from the Secretaries of the Treasury and the Interior as it relates to their findings and actions taken under Executive Order 14315 within 45 days. We are currently evaluating the provisions of the OBBBA and Executive Order 14315 on our consolidated financial statements but we do not anticipate impacts to our clean energy generation facilities already in service or the execution of Colorado Electric's Clean Energy Plan.

Income Tax (Expense) and Effective Tax Rates

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

Income tax (expense) for the three months ended June 30, 2025, was $(4.4) million compared to $(3.7) million reported for the same period in 2024. For the three months ended June 30, 2025, the effective tax rate was 13.3%, which was comparable to 13.0% for the same period in 2024.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Income tax (expense) for the six months ended June 30, 2025, was $(22.5) million compared to $(20.6) million reported for the same period in 2024. For the six months ended June 30, 2025, the effective tax rate was 12.0%, which was comparable to 11.7% for the same period in 2024.

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

Segment information was as follows:

	Consolidating Income Statement
Three Months Ended June 30, 2025	Electric Utilities	Gas Utilities	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$217.5	$221.5	$—	$439.0
Inter-segment	2.4	1.5	(3.9)	—
Total revenue	219.9	223.0	(3.9)	439.0

Fuel, purchased power and cost of natural gas sold	55.3	68.9	(0.2)	124.0
Operations and maintenance (a) -
Direct	36.1	38.9	(1.7)	73.3
Allocated	33.1	41.2	—	74.3
Depreciation and amortization	37.5	32.3	—	69.8
Taxes other than income taxes	8.9	6.2	—	15.1
Operating income (loss)	$49.0	$35.5	$(2.0)	$82.5

Interest expense, net				(48.9)
Other income (expense), net				(0.4)
Income tax (expense)				(4.4)
Net income				28.8
Net income attributable to non-controlling interest				(1.3)
Net income available for common stock				$27.5

	Consolidating Income Statement
Three Months Ended June 30, 2024	Electric Utilities	Gas Utilities	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$202.1	$200.5	$—	$402.6
Inter-segment	3.0	1.5	(4.5)	—
Total revenue	205.1	202.0	(4.5)	402.6

Fuel, purchased power and cost of natural gas sold	45.9	61.3	(0.1)	107.1
Operations and maintenance (a) -
Direct	37.4	38.2	(5.7)	69.9
Allocated	30.7	41.1	—	71.8
Depreciation and amortization	35.5	31.1	—	66.6
Taxes other than income taxes	9.3	7.3	—	16.6
Operating income	$46.3	$23.0	$1.3	$70.6

Interest expense, net				(42.6)
Other income (expense), net				0.4
Income tax (expense)				(3.7)
Net income				24.7
Net income attributable to non-controlling interest				(1.9)
Net income available for common stock				$22.8

	Consolidating Income Statement
Six Months Ended June 30, 2025	Electric Utilities	Gas Utilities	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$451.8	$792.4	$—	$1,244.2
Inter-segment	4.8	3.0	(7.8)	—
Total revenue	456.6	795.4	(7.8)	1,244.2

Fuel, purchased power and cost of natural gas sold	122.5	361.4	(0.1)	483.8
Operations and maintenance (a) -
Direct	71.8	83.0	(4.8)	150.0
Allocated	66.2	85.1	—	151.3
Depreciation and amortization	74.6	64.4	—	139.0
Taxes other than income taxes	18.2	14.5	—	32.7
Operating income (loss)	$103.3	$187.0	$(2.9)	$287.4

Interest expense, net				(100.3)
Other income (expense), net				0.6
Income tax (expense)				(22.5)
Net income				165.2
Net income attributable to non-controlling interest				(3.5)
Net income available for common stock				$161.7

	Consolidating Income Statement
Six Months Ended June 30, 2024	Electric Utilities	Gas Utilities	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$421.4	$707.6	$—	$1,129.0
Inter-segment	5.9	3.0	(8.9)	—
Total revenue	427.3	710.6	(8.9)	1,129.0

Fuel, purchased power and cost of natural gas sold	100.8	323.2	(0.3)	423.7
Operations and maintenance (a) -
Direct	64.8	76.3	(8.2)	132.9
Allocated	60.7	81.6	—	142.3
Depreciation and amortization	70.8	61.5	0.2	132.5
Taxes other than income taxes	19.3	14.3	—	33.6
Operating income (loss)	$110.9	$153.7	$(0.6)	$264.0

Interest expense, net				(86.7)
Other income (expense), net				(0.5)
Income tax (expense)				(20.6)
Net income				156.2
Net income attributable to non-controlling interest				(5.6)
Net income available for common stock				$150.6

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

Capital Expenditures (a) for the six months ended June 30,	2025	2024
	(in millions)
Electric Utilities	$211.8	$185.6
Gas Utilities	153.8	190.4
Corporate and Other	4.3	4.8
Total capital expenditures	$369.9	$380.8

(a)
Includes accruals for property, plant, and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets as of:

	June 30, 2025	December 31, 2024
	(in millions)
Billed Accounts Receivable	$180.9	$201.5
Unbilled Revenue	83.6	151.8
Less: Allowance for Credit Losses	(3.7)	(2.1)
Account Receivable, net	$260.8	$351.2

Changes to allowance for credit losses for the six months ended June 30, 2025 and 2024, respectively, were as follows:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at June 30,
	(in millions)
2025	$2.1	$4.4	$1.6	$(4.4)	$3.7
2024	$2.2	$2.7	$1.8	$(3.6)	$3.1

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies, and fuel on the accompanying Consolidated Balance Sheets as of:

	June 30, 2025	December 31, 2024
	(in millions)
Materials and supplies	$113.4	$106.1
Fuel - Electric Utilities	6.7	7.5
Natural gas in storage	25.1	40.3
Total materials, supplies, and fuel	$145.2	$153.9

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of:

	June 30, 2025	December 31, 2024
	(in millions)
Accrued employee compensation, benefits, and withholdings	$73.1	$85.5
Accrued property taxes	43.2	54.7
Customer deposits and prepayments	44.7	55.6
Accrued interest	52.3	56.4
Other (none of which is individually significant)	37.8	50.0
Total accrued liabilities	$251.1	$302.2

(14)
Subsequent Events

Except as described in Notes 2 and 11, there have been no events subsequent to June 30, 2025, which would require recognition in the Consolidated Financial Statements or disclosures.

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

We conduct our business operations through two operating segments: Electric Utilities and Gas Utilities. Certain unallocated corporate expenses that support our operating segments are presented as Corporate and Other. We conduct our utility operations under the name Black Hills Energy predominantly in rural areas of the Rocky Mountains and Midwestern states. We consider ourselves a domestic electric and natural gas utility company.

We have provided energy and served customers for 141 years, since the 1883 gold rush days in Deadwood, South Dakota. Throughout our history, the common thread that unites the past to the present is our commitment to serve our customers and communities. By being responsive and service focused, we can help our customers and communities thrive while meeting rapidly changing customer expectations.

Recent Developments

One Big Beautiful Bill Act

On July 4, 2025, the OBBBA was enacted and on July 7, 2025, President Trump issued Executive Order 14315. See Note 11 of the Condensed Notes to Consolidated Financial Statements for further discussion surrounding the OBBBA and Executive Order 14315.

Trade Tariffs

Trade tariffs were recently enacted and proposed to be enacted through presidential executive orders affecting products exported by several U.S. trading partners. While some tariffs scheduled to take effect were temporarily suspended, broad tariffs remain in effect with the possibility of additional tariffs being imposed. We are currently unable to predict the impact that recently imposed and possible future tariffs may have on our business. Trade tariffs have not had a material impact on our operations or financial performance to date. We are closely monitoring the impacts of trade tariffs and the potential effect they may have on our financial position, results of operations, or cash flows.

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Colorado Electric.

•
On March 6, 2025, the state of Wyoming enacted comprehensive wildfire mitigation legislation (HB0192), effective July 1, 2025. The legislation provides material liability protections for a utility that complies with its commission-approved wildfire mitigation plan. The legislation provides a utility a presumption of meeting an appropriate level of operating care for compliance with an approved wildfire mitigation plan. We plan to file our wildfire mitigation plan with the WPSC in the second half of 2025.

•
In 2024, we published our first formal WMP, which is an overview of our three-layered approach to manage wildfire risks driven by asset-based risk assessments that include asset programs, integrity programs and operational response. On June 30, 2025, we established our Emergency PSPS program across all three of our electric utilities to promote customer safety and mitigate wildfire risk. In establishing the Emergency PSPS program, we engaged with wildfire experts and key stakeholders including customers, community and local agencies, regulators and community leaders.

•
In the first half of 2025, Wyoming Electric set four new all-time peak loads, including an all-time peak of 379 MW on June 20, 2025. Prior to 2025, the previous all-time peak was 314 MW set on January 11, 2024.

•
During the second quarter of 2025, Colorado Electric continued to advance the addition of 350 MW of new renewable generation resources in support of its Clean Energy Plan. In 2024, the CPUC approved the addition of a 100-MW utility-owned solar project, 50-MW utility-owned battery storage project and a 200-MW solar PPA. On June 12, 2025, Colorado Electric filed a CPCN for the battery storage project and expects a CPUC decision by year-end 2025. Negotiations with counterparties for the other two projects are ongoing, which will drive final cost and timing of projects.

•
On March 28, 2025, South Dakota Electric filed a request with the WPSC for the Lange II project, which was approved in June 2025. The new facility is scheduled to begin construction in the third quarter of 2025 and to be in service by the second half of 2026.

•
During the second quarter of 2025, Wyoming Electric continued construction of its approximately 260-mile, $350 million Ready Wyoming electric transmission expansion project. The project is on track to be completed and in service by year end 2025.

Gas Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Iowa Gas, Kansas Gas and Nebraska Gas.

Corporate and Other

•
See Note 5 of the Condensed Notes to Consolidated Financial Statements for our corporate Revolving Credit Facility and ATM program activity.

•
During the second quarter of 2025, we published our 2024 Corporate Sustainability, highlighting our environmental, social and governance impacts and our progress on major projects and climate goals.

•
On January 17, 2025, Fitch affirmed BHC's long-term issuer rating at BBB+ with a negative outlook. Following the affirmation, the parties jointly withdrew the rating. See Liquidity and Capital Resources section below for additional information on our credit ratings.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and six months ended June 30, 2025, and 2024, and our financial condition as of June 30, 2025, and December 31, 2024, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024 Variance	2025	2024	2025 vs 2024 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$49.0	$46.3	$2.7	$103.3	$110.9	$(7.6)
Gas Utilities	35.5	23.0	12.5	187.0	153.7	33.3
Corporate and Other (a)	(2.0)	1.3	(3.3)	(2.9)	(0.6)	(2.3)
Operating income	82.5	70.6	11.9	287.4	264.0	23.4

Interest expense, net	(48.9)	(42.6)	(6.3)	(100.3)	(86.7)	(13.6)
Other income (expense), net	(0.4)	0.4	(0.8)	0.6	(0.5)	1.1
Income tax (expense)	(4.4)	(3.7)	(0.7)	(22.5)	(20.6)	(1.9)
Net income	28.8	24.7	4.1	165.2	156.2	9.0
Net income attributable to non-controlling interest	(1.3)	(1.9)	0.6	(3.5)	(5.6)	2.1
Net income available for common stock	$27.5	$22.8	$4.7	$161.7	$150.6	$11.1

Weighted average common shares outstanding, Diluted	72.4	69.0	3.4	72.1	68.7	3.4
Total earnings per share of common stock, Diluted	$0.38	$0.33	$0.05	$2.24	$2.19	$0.05

(a)
Includes inter-segment eliminations.

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

The variance to the prior year included the following:

•
Electric Utilities' operating income increased $2.7 million primarily due to new rates and rider recovery partially offset by higher operating expenses;

•
Gas Utilities' operating income increased $12.5 million primarily due to new rates and rider recovery driven by the Arkansas Gas and Iowa Gas rate reviews and favorable weather;

•
Corporate and Other operating loss increased $3.3 million primarily due to a prior year gain on the sale of a Corporate asset and higher unallocated outside services expenses; and

•
Interest expense increased $6.3 million primarily due to higher CP Program borrowings and lower interest income on lower cash and cash equivalents balances.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024:

The variance to the prior year included the following:

•
Electric Utilities’ operating income decreased $7.6 million primarily due to higher operating expenses and current year unplanned generation outages partially offset by new rates and rider recovery;

•
Gas Utilities’ operating income increased $33.3 million primarily due to new rates and rider recovery driven by the Arkansas Gas, Iowa Gas and Colorado Gas rate reviews and favorable weather partially offset by higher operating expenses;

•
Corporate and Other operating loss increased $2.3 million primarily due to a prior year gain on the sale of a Corporate asset and higher unallocated outside services expenses;

•
Interest expense increased $13.6 million primarily due to higher CP Program borrowings and lower interest income on lower cash and cash equivalents balances; and

•
Net income attributable to non-controlling interest decreased $2.1 million due to lower net income from Black Hills Colorado IPP primarily driven by current year unplanned generation outages.

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

Our Electric and Gas Utility margin measure may not be comparable to other companies’ Electric and Gas Utility margin measures. The following table includes a reconciliation of Electric and Gas Utility margin to Gross margin, the most directly comparable GAAP measure:

	Electric Utilities				Gas Utilities
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in millions)
Revenue	$219.9	$205.1	$456.6	$427.3	$223.0	$202.0	$795.4	$710.6
Fuel, purchased power and cost of natural gas sold	(55.3)	(45.9)	(122.5)	(100.8)	(68.9)	(61.3)	(361.4)	(323.2)
Operations and maintenance (a)	(43.8)	(42.5)	(85.7)	(78.5)	(40.7)	(42.3)	(86.9)	(85.1)
Depreciation and amortization	(37.5)	(35.5)	(74.6)	(70.8)	(32.3)	(31.1)	(64.4)	(61.5)
Taxes other than income taxes	(8.9)	(9.3)	(18.2)	(19.3)	(6.2)	(7.3)	(14.5)	(14.3)
Gross margin (GAAP)	$74.4	$71.9	$155.6	$157.9	$74.9	$60.0	$268.2	$226.5
Operations and maintenance (a)	43.8	42.5	85.7	78.5	40.7	42.3	86.9	85.1
Depreciation and amortization	37.5	35.5	74.6	70.8	32.3	31.1	64.4	61.5
Taxes other than income taxes	8.9	9.3	18.2	19.3	6.2	7.3	14.5	14.3
Electric and Gas Utility margin (non-GAAP)	$164.6	$159.2	$334.1	$326.5	$154.1	$140.7	$434.0	$387.4

(a)
Operations and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operations and maintenance expenses at our electric generation facilities, operations and maintenance expenses at our WRDC coal mine, and electric and gas transmission and distribution expenses. These amounts are included in the table above to calculate gross margin in accordance with GAAP. These amounts excluded operations and maintenance expenses not directly attributable to revenue-producing activities of $25.4 million, $25.6 million, 52.3 million, and $47.0 million for the three and six months ended June 30, 2025 and 2024, respectively, for the Electric Utilities and $39.4, $37.0, $81.2 million, and $72.8 million for the three and six months ended June 30, 2025 and 2024, respectively, for the Gas Utilities.

Electric Utilities

Operating results for the Electric Utilities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024 Variance	2025	2024	2025 vs 2024 Variance
	(in millions)
Revenue	$219.9	$205.1	$14.8	$456.6	$427.3	$29.3
Fuel and purchased power	55.3	45.9	9.4	122.5	100.8	21.7
Electric Utility margin (non-GAAP) (a)	164.6	159.2	5.4	334.1	326.5	7.6

Operations and maintenance	69.2	68.1	1.1	138.0	125.5	12.5
Depreciation and amortization	37.5	35.5	2.0	74.6	70.8	3.8
Taxes other than income taxes	8.9	9.3	(0.4)	18.2	19.3	(1.1)
	115.6	112.9	2.7	230.8	215.6	15.2

Operating income	$49.0	$46.3	$2.7	$103.3	$110.9	$(7.6)

(a)
See Non-GAAP Financial Measures section above for reconciliation to Gross margin, the most directly comparable GAAP measure.

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$5.0
Weather	(0.8)
Other	1.2
$5.4

Operations and maintenance expense was comparable to the same period in the prior year.

Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.

Taxes other than income taxes was comparable to the same period in the prior year.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024:

Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$6.8
Retail customer growth and usage	3.0
Weather	0.4
Off-system excess energy sales	(0.8)
Other	(1.8)
$7.6

Operations and maintenance expense increased primarily due to $5.3 million of expenses related to unplanned generation outages, $4.1 million of higher outside services expenses and $2.3 million of higher insurance expense.

Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.

Taxes other than income taxes was comparable to the same period in the prior year.

Operating Statistics

	Revenue				Quantities Sold
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
By Customer Class	2025	2024	2025	2024	2025	2024	2025	2024
	(in millions)				(in GWh)
Retail Revenue -
Residential	$54.1	$50.8	$120.5	$113.3	321.0	323.5	727.4	712.3
Commercial	66.9	63.3	135.7	129.2	499.7	506.9	1,016.9	1,018.7
Industrial (a)	49.3	41.7	97.5	85.2	663.9	558.3	1,273.7	1,111.9
Municipal	4.3	4.1	8.8	8.4	34.1	36.1	68.7	70.3
Other Retail	3.5	3.5	6.9	7.0	—	—	—	—
Subtotal Retail Revenue - Electric	178.1	163.4	369.4	343.1	1,518.7	1,424.8	3,086.7	2,913.2
Wholesale	4.2	6.5	11.3	15.0	108.4	158.7	256.2	334.7
Market - off-system sales	10.7	5.5	22.0	12.1	220.0	164.2	393.6	279.8
Transmission	10.1	12.9	22.2	25.5	—	—	—	—
Other (b)	16.8	16.8	31.7	31.6	—	—	—	—
Total Revenue and Quantities Sold	$219.9	$205.1	$456.6	$427.3	$1,847.1	$1,747.7	3,736.5	3,527.7
Other Uses, Losses, or Generation, net (c)					125.4	25.1	219.5	126.9
Total Energy					1,972.5	1,772.8	3,956.0	3,654.6

(a)
The increase in industrial revenues and quantities sold for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily driven by Wyoming Electric LPCS Tariff and BCIS Tariff customers.
(b)
Includes Integrated Generation, inter-segment rent, and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue				Quantities Sold
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
By Business Unit	2025	2024	2025	2024	2025	2024	2025	2024
	(in millions)				(in GWh)
Colorado Electric	$66.3	$64.1	$138.7	$133.8	524.1	585.7	1,056.4	1,141.4
South Dakota Electric	78.0	75.9	164.9	156.5	638.9	591.4	1,320.9	1,212.5
Wyoming Electric	64.8	55.6	131.4	116.4	665.2	549.5	1,311.0	1,124.7
Integrated Generation	10.8	9.5	21.6	20.6	18.9	21.1	48.2	49.1
Total Revenue and Quantities Sold	$219.9	$205.1	$456.6	$427.3	1,847.1	1,747.7	3,736.5	3,527.7

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased by Fuel Type	2025	2024	2025	2024
	(in GWh)
Generated:
Coal (a)	457.4	478.1	1,057.3	1,158.8
Natural Gas and Oil (b)	585.3	451.5	1,097.4	974.9
Wind	135.4	161.7	310.8	335.7
Total Generated	1,178.1	1,091.3	2,465.5	2,469.4
Purchased:
Coal, Natural Gas, Oil, and Other Market Purchases	470.8	350.6	846.5	639.5
Wind and Solar	323.6	330.9	644.0	545.7
Total Purchased (c)	794.4	681.5	1,490.5	1,185.2

Total Generated and Purchased	1,972.5	1,772.8	3,956.0	3,654.6

(a)
The decrease in coal generation for the three and six months ended June 30, 2025, compared to the same period in 2024 is primarily due to unplanned outages at Wygen III.
(b)
The increase in natural gas and oil generation for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to the timing and extent of unplanned outages at Pueblo Airport Generation #4-5.
(c)
The increase in total purchases for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily driven by increased demand from Wyoming Electric LPCS Tariff and BCIS Tariff customers and unplanned outages at Wygen III as discussed in (a) above.

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased	2025	2024	2025	2024
	(in GWh)
Generated:
Colorado Electric	183.1	223.0	367.4	384.6
South Dakota Electric (a)	444.9	419.8	923.8	954.4
Wyoming Electric	220.1	187.8	439.4	403.0
Integrated Generation	330.0	260.7	734.9	727.4
Total Generated	1,178.1	1,091.3	2,465.5	2,469.4
Purchased:
Colorado Electric	106.5	172.7	196.7	262.9
South Dakota Electric (a)	232.6	163.0	443.9	263.6
Wyoming Electric (b)	439.7	329.8	815.8	625.5
Integrated Generation	15.6	16.0	34.1	33.2
Total Purchased	794.4	681.5	1,490.5	1,185.2

Total Generated and Purchased	1,972.5	1,772.8	3,956.0	3,654.6

(a)
The shift in South Dakota Electric's generated and purchased GWh for the six months ended June 30, 2025, compared to the same period in 2024 is primarily driven by unplanned outages at Wygen III.
(b)
As discussed in footnote (c) in the Quantities Generated and Purchased by Fuel Type table above, the increase in Wyoming Electric's purchases is primarily driven by increased demand from LPCS Tariff and BCIS Tariff customers.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	623	5%	524	(12)%	3,356	8%	3,031	(7)%
South Dakota Electric	908	(12)%	898	(15)%	4,346	1%	4,032	(10)%
Wyoming Electric	1,085	(5)%	1,040	(10)%	4,225	2%	4,026	(7)%
Combined (a)	815	(5)%	757	(13)%	3,875	4%	3,577	(8)%

Cooling Degree Days:
Colorado Electric	235	(16)%	343	25%	235	(16)%	343	25%
South Dakota Electric	162	41%	114	8%	162	41%	114	8%
Wyoming Electric	60	(24)%	118	75%	60	(24)%	118	75%
Combined (a)	174	(4)%	219	25%	174	(4)%	219	25%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	Three Months Ended June 30,		Six Months Ended June 30,
Contracted generating facilities Availability(a) by fuel type	2025	2024	2025	2024
Coal	79.4%	75.5%	82.7%	85.6%
Natural gas and diesel oil	93.2%	91.6%	92.4%	94.1%
Wind	78.6%	92.1%	82.4%	91.2%
Total Availability (b)	87.2%	87.1%	88.1%	91.3%

Wind Capacity Factor (a)	31.1%	36.9%	35.5%	38.4%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)
2025 included unplanned outages at Wygen III, Pueblo Airport Generation #4-5 and Busch Ranch I and II. 2024 included unplanned outages at Wygen I and Pueblo Airport Generation #4-5.

Gas Utilities

Operating results for the Gas Utilities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024 Variance	2025	2024	2025 vs 2024 Variance
	(in millions)
Revenue	$223.0	$202.0	$21.0	$795.4	$710.6	$84.8
Cost of natural gas sold	68.9	61.3	7.6	361.4	323.2	38.2
Gas Utility margin (non-GAAP) (a)	154.1	140.7	13.4	434.0	387.4	46.6

Operations and maintenance	80.1	79.3	0.8	168.1	157.9	10.2
Depreciation and amortization	32.3	31.1	1.2	64.4	61.5	2.9
Taxes other than income taxes	6.2	7.3	(1.1)	14.5	14.3	0.2
	118.6	117.7	0.9	247.0	233.7	13.3

Operating income	$35.5	$23.0	$12.5	$187.0	$153.7	$33.3

(a)
See Non-GAAP Financial Measures section above for reconciliation to Gross margin, the most directly comparable GAAP measure.

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$9.9
Weather	3.3
Mark-to-market on non-utility natural gas commodity contracts	(0.6)
Other	0.8
$13.4

Operations and maintenance expense was comparable to the same period in the prior year.

Depreciation and amortization was comparable to the same period in the prior year.

Taxes other than income taxes was comparable to the same period in the prior year.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024:

Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$36.7
Weather	12.0
Other	(2.1)
$46.6

Operations and maintenance expense increased primarily due to $4.4 million of higher employee related expenses, $3.6 million of higher insurance expense, and $1.5 million of higher bad debt expense driven by increased revenues and lower prior year write-offs.

Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.

Taxes other than income taxes was comparable to the same period in the prior year.

Operating Statistics

	Revenue				Quantities Sold and Transported
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
By Customer Class	2025	2024	2025	2024	2025	2024	2025	2024
	(in millions)				(Dth in millions)
Retail Revenue -
Residential	$113.3	$102.6	$457.4	$400.4	7.2	6.9	37.9	34.7
Commercial	42.0	38.2	176.3	156.7	4.0	3.9	18.0	16.9
Industrial	6.4	5.8	13.0	10.9	1.4	1.8	2.4	2.7
Other Retail (a)	6.9	6.4	21.6	22.4	—	—	—	—
Subtotal Retail Revenue - Gas	168.6	153.0	668.3	590.4	12.6	12.6	58.3	54.3
Transportation	42.1	36.0	99.8	87.6	36.2	34.5	86.7	81.2
Other (b)	12.3	13.0	27.3	32.6	—	—	—	—
Total Revenue and Quantities Sold	$223.0	$202.0	$795.4	$710.6	48.8	47.1	145.0	135.5

(a)
Includes Black Hills Energy Services revenue under the Choice Gas Program.
(b)
Includes inter-segment rent and non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.

	Revenue				Quantities Sold and Transported
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
By Business Unit	2025	2024	2025	2024	2025	2024	2025	2024
	(in millions)				(Dth in millions)
Arkansas Gas	$40.7	$31.2	$165.5	$141.8	5.3	5.0	18.5	17.0
Colorado Gas	39.0	42.3	154.8	160.0	5.2	5.1	18.4	18.0
Iowa Gas	30.1	27.6	116.9	89.4	6.9	7.1	22.1	20.6
Kansas Gas	25.1	20.9	91.2	71.2	7.6	7.9	19.3	17.6
Nebraska Gas	57.9	50.4	188.1	164.7	16.4	14.5	46.1	41.6
Wyoming Gas	30.2	29.6	78.9	83.5	7.4	7.5	20.6	20.7
Total Revenue and Quantities Sold	$223.0	$202.0	$795.4	$710.6	48.8	47.1	145.0	135.5

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	193	(33)%	144	(54)%	2,150	(2)%	1,916	(17)%
Colorado Gas	822	(5)%	790	(9)%	3,659	---	3,533	(5)%
Iowa Gas	640	(5)%	507	(27)%	3,928	(1)%	3,405	(18)%
Kansas Gas (a)	367	(9)%	266	(37)%	2,983	7%	2,557	(11)%
Nebraska Gas	553	(9)%	457	(26)%	3,592	---	3,259	(12)%
Wyoming Gas	1,110	(7)%	1,096	(9)%	4,433	1%	4,252	(5)%
Combined (b)	658	(8)%	587	(20)%	3,740	---	3,452	(10)%

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

Corporate and Other

Corporate and Other operating results, including inter-segment eliminations, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024 Variance	2025	2024	2025 vs 2024 Variance
	(in millions)
Operating income (loss)	$(2.0)	$1.3	$(3.3)	$(2.9)	$(0.6)	$(2.3)

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

Operating loss increased primarily due to a prior year gain on the sale of a Corporate asset and higher unallocated outside services expenses.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024:

Operating loss increased primarily due to a prior year gain on the sale of a Corporate asset and higher unallocated outside services expenses.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs 2024 Variance	2025	2024	2025 vs 2024 Variance
	(in millions)
Interest expense, net	$(48.9)	$(42.6)	$(6.3)	$(100.3)	$(86.7)	$(13.6)
Other income (expense), net	(0.4)	0.4	(0.8)	0.6	(0.5)	1.1
Income tax (expense)	(4.4)	(3.7)	(0.7)	(22.5)	(20.6)	(1.9)

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024:

Interest expense, net increased primarily due to higher interest rates on long-term debt, higher CP Program borrowings and lower interest income on lower cash and cash equivalents balances.

Other income (expense), net was comparable to the same period in the prior year.

Income tax (expense) was comparable to the same period in the prior year. For the three months ended June 30, 2025, the effective tax rate was 13.3%, which was comparable to 13.0% for the same period in 2024.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024:

Interest expense, net increased primarily due to higher interest rates on long-term debt, higher CP Program borrowings and lower interest income on lower cash and cash equivalents balances.

Other income (expense), net was comparable to the same period in the prior year.

Income tax (expense) was comparable to the same period in the prior year. For the six months ended June 30, 2025, the effective tax rate was 12.0%, which was comparable to 11.7% for the same period in 2024.

Liquidity and Capital Resources

The following table provides an informational summary of our liquidity and capital structure as of:

	June 30, 2025	December 31, 2024
	(dollars in millions)
Cash and cash equivalents	$8.1	$16.1
Available capacity under Revolving Credit Facility and CP Program (a)	622.8	612.7
Available liquidity	$630.9	$628.8

Capital structure
Short-term debt (b)	$423.7	$133.8
Long-term debt	3,952.4	4,250.2
Total debt	4,376.1	4,384.0
Total stockholders' equity (excludes non-controlling interest)	3,636.1	3,501.5
Total capitalization	$8,012.2	$7,885.5

Debt to capitalization	54.6%	55.6%
Long-term debt to total debt	90.3%	96.9%

(a)
Available capacity under Revolving Credit Facility and CP Program represents $750 million of total borrowing capacity less outstanding borrowings and letters of credit. See Note 5 of the Notes to Consolidated Financial Statements for more information.
(b)
Short-term debt includes our $300 million, 3.95% senior unsecured notes due January 2026.

Future Financing Plans

We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, and the issuance of common stock under our ATM or in a secondary offering. We plan to re-finance our $300 million, 3.95%, senior unsecured notes due January 2026, at or before maturity date.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the six months ended June 30, 2025:

Operating Activities:

	Six Months Ended June 30,
	2025	2024	2025 vs 2024 Variance
	(in millions)
Net income	$165.2	$156.2	$9.0
Non-cash adjustments to Net income	195.0	181.6	13.4
Total earnings	$360.2	$337.8	$22.4
Changes in certain operating assets and liabilities:
Materials, supplies and fuel, Accounts receivable and other current assets	93.2	146.1	(52.9)
Accounts payable and other current liabilities	(93.3)	(77.4)	(15.9)
Regulatory assets	57.9	69.8	(11.9)
Net inflow (outflow) from changes in certain operating assets and liabilities	$57.8	$138.5	$(80.7)
Other operating activities	(1.6)	(12.3)	10.7
Net cash provided by operating activities	$416.4	$464.0	$(47.6)

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Net cash provided by operating activities was $47.6 million lower than the same period in 2024. The variance to the prior year was primarily attributable to:

•
Total earnings (net income plus non-cash adjustments) were $22.4 million higher for the six months ended June 30, 2025, compared to the same period in the prior year primarily as a result of increased Electric and Gas Utility margins due to new rates and rider recovery partially offset by higher operating expenses and higher financing costs.

•
Net inflows from changes in certain operating assets and liabilities were $80.7 million lower, primarily attributable to:

o
Cash inflows decreased by approximately $52.9 million as a result of changes in accounts receivable and other current assets primarily driven by fluctuations in commodity prices;

o
Cash outflows increased by approximately $15.9 million as a result of increases in accounts payable and other current liabilities primarily driven by fluctuations in commodity prices, remediation costs for our manufactured gas plant site in Iowa and changes in other working capital requirements; and

o
Cash inflows decreased by approximately $11.9 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of our Winter Storm Uri regulatory asset as recovery is now complete in several of our jurisdictions.

•
Cash outflows decreased $10.7 million from other operating activities primarily due to lower costs from cloud computing arrangements.

Investing Activities:

	Six Months Ended June 30,
	2025	2024	2025 vs 2024 Variance
	(in millions)
Capital expenditures	$(371.8)	$(342.4)	$(29.4)
Other investing activities	(4.4)	1.7	(6.1)
Net cash (used in) investing activities	$(376.2)	$(340.7)	$(35.5)

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Net cash used in investing activities was $35.5 million higher than the same period in 2024. The variance to the prior year was primarily attributable to:

•
Cash outflows from capital expenditures (which are net of contributions in aid of construction) increased $29.4 million primarily as a result of the Ready Wyoming and Lange II projects and prior year receipts related to contributions in aid of construction for data center projects in Wyoming; and
•
Cash outflows increased by $6.1 million for other investing activities primarily due to higher AFUDC debt driven by higher construction work-in-progress balances and prior year proceeds from the sale of a Corporate asset.

Financing Activities:

	Six Months Ended June 30,
	2025	2024	2025 vs 2024 Variance
	(in millions)
Dividends paid on common stock	$(97.6)	$(89.3)	$(8.3)
Common stock issued	65.0	73.0	(8.0)
Short-term and long-term debt borrowings (repayments), net	(10.1)	450.0	(460.1)
Distributions to non-controlling interests	(3.8)	(10.0)	6.2
Other financing activities	(1.3)	(8.3)	7.0
Net cash provided by (used in) financing activities	$(47.8)	$415.4	$(463.2)

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Net cash used in financing activities was $463.2 million higher than the same period in 2024. The variance to the prior year was primarily attributable to:

•
Dividends paid on common stock increased $8.3 million due to the increased dividend rate per share and increased number of common shares outstanding;

•
Cash inflows decreased $8.0 million due to lower issuances of common stock;

•
Net cash outflows increased $460.1 million as a result of net repayment activity under our Revolving Credit Facility and CP Program and prior year proceeds from the May 16, 2024, debt offering;

•
Distributions to non-controlling interests decreased $6.2 million due to lower net income from Black Hills Colorado IPP primarily driven by unplanned generation outages; and

•
Cash outflows decreased $7.0 million from other financing activities primarily due to prior year financing costs from the May 2024 debt offering.

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

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual (a)	Forecasted (b)
Capital Expenditures by Segment (minor differences may result due to rounding)	Six Months Ended June 30, 2025	2025 (c)	2026	2027	2028	2029
	(in millions)
Electric Utilities	$212	$550	$432	$383	$615	$435
Gas Utilities	154	431	386	412	447	447
Corporate and Other	4	21	41	27	27	27
	$370	$1,002	$859	$822	$1,089	$909

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.
(b)
Projects are being evaluated by our segments for timing, cost, and other factors.
(c)
Includes actual capital expenditures for the six months ended June 30, 2025.

Common Stock Dividends

Dividends paid on our common stock totaled $97.6 million for the six months ended June 30, 2025, or $0.676 per share. On July 22, 2025, our board of directors declared a quarterly dividend of $0.676 per share payable September 2, 2025, equivalent to an annual dividend of $2.704 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility, and our future business prospects.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2024 Annual Report on Form 10-K. There were no material changes made as of June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at June 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely, to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 of the Condensed Notes to Consolidated Financial Statements and Note 3 in Item 8 of our 2024 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2024 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	1	$60.83	—	—
May 1, 2025 - May 31, 2025	745	61.50	—	—
June 1, 2025 - June 30, 2025	1	58.44	—	—
Total	747	$61.49	—	—

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

ITEM 6. EXHIBITS

Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number	Description
10.1

First Amendment to Equity Distribution Sales Agreement dated May 8, 2025 among Black Hills Corporation and the Agents, Forward Purchasers and Forward Sellers named therein (Filed as Exhibit 1.1 to the Registrant's Form 8-K filed on May 8, 2025).

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

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	July 31, 2025