Form 10-K
period 2025-12-31
BLACK HILLS CORP /SD/
filed 2026-02-11
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was $4,057,141,834

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at January 31, 2026
Common stock, $1.00 par value	75,474,846	shares

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement being prepared for the solicitation of proxies in connection with the 2026 Annual Meeting of Stockholders to be held on April 29, 2026, are incorporated by reference in Part III of this Form 10-K.

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

Busch Ranch II	The 59.4 MW wind farm near Pueblo, Colorado owned by Black Hills Electric Generation to provide wind energy to Colorado Electric through a PPA expiring in November 2044.
Captive	A protected separate cell captive insurance company sponsored by EIS.
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

EIS

Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of BHC. EIS is owned by Energy Insurance Mutual Limited Company and allows participating member sponsoring organizations, such as BHC, to insure risks using captive entities.

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

EPA	United States Environmental Protection Agency
EV	Electric Vehicle
EWG	Exempt Wholesale Generator
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission

FERC	United States Department of Energy's Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
Gas Price Risk Management Rider	Gas Price Risk Management Rider is a Colorado Gas mechanism that is similar to GCA but designed to also provide a price floor and price ceiling.
GCA	Gas Cost Adjustment is a mechanism that allows us to pass the prudently-incurred cost of gas and certain services through to customers.
GHG	Greenhouse gases
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

HomeServe	Products offered to our natural gas residential customers interested in purchasing additional home repair service plans.
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IBNR	Incurred but not reported
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

Lange II

A dual fuel (natural gas and diesel oil) electric generation project in Rapid City, South Dakota with an estimated total capacity of 99 MW. This facility will be owned and operated by South Dakota Electric and will be located adjacent to the Lange CT generation facility. This project is expected to be in service by the second half of 2026. The addition of these resources will replace generation facilities planned for retirement and support updated planning reserve margin requirements.

Large Power Contract Service (LPCS) Tariff

Wyoming Electric offers service under the LPCS tariff approved by the Wyoming Public Service Commission. The LPCS Tariff provides a cost-based rate structure for customers with very large electric loads, typically data centers or other high-demand facilities.This Tariff is designed to ensure that service to LPCS customers is fully self-supporting and does not shift costs to other customer classes.

Mcf	Thousand cubic feet
Mcfd	Thousand cubic feet per day
MDU	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
Merger	Merger Sub merging with and into NorthWestern
Merger Agreement	The Agreement and Plan of Merger, dated as of August 18, 2025, by and among BHC, Merger Sub, and NorthWestern
Merger Sub	River Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of BHC
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Montana Public Service Commission
MSHA	United States Department of Labor’s Mine Safety and Health Administration
MW	Megawatt
MWh	Megawatt-hour
N/A	Not Applicable
NAV	Net Asset Value
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
Neil Simpson II	A mine-mouth, coal-fired power plant owned and operated by South Dakota Electric with a total capacity of 90 MW located at our Gillette Energy Complex.
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
NOL	Net Operating Loss
NorthWestern	NorthWestern Energy Group, Inc., a Delaware corporation
NPSC	Nebraska Public Service Commission
NYSE	New York Stock Exchange
OBBBA

One Big Beautiful Bill Act enacted on July 4, 2025, which is a legislative package designed to permanently extend certain expiring provisions of the TCJA and deliver additional tax relief for individuals and businesses. The OBBBA introduced changes to federal energy policies by rolling back several clean energy provisions and codified restrictions related to prohibited foreign entities, termination, and restrictions on clean energy PTCs, extension and modification of clean fuel production The OBBBA does not repeal tax credit transferability provisions enacted under the IRA, but restricts credit transfers to prohibited foreign entities.

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
Ready Wyoming

A 260-mile, multi-phase transmission expansion project in Wyoming which was fully completed and placed in service in 2025. The project provides customers long-term price stability and greater flexibility as power markets develop in the western United States. This project is also expected to enable economic growth in Wyoming, expand access to renewable resources and facilitate additional renewable development across wind- and sun-rich resource areas.

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

WEBSITE ACCESS TO REPORTS

The reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge at our website www.blackhillscorp.com as soon as reasonably practicable after they are filed. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information we file electronically with the SEC which can be accessed at http://www.sec.gov. In addition, the charters of our Audit, Governance, and Compensation Committees are located on our website along with our Code of Business Conduct, Code of Ethics for our Chief Executive Officer and Senior Finance Officer, Corporate Governance Guidelines of the Board of Directors and Policy for Director Independence. The information contained on our website is not part of this document.

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

PART I

ITEM 1. BUSINESS

History and Organization

Black Hills Corporation, a South Dakota corporation (together with its subsidiaries, referred to herein as the “Company,” "BHC," “we,” “us”, or “our”), is a customer-focused, growth-oriented utility company headquartered in Rapid City, South Dakota (incorporated in South Dakota in 1941).

We operate our business in the United States, reporting our operating results through our Electric Utilities and Gas Utilities segments. Certain unallocated corporate expenses that support our operating segments are presented as Corporate and Other.

Our Electric Utilities segment generates, transmits and distributes electricity to approximately 227,000 electric utility customers in Colorado, Montana, South Dakota, and Wyoming. Our Electric Utilities own 1,386 MW of generation and 9,478 miles of electric transmission and distribution lines.

Our Gas Utilities segment serves approximately 1,138,000 natural gas utility customers in Arkansas, Colorado, Iowa, Kansas, Nebraska, and Wyoming. Our Gas Utilities own and operate 4,581 miles of intrastate gas transmission pipelines and 44,840 miles of gas distribution mains and service lines, seven natural gas storage sites, more than 50,000 horsepower of compression, and 494 miles of gathering lines.

Proposed Merger with NorthWestern

BHC and NorthWestern entered into an all-stock business combination on August 18, 2025. The transaction is intended to be tax-free and expected to close in the second half of 2026, subject to the satisfaction or waiver of certain closing conditions, including approvals from the FERC, MPSC, NPSC and SDPUC, clearance under the HSR Act, consent of the FCC, and approval from each company's shareholders. The combined company will serve approximately 0.7 million electric utility customers and 1.5 million gas utility customers across eight states. See additional information in Item 1A - Risk Factors and Note 17 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

	As of December 31,
Retail Customers by Customer Class	2025	2024	2023
Residential	194,735	192,716	190,776
Commercial	31,240	31,210	30,491
Industrial	86	83	84
Municipal	1,039	1,079	989
Total Electric Retail Customers at End of Year	227,100	225,088	222,340

	As of December 31,
Retail Customers by Business Unit	2025	2024	2023
Colorado Electric	102,152	101,455	100,907
South Dakota Electric	78,976	77,941	76,479
Wyoming Electric	45,972	45,692	44,954
Total Electric Retail Customers at End of Year	227,100	225,088	222,340

Capacity and Demand. System Peak Demand for the Electric Utilities’ retail customers for each of the last three years are listed below:

	System Peak Demand (in MWs)
	2025		2024		2023
	Summer	Winter	Summer	Winter	Summer	Winter
Colorado Electric	396	299	394	311	411	297
South Dakota Electric	379	343	388	346	378	289
Wyoming Electric (a)	379	375	309	314	312	301

____________________

(a)
See Recent Developments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in this Annual Report on Form 10-K for discussion on recent Wyoming Electric peaks.

As of December 31, 2025, our Electric Utilities’ ownership interests in electric generating plants were as follows:

Unit	Fuel Type	Location	Ownership Interest % (c)	Owned Nameplate Capacity (MWs)	In Service Date
Colorado Electric:
Busch Ranch I	Wind	Pueblo, Colorado	50%	14.5	2012
Peak View (a) (b)	Wind	Pueblo, Colorado	100%	60.8	2016
Pueblo Airport Generation #1-2	Natural Gas	Pueblo, Colorado	100%	200.0	2011
Pueblo Airport Generation CT #6	Natural Gas	Pueblo, Colorado	100%	40.0	2016
AIP Diesel	Diesel Oil	Pueblo, Colorado	100%	10.0	2001
Diesel #1-5	Diesel Oil	Rocky Ford, Colorado	100%	10.0	1964
South Dakota Electric:
Cheyenne Prairie	Natural Gas	Cheyenne, Wyoming	58%	58.0	2014
Corriedale (b)	Wind	Cheyenne, Wyoming	62%	32.5	2020
Wygen III	Coal	Gillette, Wyoming	52%	60.3	2010
Neil Simpson II	Coal	Gillette, Wyoming	100%	90.0	1995
Wyodak Plant	Coal	Gillette, Wyoming	20%	80.5	1978
Neil Simpson CT	Natural Gas	Gillette, Wyoming	100%	40.0	2000
Lange CT	Natural Gas	Rapid City, South Dakota	100%	40.0	2002
Ben French Diesel #1-5	Diesel Oil	Rapid City, South Dakota	100%	10.0	1965
Ben French CTs #1-4	Natural Gas/Diesel Oil	Rapid City, South Dakota	100%	100.0	1977-1979
Wyoming Electric:
Cheyenne Prairie	Natural Gas	Cheyenne, Wyoming	42%	42.0	2014
Cheyenne Prairie CT	Natural Gas	Cheyenne, Wyoming	100%	40.0	2014
Corriedale (b)	Wind	Cheyenne, Wyoming	38%	20.0	2020
Wygen II	Coal	Gillette, Wyoming	100%	95.0	2008
Integrated Generation:
Wygen I	Coal	Gillette, Wyoming	76.5%	68.9	2003
Pueblo Airport Generation #4-5	Natural Gas	Pueblo, Colorado	50.1% (d)	200.0	2012
Busch Ranch I	Wind	Pueblo, Colorado	50%	14.5	2012
Busch Ranch II (b)	Wind	Pueblo, Colorado	100%	59.4	2019
Total MW Capacity				1,386.4

____________________

(a)
The PTCs for Peak View flow back to customers through the RESA and ECA mechanisms as a reduction to Colorado Electric’s margins.
(b)
This facility qualifies for PTCs at $30/MWh under IRC 45 during the 10-year period beginning on the date the facility was originally placed in service.
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
(d)
Non-controlling interest is discussed in Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our Electric Utilities’ power supply by resource as a percent of the total power supply for our energy needs for the years ended December 31 was as follows:

Power Supply	2025	2024	2023
Coal	25.5%	32.5%	35.0%
Natural Gas	29.3%	29.4%	26.4%
Wind	7.4%	8.6%	8.9%
Total Generated (a)	62.2%	70.5%	70.3%
Coal, Natural Gas, Diesel Oil and Other Market Purchases	22.9%	14.7%	24.1%
Wind and Solar Purchases	14.9%	14.8%	5.6%
Total Purchased	37.8%	29.5%	29.7%
Total	100.0%	100.0%	100.0%

____________________

(a)
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

Our Electric Utilities’ weighted average cost of fuel utilized to generate electricity and the average price paid for purchased power (excluding contracted capacity) per MWh for the years ended December 31 were as follows:

Fuel and Purchased Power (dollars per MWh)	2025	2024	2023
Coal	$16.59	$13.87	$13.40
Natural Gas	18.00	15.64	20.20
Wind	—	—	—
Total Generated Weighted Average Fuel Cost	15.28	12.90	14.27
Coal, Natural Gas, Diesel Oil and Other Market Purchases	51.13	67.04	55.61
Wind and Solar Purchases	38.74	38.70	34.99
Total Purchased Power Weighted Average Cost	46.24	52.79	51.68
Total Weighted Average Fuel and Purchased Power Cost	$26.98	$24.66	$25.39

Purchased Power. We have executed various PPAs to support our Electric Utilities’ capacity and energy needs beyond our regulated power plants’ generation, which include long-term related party agreements with our non-regulated power generation businesses. See additional information in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Coal Mining. We own and operate a single coal mine through our WRDC subsidiary which is reported within our Electric Utilities segment. We surface mine, process and sell low-sulfur sub-bituminous coal at our mine located immediately adjacent to our Gillette Energy Complex in the Powder River Basin in northeastern Wyoming, where our five coal-fired power plants are located. We produced approximately 3.3 million tons of coal in 2025.

The mine provides low-sulfur coal directly to these five power plants via a conveyor belt system, minimizing transportation costs. The fuel can be delivered to our adjacent power plants at very cost competitive prices (i.e., $1.26 per MMBtu for year ended December 31, 2025) when compared to alternatives. Nearly all of the mine’s production is sold to our on-site generation facilities under long-term supply contracts. Approximately one-half of the mine's production is sold under cost-plus contracts with affiliates.

As of December 31, 2025, we estimated our recoverable reserves to be approximately 172 million tons, based on a life-of-mine engineering study utilizing currently available drilling data and geological information prepared by internal engineering analyses. The recoverable reserve life is equal to approximately 51 years at the current production levels.

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

At December 31, 2025, our Electric Utilities owned the electric transmission and distribution lines shown below:

Utility	State	Transmission (a)	Distribution
		(in Line Miles)
Colorado Electric	Colorado	655	3,229
South Dakota Electric (b)	South Dakota, Wyoming	1,193	2,662
Wyoming Electric	Wyoming	366	1,373
		2,214	7,264

____________________

(a)
Electric transmission line miles include voltages of 69 kV and above.
(b)
South Dakota Electric transmission line miles include 131 miles within the Common Use System.

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

We also provide non-regulated services to our regulated customers. Black Hills Energy Services provides natural gas supply to approximately 48,000 retail distribution customers under the Choice Gas Program in Nebraska and Wyoming. Additionally, we provide non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.

	As of December 31,
Retail Customers by Customer Class	2025	2024	2023
Residential	891,484	882,232	871,930
Commercial	86,299	85,594	84,917
Industrial	2,219	2,174	2,179
Transportation	158,150	158,355	157,367
Total Natural Gas Retail Customers at End of Year	1,138,152	1,128,355	1,116,393

	As of December 31,
Retail Customers by Business Unit	2025	2024	2023
Arkansas Gas	191,538	189,240	186,216
Colorado Gas	218,140	215,190	211,155
Iowa Gas	165,049	164,134	163,281
Kansas Gas	120,987	120,225	119,407
Nebraska Gas	306,452	304,429	302,167
Wyoming Gas	135,986	135,137	134,167
Total Natural Gas Retail Customers at End of Year	1,138,152	1,128,355	1,116,393

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

The following table summarizes certain information regarding our company-owned regulated underground gas storage facilities as of December 31, 2025:

	Working Capacity (Mcf)	Cushion Gas (Mcf)	Total Capacity (Mcf)	Maximum Daily Withdrawal Capability (Mcfd)
Arkansas Gas	8,442,700	13,149,040	21,591,740	196,000
Colorado Gas	2,361,495	6,164,715	8,526,210	30,000
Wyoming Gas	5,733,900	17,545,600	23,279,500	36,000
Total	16,538,095	36,859,355	53,397,450	262,000

The following table summarizes certain information regarding our system infrastructure as of December 31, 2025:

	Intrastate Gas Transmission Pipelines	Gas Distribution Mains	Gas Distribution Service Lines
	(in Line Miles)
Arkansas Gas	875	5,221	1,441
Colorado Gas	667	7,238	1,881
Iowa Gas	177	2,952	2,900
Kansas Gas	304	3,107	1,524
Nebraska Gas	1,313	8,712	3,091
Wyoming Gas	1,245	3,631	3,142
Total	4,581	30,861	13,979

Seasonal Variations of Business. Our Gas Utilities are seasonal businesses and weather patterns may impact their operating results. Demand for natural gas is sensitive to seasonal heating and industrial load requirements, as well as market price. In particular, demand is often greater in the winter months for heating. Natural gas is used primarily for residential and commercial heating, and demand for this product can depend heavily upon weather throughout our service territories. As a result, a significant amount of natural gas revenue is normally recognized in the heating season consisting of the first and fourth quarters. Demand for natural gas can also be impacted by summer temperatures and precipitation, which can affect demand from agricultural customers.

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

Electric Utilities

The following table provides regulatory information for each of our Electric Utilities:

Subsidiary	Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Regulatory Mechanisms	Percentage of Power Marketing Profit Shared with Customers

Colorado Electric (a)	CO	9.30%-9.50%	6.9%	51%-53%/ 47%-49%	$663.8 (b)	3/2025	ECA, TCA, PCCA, EECR/DSM, RESA, TEPR, Energy Assistance Benefit Charge, CEPR	90%
	FERC	9.80%	6.45%	53%/47%	(b)	9/2022	FERC Transmission Tariff	N/A
South Dakota Electric	WY	9.90%	8.13%	47%/53%	$46.8	10/2014	ECA, EECR/DSM	65%
	SD	Black-box Settlement	7.76%	Black-box Settlement	$543.9	10/2014	ECA, TFA, EIA	70%
	FERC	10.80%	8.76%	43%/57%	$207.3 (c)	2/2009	FERC Transmission Tariff	N/A
Wyoming Electric	WY	9.75%	7.48%	48%/52%	$551.2 (a)	3/2023	PCA, EECR/DSM, Rate Base Recovery on Acquisition Adjustment, TCAM	N/A
	FERC	9.90%	8.77%	44%/56%	(b)	1/2019	FERC Transmission Tariff	N/A

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
(c)
Includes $190.2 million in 2025 rate base for the 2025 Projected Common Use System formula rate that is updated annually and $17.1 million in rate base for the Transmission Tie that is based on the approved stated rate from 2005.

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

Gas Utilities

The following table provides regulatory information for each of our Gas Utilities:

Subsidiary	Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Regulatory Mechanisms
Arkansas Gas (a)	AR	9.85%	7.07% (b)	54%/46%	$823.4 (c)	10/2024	GCA, Safety and Integrity Rider, EECR, Weather Normalization Adjustment, Billing Determinant Adjustment, Tax Adjustment Rider
Colorado Gas	CO	9.30%	6.90%	49%/51%	$378.4	5/2024	GCA, DSM, Gas Price Risk Management Rider, Energy Assistance Benefit Charge
RMNG	CO	9.50%-9.70%	6.93%	48%-50%/ 50%-52%	$209.3	7/2023	Liquids/Off-system/Market Center Services Revenue Sharing
Iowa Gas (a)	IA	Black-box Settlement	7.21%	Black-box Settlement	$393.8	1/2025	GCA, EECR, System Safety and Maintenance Adjustment Rider, Gas Supply Optimization revenue sharing
Kansas Gas (a)	KS	Black-box Settlement	Black-box Settlement	Black-box Settlement	Black-box Settlement	8/2025	GCA, Weather Normalization Tariff, Gas System Reliability Surcharge, Ad Valorem Tax Surcharge, Cost of Bad Debt Collected through GCA, Gas Supply Optimization revenue sharing
Nebraska Gas (a)(d)	NE	9.85%	7.29%	49%/51%	$781.3 (e)	1/2026	GCA, Cost of Bad Debt Collected through GCA, Choice Gas Program, SSIR, Bad Debt expense recovered through Choice Supplier Fee, HEAT Program, Weather Normalization Adjustment
Wyoming Gas (d)	WY	9.85%	7.33%	49%/51%	$450.8	2/2024	GCA, EECR, Rate Base Recovery on Acquisition Adjustment, Wyoming Integrity Rider, Choice Gas Program

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
(e)
Excludes amounts to serve non-jurisdictional and agriculture customers.

The following table summarizes the mechanisms we have in place for each of our Gas Utilities:

Gas Utility Jurisdiction	Cost Recovery Mechanisms
	EECR/DSM	Integrity Additions	Bad Debt	Weather Normal	Gas Cost (a)	Revenue Decoupling
Arkansas Gas	☑	☑		☑	☑	☑
Colorado Gas	☑				☑
RMNG (b)
Iowa Gas	☑	☑			☑
Kansas Gas		☑	☑	☑	☑
Nebraska Gas		☑	☑	☑	☑
Wyoming Gas	☑	☑			☑

____________________

(a)
All of our Gas Utilities, except where the Choice Gas Program is the only option, have GCAs that allow us to pass the prudently-incurred cost of gas and certain services through to the customer between rate reviews.
(b)
RMNG does not have retail customers and, therefore, does not have typical cost recovery mechanisms.

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

On June 11, 2025, the EPA proposed to repeal the GHG reduction requirements commonly referred to as the Clean Power Plan 2.0 which were finalized by the prior administration on May 9, 2024. Clean Power Plan 2.0 requirements, which established GHG control requirements for existing coal and natural gas fired generation beginning January 1, 2030, are currently in effect as the U.S. Supreme Court denied a motion to stay them. The EPA is anticipated to finalize their proposal in the first half of 2026. We will evaluate the impacts of the final rule at that time.

Environmental risk changes frequently with the implementation of new or modified regulations, changing stakeholder interests and needs, and through the introduction of innovative work practices and technologies. We continually assess risk and develop mitigation strategies to manage and ensure compliance across the enterprise successfully and responsibly. For additional information on environmental matters, see Item 1A - Risk Factors and Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Clean Energy Goals

In November 2020, we announced clean energy goals to reduce GHG emissions intensity for our Electric Utilities by 40% by 2030 and 70% by 2040 and achieve GHG reductions of 50% by 2035 for our Gas Utilities. Our goals are compared to a 2005 baseline. Electric Utility goals include Scope 1 emissions from electric utility generating units and Scope 3 emissions from purchased power for sales. Our Gas Utilities goal initially included only Scope 1 emissions from distribution system main and service lines. In August 2022, we announced a new "Net Zero by 2035" target for our Gas Utilities, which doubled the previous target of a 50% reduction by 2035 and expanded the scope of the goal to all Scope 1 sources of methane emissions on our distribution system. Net Zero will be achieved through pipeline material and main replacements, advanced leak detection, third-party damage reduction, expanding the use of renewable natural gas and hydrogen, and utilizing carbon credit offsets.

During the second quarter of 2025, we published our 2024 Corporate Sustainability Report, highlighting our environmental, social and governance impacts and our progress on major projects and climate goals. We reported a 38% reduction in electric utility emissions since 2005 and are on track to reduce emissions 40% by 2030 and 70% by 2040. We also continue to advance toward our goal of net zero natural gas utility emissions by 2035.

Human Capital Resources

Overview

We are committed to building a diverse workforce that reflects the strength and character of the communities we serve, united by our shared commitment to improving life with energy. We appreciate that every team member brings distinct skills, talents, experiences and perspectives that strengthen our organization. Guided by our core values, we strive to build a culture of belonging. This means every team member can be authentic and is empowered to reach their full potential while contributing to business outcomes that positively impact our stakeholders.

Our Team	As of December 31, 2025	As of December 31, 2024
Total employees	2,795	2,841
Women in executive leadership positions (a)	30%	32%
Gender diversity (women as a % of total employees)	24%	24%
Represented by a union	25%	25%
Military veterans	10%	9%
Ethnic diversity (non-white employees as a % of total)	15%	15%

	For the year ended December 31, 2025	For the year ended December 31, 2024
Number of external hires	306	303
External hires gender diversity (as a % of total external hires)	25%	29%
External hires ethnic diversity (as a % of total external hires)	20%	25%
Turnover rate (b)	12%	11%
Retirement rate	3%	3%

____________________

(a)
Executive leadership positions are defined as positions with Vice President, Senior Vice President, or Chief in their title.
(b)
Includes voluntary and involuntary separations but excludes internships.

Total Employees

Number of Employees
As of December 31, 2025
Electric Utilities	421
Gas Utilities	1,184
Corporate and Other	1,190
Total	2,795

At December 31, 2025, approximately 18% of our total employees and 19% of our Electric and Gas Utilities employees were eligible for retirement (age 55 with at least 5 years of service).

Collective Bargaining Agreements

At December 31, 2025, certain employees of our Electric Utilities and Gas Utilities were covered by the collective bargaining agreements as shown in the table below. We have not experienced any labor stoppages in decades.

Utility	Number of Employees	Union Affiliation	Expiration Date of Collective Bargaining Agreement
Colorado Electric	101	IBEW Local 667	April 15, 2027
South Dakota Electric	119	IBEW Local 1250	March 31, 2027
South Dakota Electric	7	IBEW Local 1250	September 29, 2028
Wyoming Electric	30	IBEW Local 111	June 30, 2029
Total Electric Utilities	257

Iowa Gas	124	IBEW Local 204	May 1, 2026
Kansas Gas	15	CWA Local 6423	December 31, 2029
Nebraska Gas	92	IBEW Local 244	March 12, 2030
Nebraska Gas	124	CWA Local 7476	October 30, 2026
Wyoming Gas	14	IBEW Local 111	June 30, 2029
Wyoming Gas	76	CWA Local 7476	October 30, 2026
Total Gas Utilities	445

Total	702

Development and Retention

Developing, engaging, and retaining talent is critical to our continued success. Our development and retention efforts include skills training, development programs, and competitive compensation. Our compensation programs are designed to be strategically aligned, externally competitive, internally equitable, personally motivating, cost effective, and legally compliant. We monitor employee engagement through engagement surveys to gather valuable insights and feedback. Every leader creates and implements action plans based on their team’s engagement survey results, and the company develops broader action plans to address organization-wide opportunities. Our development programs include management onboarding, leadership development, mentoring, stretch opportunities, and more. Internal development opportunities include corporate-wide and specialized learning for different job functions. Our Field Career Path Program promotes career growth for our frontline customer-facing employees through established standards of knowledge, skills, abilities, and performance.

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

For the year ended December 31, 2025
Days Away, Restricted, or Transferred (incidents per 200,000 hours worked)	0.6
Proactive Safety Activities per Employee	9
% of injuries reported within 1 day	96.3%

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

In addition, we have significant capital investment programs planned for the next five years that are key to our strategic business plan, such as: our Lange II project; the acquisition of a battery storage facility as part of our Colorado Clean Energy Plan; large-scale investments to upgrade existing utility infrastructure; support of customer and community growth needs; and compliance with safety requirements. The successful execution of our capital investment program depends on, or could be affected by, a variety of factors that include, but are not limited to: access to capital markets on reasonable terms to fund projects, weather conditions, effective management of projects, availability of qualified construction personnel including contractors, changes in commodity prices, impacts of supply chain disruptions on availability and cost of materials, governmental approvals and permitting, regulatory cost recovery, and return on invested capital. Our capacity requirements and applicable reserve margins are a critical component to serving our customers. Delays in construction, increasing reserve margins, and growing demand put additional pressures on meeting resource adequacy requirements. An inability to successfully adapt to changing conditions and execute our strategic plan, including our capital investment program, could materially affect our financial operating results including earnings, cash flow, and liquidity.

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

We may be subject to unfavorable or untimely federal and state regulatory outcomes.

Our regulated Utilities are subject to cost-of-service/rate-of-return regulation and earnings oversight from federal and eight state utility commissions. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our customer rates are regulated based on an analysis of our costs and investments, as reviewed and approved in regulatory proceedings. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our various regulatory authorities will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will result in full or timely recovery of our costs with a reasonable return on invested capital. In addition, adverse rate decisions, including rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, could be influenced by competitive, economic, political, legislative, public perception, affordability concerns and regulatory pressures and adversely impact earnings, cash flow, and liquidity.

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

Substantial changes in federal climate and emissions policies may create long-term uncertainty in our resource planning and capital investment decisions. At the local or state level, such as in Colorado, new or more stringent regulations could require us to incur significant additional costs relating to the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources and potential decreased production from our combined cycle natural gas-fired generating units. Additional rules and regulations associated with electrification initiatives could negatively impact demand for natural gas and limit our capital investments in natural gas assets. These actions could also result in increased operating costs which could adversely impact customers and our financial operating results including earnings, cash flow and liquidity. We cannot definitively estimate the effect of climate and emissions legislation or regulation on our earnings, cash flow and liquidity.

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

Our Electric Utilities and non-regulated power generation entities own and operate renewable energy generating facilities. These facilities produce PTCs and ITCs used to reduce our federal tax obligations. The amount of tax credits we earn depends on the date the qualifying generating facilities are placed in service and various operating and economic factors, including facility generation, transmission constraints, unfavorable trends in pricing for wind or solar energy, adverse weather conditions, the breakdown or failure of equipment, and the applicable tax credit rate. These factors could significantly reduce the PTCs produced by our wind farms, resulting in increased federal income tax expense. The IRA of 2022 allows for the sale or transfer of renewable tax credits to other taxpayers. The OBBBA, enacted in July 2025, does not repeal tax credit transferability provisions enacted under the IRA and continues to permit the execution of our transferability agreements as originally agreed upon, but restricts credit transfers to prohibited foreign entities. We have sold and plan to continue to sell tax credits if market conditions are favorable. Our inability to generate, transfer, or sell these credits could have a material impact on our financial condition, results of operations and cash flows.

OPERATING RISKS

Cybersecurity incidents, terrorism, or other malicious acts targeting our key technology systems could disrupt our operations, lead to a loss or misuse of confidential and proprietary information, or cause reputational or other harm.

To effectively operate our business, we rely upon a sophisticated electronic control system, information and operation technology systems and network infrastructure to generate, distribute and deliver energy, and collect and retain sensitive information including personal information about our customers and employees. Cybersecurity incidents, terrorism, or other malicious acts targeting electronic control systems could result in a full or partial disruption of our electric and/or natural gas operations. Attacks targeting other key technology systems, including our third-party vendors’ information systems, could further add to a full or partial disruption of our operations. The utility industry has been the target of several cyberattacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other nation state actors and individuals. Additionally, artificial intelligence, including generative artificial intelligence, may be used to facilitate or perpetrate these cybersecurity threats, and our use of generative artificial intelligence (and use by our vendors and agents) may subject us to data privacy, legal, and security risks. Any disruption of our electric and/or natural gas operations could result in a loss of service to customers and associated revenues, as well as significant expense to repair damages and remedy security breaches. In addition, any theft, loss, and/or fraudulent use of customer, shareowner, employee, or proprietary data could subject us to significant litigation, liability, and costs, as well as adversely impact our reputation with customers and regulators, among others. We maintain cyber risk insurance to mitigate a portion, but not all, of these risks and losses.

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

Environmental factors including precipitation, temperature, humidity and wind speeds have the potential to increase the likelihood and impact of a wildfire event. We invest resources on initiatives designed to mitigate wildfire risks and also established our Emergency PSPS program in 2025. Recent legislation by the states of Wyoming and Montana provide material liability protections for a utility that complies with its commission-approved wildfire mitigation plan. However, the potential for a wildfire event exists even when effective mitigation procedures are followed. Despite our wildfire mitigation initiatives, we could ignite a wildfire, which could spread and cause damages and would subject us to significant liability. Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, uninsured losses or losses in excess of current insurance coverage, increased costs of insurance, damage to our reputation, regulatory recovery risk, litigation risk, the potential for a credit downgrade or the inability to access capital markets on reasonable terms.

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

We rely on various suppliers in our supply chain for the materials necessary to execute on our capital investment program that is key to our strategic business plans and to respond to a significant unplanned event such as a natural disaster. Our largest customers also rely on our supply chain and delays in critical materials could impact their ability to operate and grow as planned. Our supply chain, material costs, and capital investment program may be negatively impacted by:

•
Unanticipated price increases due to recent macroeconomic factors, such as imposition of tariffs, inflation, including wage inflation, or rising demand for key materials such as transformers, generation units and equipment to meet the rapid pace of expansion with prospective and existing data center customers; and
•
Supply restrictions beyond our control or the control of our suppliers such as disruption of the freight system (e.g. labor union strikes, disruptions of trade routes), new or increased tariffs or quotas, increased environmental threats from weather-related disasters, rising demand for key materials, and/or geopolitical unrest.

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

The risks associated with managing these operations include the following:

•
Operating hazards. Operating hazards such as leaks, mechanical problems and accidents, including fires or explosions, could impact employee and public safety, reliability, and customer confidence;
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
•
Weather, natural conditions, and disasters including impacts from climate change (discussed below);
•
Acts of sabotage, terrorism, or other malicious physical attacks. Damage to our facilities due to deliberate acts could lead to outages or other adverse effects;
•
Equipment and processes. Breakdown or failure of equipment or processes, unavailability, or increased cost of equipment, and performance below expected levels of output or efficiency;
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
•
Natural gas supply for generation and distribution. Our regulated Utilities and non-regulated entities purchase natural gas from a number of suppliers for our generating facilities and for distribution to our customers. Our operations could be negatively impacted by the lack of availability and cost of natural gas, and disruptions in the delivery of natural gas due to various factors, including but not limited to, transportation delays, labor relations, weather, sabotage, cyber-attacks, and environmental regulations;
•
Replacement power. We may incur increased cost of supplying or securing replacement power during scheduled and unscheduled outages of generation facilities;
•
Governmental permits. The inability to obtain required governmental permits and approvals along with the cost of complying with or satisfying conditions imposed upon such approvals could negatively impact our ability to operate;
•
Operational limitations. Operational limitations imposed by environmental and other regulatory requirements and contractual agreements, including those that restrict the timing of generation plant scheduled outages;
•
Increased costs. Increased capital and operating costs to comply with increasingly stringent laws and regulations, unexpected engineering, environmental and geological problems, and unanticipated cost overruns;
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

Transition risks of climate change include changes to the energy systems as a result of new technologies, changing customer demand, and/or expectations and voluntary GHG reduction goals, as well as local, state, or federal regulatory requirements (discussed above). Policies such as a carbon or methane tax could increase costs associated with fossil fuel usage, resulting in higher operating costs including costs of energy generation, construction, and transportation. Risks of the transition to a low-carbon economy could result in shrinking customer demand for fossil fuel-based energy sources. This could come from increased use of behind the meter technology, such as residential solar and storage. Risk of investor pressure over climate risk and/or sustainability standards, activist campaigns against coal producers, employee preferences to work for companies with certain sustainability goals, and consumers preference for renewable energy could impact our reputation, ability to attract and retain an appropriately trained workforce, and overall access to capital and/or adequate insurance policies.

Our operations are subject to various conditions that can result in fluctuations in customer usage, including customer growth and general economic conditions in our service territories, weather conditions, and responses to price increases and technological improvements.

Demand for electricity and natural gas can vary greatly based upon the following:

•
Fluctuations in customer growth and general economic conditions in our service territories. Customer growth and energy use can be negatively impacted by population declines or the loss of large-load industrial customers (including data center facilities) as well as adverse economic factors in our service territories, including recession, inflation, workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills;
•
Weather conditions. Our Utilities are seasonal businesses and weather conditions and patterns can have a material impact on our operating performance. Demand for electricity is typically greater in the summer and winter months associated with cooling and heating, respectively. Demand for natural gas depends heavily upon winter-weather patterns throughout our service territory and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our Utilities have historically generated lower revenues, income and cash flows when weather conditions are cooler than normal in the summer and warmer than normal in the winter. Demand for natural gas is also impacted by summer weather patterns that are cooler than normal and provide higher than normal precipitation; both of which can reduce natural gas demand for irrigation; and
•
Our customers' focus on energy conservation which may be assisted by emerging technologies. Customer growth and usage may be impacted by the voluntary reduction in consumption of electricity and natural gas by our customers in response to increases in prices and affordability concerns, energy efficiency programs, electrification initiatives that could negatively impact the demand for natural gas, economic conditions (i.e., inflation, recession) impacting customers’ disposable income and the use of distributed generation resources or other emerging technologies. Continued technological improvements may make customer and third-party distributed generation and energy storage systems, including fuel cells, micro-turbines, wind turbines, solar cells, and batteries, more cost effective and feasible for our customers. If more customers utilize their own generation, demand for energy from us could decline. Such developments could affect the price and/or delivery of energy, require further improvements to our distribution systems to address changing load demands and could make portions of our electric system's power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives.

As part of our planning process, we estimate the fluctuations in customer growth and general economic conditions, weather, and customer energy conservation efforts, but risks still remain. The rapid growth of data centers may make it more difficult to accurately forecast load demand or to recover additional costs. Any of these matters, as well as any regulatory delay in adjusting rates as a result of reduced customer usage from effective conservation measures or the adoption of new technologies, could adversely impact our results of operations and financial condition. In addition, elimination or reduced financial support of programs that provide energy assistance to our customers, could impact the demand for energy.

Each of these factors described above could materially affect demand for electricity and natural gas which would impact our financial operating results including earnings, cash flow and liquidity.

If macroeconomic or other conditions adversely affect operations or require us to make changes to our strategic business plan, we may be forced to record a non-cash goodwill impairment charge.

We had approximately $1.3 billion of goodwill on our consolidated balance sheets as of December 31, 2025. If we make changes in our strategic business plan and growth strategy, or if macroeconomic or other conditions adversely affect operations in any of our businesses, we may be required to record a non-cash impairment charge. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including: future business operating performance, changes in macroeconomic conditions including recession, inflation, and interest rates, changes in our regulatory environment, industry-specific market conditions, changes in business operations, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of either or both of our operating segments, which may result in an impairment charge. See additional information in “Critical Accounting Estimates” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

In recent years, securing adequate insurance coverage has become more difficult and the cost of insurance has increased substantially. Our ability to obtain insurance, as well as the cost of such insurance, could be impacted by developments affecting the insurance industry and the financial condition of insurers. Additionally, insurance providers could deny coverage or decline to extend coverage under the same or similar terms that are presently available to us. Through our captive insurance cell, we take certain insurance risk on our businesses including certain transmission and employment practice liabilities. A loss for which we are not adequately insured could materially affect our financial results. The coverage we currently have in place may not apply to a particular loss, or it may not be sufficient to cover all liabilities to which we may be subject, including liability and losses associated with wildfires, natural gas and storage field explosions, cyber-security breaches, environmental hazards, and natural disasters. Further, the proceeds of any such insurance may not be received in a timely manner.

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

RISKS RELATED TO MERGER WITH NORTHWESTERN

The ability of BHC and NorthWestern to complete the Merger is subject to various closing conditions, including the receipt of approval of BHC and NorthWestern shareholders and the receipt of consents and approvals from various governmental authorities, which may impose conditions that could adversely affect BHC or NorthWestern or cause the Merger to be abandoned. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the trading price of BHC common stock or other securities and the future business and financial results of BHC.

To complete the Merger, BHC and NorthWestern shareholders must vote to approve a number of proposals related to the Merger and the Merger Agreement. Further, the Merger is subject to the satisfaction or waiver of certain closing conditions, including, (1) the effectiveness of the registration statement on Form S-4 relating to the Merger (which registration statement was filed on January 30, 2026, and was declared effective on February 6, 2026); (2) subject to certain conditions, the receipt of certain regulatory approvals, including expiration or termination of the applicable waiting period under the HSR Act, and approval from the FERC and certain state regulatory commissions, in each case on such terms and conditions that would not result in a material adverse effect on the combined company; (3) the absence of any court order or regulatory injunction prohibiting completion of the Merger; (4) the authorization for listing of shares of BHC Common Stock to be issued in connection with the Merger on the NYSE or other mutually-agreed stock exchange; (5) subject to specified materiality standards, the accuracy of the representations and warranties of each party; (6) compliance by each party in all material respects with its covenants under the Merger Agreement; (7) the absence of a material adverse effect on each party; and (8) receipt by each party of an opinion relating to the anticipated tax-free treatment of the Merger. If the foregoing conditions are not satisfied or waived, one or both of BHC or NorthWestern would not be required to complete the Merger.

BHC and NorthWestern have not yet obtained shareholder approval or all of the regulatory consents and approvals required to complete the Merger. Governmental or regulatory agencies could seek to block or challenge the Merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Merger. BHC and NorthWestern will be unable to complete the Merger until the waiting period under the HSR Act has expired or been terminated and the required governmental approvals have been received. Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The Merger Agreement may require BHC and/or NorthWestern to accept conditions from these regulators that could adversely impact the combined company. If the required governmental approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither BHC nor NorthWestern will be obligated to complete the Merger.

There can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if such a challenge is made, of the result of such challenge.

Additionally, even after the statutory waiting period under the antitrust laws and even after completion of the Merger, governmental authorities could seek to block or challenge the Merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a private party could initiate an action under the antitrust laws challenging or seeking to enjoin the Merger, before or after they are completed. BHC or NorthWestern may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

The special meetings at which the BHC shareholders and the NorthWestern shareholders will vote on the transactions contemplated by the Merger Agreement may take place before all regulatory approvals have been obtained and, in cases where they have not been obtained, before the terms of any conditions to obtain such regulatory approvals that may be imposed are known. As a result, if shareholder approval of the transactions contemplated by the Merger Agreement is obtained at such meetings, BHC and NorthWestern may make decisions after the meetings to waive a condition or approve certain actions required to obtain the necessary approvals without seeking further shareholder approval. Such actions could have an adverse effect on the combined company.

If BHC and NorthWestern are unable to complete the Merger, or there is a significant delay in completing the Merger, BHC would be subject to a number of risks, including the following:

•
BHC would not realize the anticipated benefits of the Merger, including, among other things, increased operating efficiencies and future cost savings;
•
the attention of management of BHC may have been diverted to the Merger rather than to its own operations and the pursuit of other opportunities that could have been beneficial to BHC;
•
the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;
•
BHC will have been subject to certain restrictions on the conduct of its business, which may prevent BHC from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger is pending;

•
the trading price of BHC common stock or other securities may decline to the extent that the current market prices reflect a market assumption that the Merger will be completed; and
•
the parties may be liable for damages to one another, or have to pay a termination fee, under the Merger Agreement.

BHC can provide no assurance that the various closing conditions will be satisfied and that the required governmental approvals and other approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the Merger. In addition, BHC can provide no assurance that these conditions will not result in the abandonment or delay of the Merger. The occurrence of these events individually or in combination could have a material adverse effect on BHC's results of operations and the trading price of BHC common stock or other securities.

The Merger Agreement contains provisions that limit BHC's ability to pursue alternatives to the Merger, could discourage a potential acquirer of BHC from making a favorable alternative transaction proposal and, in certain circumstances, could require BHC to pay a termination fee to NorthWestern.

Under the Merger Agreement, BHC and NorthWestern have agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. Additionally, the BHC board of directors and the NorthWestern board of directors are each required to recommend the approval of the applicable transaction-related proposals to its respective shareholders, subject to certain exceptions. Prior to the approval of the transaction-related proposals by their respective shareholders, the BHC board of directors or the NorthWestern board of directors may change its recommendation in response to an unsolicited proposal for an alternative transaction, if such board of directors determines in good faith after consultation with its outside legal counsel and financial advisor that the proposal constitutes or would reasonably be expected to lead to a “Superior NorthWestern Proposal” or “Superior BHC Proposal”, as applicable (as such terms are defined in the Merger Agreement), and that failure to take such action would be inconsistent with their fiduciary duties under applicable law to the applicable company and its shareholders under applicable law, subject to complying with certain procedures set forth in the Merger Agreement. Prior to the approval of the transaction-related proposals by their respective shareholders, the BHC board of directors and the NorthWestern board of directors may also change its recommendation upon the occurrence of a “NorthWestern Intervening Event” or “BHC Intervening Event”, as applicable (as such terms are defined in the Merger Agreement), and such board of directors determines in good faith after consultation with its outside legal counsel and financial advisor that failing to change its recommendation would be inconsistent with its fiduciary duties under applicable law, subject to complying with certain procedures set forth in the Merger Agreement. The Merger Agreement is subject to a “force-the-vote” provision, which means neither BHC nor NorthWestern would have an independent right to terminate the Merger Agreement to accept a superior proposal. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of BHC from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher market value than the market value proposed to be received or realized in the merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay. As a result of these restrictions, BHC may not be able to enter into an agreement with respect to a more favorable alternative transaction, or may be able to do so only by incurring potentially significant liability to NorthWestern.

The Merger Agreement contains certain customary termination rights for each of BHC and NorthWestern; provided, that, either party would be required to pay to the other a termination fee equal to $100 million upon termination of the Merger Agreement in certain circumstances involving (i) a change in recommendation by such party’s board of directors (including, in certain circumstances, the failure of such party to publicly reaffirm its recommendation upon request) or (ii) a party entering into a definitive agreement in respect of a competing transaction within twelve months of termination of the Merger Agreement in certain circumstances involving a potential competing acquisition proposal.

Members of the management and the boards of directors of BHC and NorthWestern have interests in the Merger that are different from, or in addition to, those of other shareholders and that could have influenced their decisions to support or approve the Merger.

In considering whether to approve the transactions contemplated by the Merger Agreement, BHC shareholders and NorthWestern shareholders should recognize that some of the members of management and the boards of directors of BHC and NorthWestern have interests in the Merger that differ from, or are in addition to, their interests as shareholders of BHC and shareholders of NorthWestern. These interests include (1) their designation as directors or executive officers of the combined company, (2) the fact that completion of the Merger will result in the acceleration of vesting of equity-based awards held by certain members of management and directors and (3) the fact that certain members of management have entered into change of control agreements with NorthWestern or BHC, as applicable, that will entitle them to cash payments and other benefits if the Merger is completed and their employment is terminated or if the executive terminates his or her employment with good reason as defined in the agreements.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of BHC and NorthWestern, which could adversely affect the future business and operations of the combined company following the Merger.

Each of BHC and NorthWestern depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the combined company after the Merger will depend in part on its ability to retain key management personnel and other key employees. Current and prospective employees of BHC and NorthWestern may experience uncertainty about their roles within the combined company following the Merger or other concerns regarding the timing and completion of the Merger or the operations of the combined company following the Merger, any of which may have an adverse effect on the ability of BHC and NorthWestern to retain or attract key management and other key personnel. If BHC or NorthWestern is unable to retain personnel, including BHC's or NorthWestern’s key management, who are critical to the future operations of the companies, BHC and NorthWestern could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key BHC and NorthWestern personnel could diminish the anticipated benefits of the Merger. No assurance can be given that the combined company, following the Merger, will be able to retain or attract key management personnel and other key employees of BHC and NorthWestern to the same extent that BHC and NorthWestern have previously been able to retain or attract their own employees.

The business relationships of BHC and NorthWestern may be subject to disruption due to uncertainty associated with the Merger, which could have a material effect on the business, financial condition, cash flows and results of operations of BHC or NorthWestern pending the combined company and following the Merger.

Parties with which BHC or NorthWestern do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with BHC or NorthWestern following the Merger. BHC's and NorthWestern’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties with whom they do business may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than BHC or NorthWestern following the Merger. These disruptions could have a material and adverse effect on the business, financial condition, cash flows and results of operations, of BHC or NorthWestern, regardless of whether the Merger is completed, as well as a material and adverse effect on the combined company’s ability to realize the expected cost savings and other benefits of the Merger. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

BHC is subject to risk of the Merger having an adverse impact on its credit rating, both while the Merger is pending and following completion of the Merger.

BHC cannot be assured that its credit ratings will not be lowered as a result of the Merger or for any other reason, including the failure to consummate the Merger. Any reduction in BHC's credit ratings, or the criteria used by rating agencies to determine such ratings, could adversely affect its ability to complete the Merger, its access to capital, its cost of capital and its other operating costs, and its ability to refinance or repay BHC's existing debt and complete new financings, which could have a material adverse effect on BHC's business, financial condition, results of operations or the trading price of its common stock or other securities.

The market prices of BHC common stock and other securities may be subject to fluctuation while the Merger is pending and after the Merger is completed.

The market price of BHC common stock and other securities may fluctuate significantly while the Merger is pending, or after it is completed, and any adverse developments related to the Merger or otherwise could result in holders of BHC common stock or other securities losing some or all of the value of their investment. In addition, if the stock market experiences significant price and volume fluctuations, such fluctuations could be exacerbated by the pendency of the Merger, which could adversely affect the market for, or liquidity of, BHC common stock or other securities, regardless of BHC's or the combined company’s actual operating performance.

Because the Merger Agreement contemplates that BHC will issue shares of BHC common stock to NorthWestern’s shareholders based upon a fixed exchange ratio, developments with respect to NorthWestern and its shares of common stock may affect BHC common stock irrespective of their relevance to standalone BHC and even though BHC may have no control over, or knowledge of, such developments. As a result, the market price of BHC common stock during the pendency of the Merger may not accurately reflect the value of BHC absent the Merger.

BHC is subject to contractual restrictions in the Merger Agreement that may hinder its operations while the Merger is pending. The corollary restrictions applicable to NorthWestern may not prevent NorthWestern from taking actions that are adverse to BHC or its shareholders.

The Merger Agreement includes certain customary restrictions with respect to the operation of BHC's and NorthWestern’s respective businesses between the date of the Merger Agreement and the consummation of the Merger. These restrictions may prevent BHC from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the Merger or termination of the Merger Agreement.

Despite these mutual restrictions, BHC and NorthWestern will continue to operate their businesses independently of one another during the pendency of the Merger. The restrictions in the Merger Agreement, which are subject to numerous exceptions, may not be adequate to prevent NorthWestern from taking actions that are adverse to BHC or its shareholders.

BHC will incur significant transaction and other costs in connection with the Merger.

BHC has incurred and expects to incur additional significant costs associated with the Merger, including transaction fees and costs of combining the operations of the two companies. Additional unanticipated costs also may be incurred in the integration of the businesses of BHC and NorthWestern. Any net benefit from any anticipated elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not be achieved in the near term or at all. Transaction costs could have a material adverse impact on the results of operations of BHC, and the failure to achieve the anticipated benefits and efficiencies from the Merger, or the incurrence of additional expenses, could have a material adverse impact on the results of operations of the combined company and its ability to pay dividends after closing. In turn, the current or future market value of BHC common stock or other securities could be adversely impacted.

The Merger may not be accretive to BHC's or NorthWestern’s earnings and may cause dilution to BHC's or NorthWestern’s earnings per share, which may negatively affect the current or future market price of BHC common stock or other securities.

Expectations that the Merger will be accretive to earnings per share on a standalone basis are based on preliminary estimates any of which may prove to be incorrect or may change materially. BHC and NorthWestern may encounter additional transaction and integration-related costs other than those they currently anticipate, may fail to realize all of the benefits anticipated in the Merger or may be subject to other factors that affect preliminary estimates or the ability of either company to realize operational efficiencies. Any of these factors could cause a decrease in BHC's and NorthWestern’s earnings per share, or negatively affect the current or future market price of BHC common stock or other securities.

BHC and/or NorthWestern may be subject to litigation challenging the Merger while it is pending, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.

Lawsuits in connection with the Merger while it is pending may be filed against BHC, NorthWestern, any parties to the Merger Agreement and/or their respective directors and officers, which could prevent or delay the consummation of the Merger and/or result in additional costs to us. The ultimate resolution of any such lawsuit cannot be predicted with certainty, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed and/or result in additional costs to BHC and NorthWestern, which could cause BHC and NorthWestern not to realize some or all of the anticipated benefits of the Merger. The defense or settlement of any lawsuit that remains unresolved at the time the Merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows. BHC cannot currently predict the outcome of or reasonably estimate the possible loss or range of loss from any such lawsuit.

RISKS RELATING TO THE COMBINED COMPANY FOLLOWING COMPLETION OF THE MERGER

Failure to successfully combine the businesses of BHC and NorthWestern in the expected time frame or at all may adversely affect the future results of the combined company, and, consequently, the value of the BHC common stock after the Merger.

The success of the Merger will depend, in part, on the ability of the combined company to realize in a timely fashion the anticipated benefits and efficiencies from combining the businesses of BHC and NorthWestern. The process of integration may reveal that benefits and efficiencies are less than anticipated and may result in additional expenses, all of which could reduce the anticipated benefits of the Merger.

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

BHC shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

It is currently anticipated that BHC shareholders and NorthWestern shareholders will hold approximately 56 percent and 44 percent, respectively, of the combined company’s common stock then-issued and outstanding after the completion of the Merger. Consequently, BHC shareholders, as a group, will have reduced ownership and voting power in the combined company compared to their current ownership and voting power in BHC. As a result of the reduced ownership percentages, current BHC shareholders will have less influence on the management and policies of the combined company than they had with BHC. Further, provisions of the Merger Agreement will result in individuals designated by NorthWestern, and not previously subject to a vote of BHC shareholders, holding five out of eleven positions on the BHC board of directors and there will be changes to the BHC Management.

The market price of BHC common stock after the completion of the Merger may be affected by factors different from those that historically have affected or currently affect BHC common stock.

Upon completion of the Merger, NorthWestern shareholders who receive Merger consideration will become holders of BHC common stock, which will trade on the NYSE or other mutually-agreeable exchange under a new name and ticker to be announced. BHC's business differs from that of NorthWestern and certain adjustments may be made to the combined company as a result of the Merger. The financial position of the combined company after completion of the Merger may differ from BHC's financial position before the completion of the Merger, and the results of operations and/or cash flows of BHC after the completion of the Merger may be affected by factors different from those currently affecting the financial position or results of operations and/or cash flows of BHC and NorthWestern, respectively. Accordingly, the market price of BHC common stock after the completion of the Merger may be affected by factors different from those currently affecting the market prices of BHC common stock and NorthWestern common stock, respectively, in the absence of the Merger. In addition, general fluctuations in stock markets could adversely affect the market for, or liquidity of, BHC common stock, regardless of the combined company’s actual operating performance.

The failure to integrate the businesses and operations of BHC and NorthWestern successfully in the expected time frame may adversely affect the combined company’s future results.

BHC and NorthWestern have operated and, until the completion of the Merger, will continue to operate independently. Following the completion of the Merger, their respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of key BHC employees or key NorthWestern employees; the loss of customers, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the Merger; or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following challenges, among others, must be addressed in integrating the operations of BHC and NorthWestern in order to realize the anticipated benefits of the Merger:

•
combining the companies’ operations and corporate functions and the resulting difficulties associated with managing a larger, more complex, diversified business;
•
combining the businesses of BHC and NorthWestern in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Merger;
•
avoiding delays in connection with the completion of the Merger or the integration process;
•
integrating personnel from the two companies and minimizing the loss of key employees;
•
identifying and eliminating redundant functions and assets;
•
harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•
maintaining existing agreements with customers, service providers, vendors and other business counterparties and avoiding delays in entering into new agreements with prospective customers, service providers, vendors and other business counterparties;
•
addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•
consolidating the companies’ operating, administrative and information technology infrastructure and financial systems; and
•
establishing the combined company’s headquarters in Rapid City, South Dakota.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may be beneficial, which may disrupt each company’s ongoing operations and the operations of the combined company. Furthermore, following the Merger, the board of directors and executive leadership of the combined company will consist of former directors from each of BHC and NorthWestern and former executive officers from each of BHC and NorthWestern, respectively. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

Each of BHC and NorthWestern may have liabilities that are not known to the other party.

Both BHC and NorthWestern may have liabilities that the other party failed, or was unable, to discover in the course of performing its respective due diligence investigations. BHC and NorthWestern may learn additional information about the other party that materially adversely affects it, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. As a result of these factors, the combined company may incur additional costs and expenses and may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result in the combined company reporting losses. Even if BHC's and NorthWestern’s respective due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with its expectations. If any of these risks materialize, this could adversely affect the combined company’s financial condition and results of operations and could contribute to negative market perceptions about, or price movements of, the combined company’s common stock following the Merger.

Each of NorthWestern and BHC and their respective subsidiaries has substantial amounts of indebtedness. Consequently, the combined company will have substantial indebtedness following the Merger. As a result, the rating of the combined company’s indebtedness could be downgraded, and it may be difficult for the combined company to pay or refinance its debts or take other actions, and the combined company may need to divert its cash flow from operations to debt service payments.

The combined company’s debt service obligations could have an adverse impact on its earnings and cash flows for as long as the indebtedness is outstanding.

The combined company’s indebtedness could also have important consequences for holders of BHC common stock. For example, it could:

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
•
increase the risk of default on debt obligations of the combined company;
•
limit the flexibility of the combined company in planning for or reacting to changes in its business and the industry in which it operates;
•
increase the exposure of the combined company to a rise in interest rates, which would generate greater interest expense or the costs of obtaining applicable interest rate fluctuation hedges; or
•
require that additional or more stringent terms, conditions or covenants be placed on BHC.

There can be no assurance that the combined company will be able to repay or refinance such borrowings and obligations. In addition, the Merger will result in NorthWestern becoming a wholly owned subsidiary of BHC. The combined company may decide to incur additional indebtedness at subsidiaries of BHC, which could have an effect on outstanding securities, including because such subsidiary indebtedness is “structurally senior” to the indebtedness of its parent company with respect to the assets of such subsidiary.

The combined company may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on BHC’s ability to realize the anticipated benefits and cost savings from combining BHC’s and NorthWestern’s businesses and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, may not be realized or could have other adverse effects that BHC does not currently foresee. Some of the assumptions that BHC and NorthWestern have made, such as the achievement of the anticipated benefits related to the geographic, commodity and asset diversification and the expected size, scale, inventory and financial strength of the combined company, may not be realized. The integration process may, for each of BHC and NorthWestern, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the combined company.

The future results of the combined company following the Merger will suffer if the combined company does not effectively manage its expanded operations.

Following the Merger, the size, geographic footprint and complexity of the combined company will increase significantly compared to the business of each of BHC and NorthWestern. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and geographies and associated increased costs and complexity. The combined company may also face increased scrutiny from, and/or additional regulatory requirements of, governmental authorities as a result of the significant increase in the size, geographic footprint and complexity of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings or other benefits currently anticipated from the Merger.

There is no guarantee regarding dividends following the Merger.

Although each of BHC and NorthWestern has returned capital to its respective shareholders in the past, including through cash dividends on their respective shares of common stock, the board of directors of the combined company may determine not to declare dividends or use other means to return capital to its shareholders in the future or may reduce the amount, proportion or rate of capital returned to its shareholders through dividends or other means in the future. Decisions on whether, when, by what means and in what amounts to return capital to its shareholders will remain in the discretion of the board of directors of the combined company (as reconstituted following the Merger). Any dividend payment or share repurchase amounts will be determined by the board of directors of the combined company from time to time, and it is possible that the board of directors of the combined company may increase or decrease the amount of dividends paid or shares repurchased in the future, or determine not to declare dividends and/or repurchase shares in the future, at any time and for any reason. BHC expects that any such decisions will depend on the combined company’s financial condition, results of operations, cash balances, cash requirements, future prospects, the outlook for commodity prices and other considerations that the board of directors of the combined company deems relevant, including, but not limited to:

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

Accounting standards in the United States require that one party to the Merger be identified as the acquirer. In accordance with these standards, the Merger will be accounted for as an acquisition of NorthWestern’s common stock by BHC and will follow the acquisition method of accounting for business combinations. NorthWestern assets and liabilities will be consolidated with those of BHC on the combined company’s financial statements. The excess of the consideration transferred over the fair values of NorthWestern’s assets and liabilities will be recorded as goodwill.

BHC will be required to assess goodwill for impairment at least annually. To the extent goodwill becomes impaired, BHC may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on BHC's future operating results and statements of financial position which may, in turn, have a material adverse effect on the trading price or liquidity of BHC securities.

BHC's ability to utilize its and/or NorthWestern’s historic net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, NorthWestern had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $452.2 million, which do not expire. As of December 31, 2025, BHC had NOLs of approximately $380.1 million, which also do not expire. However, the NOLs of each of NorthWestern and BHC can only be used to offset 80% of U.S. federal taxable income. BHC's ability to utilize these NOLs and other tax attributes to reduce future taxable income following the closing of the Merger depends on many factors, including its future income, which cannot be assured, and which will be determined after the Merger on a consolidated basis with that of NorthWestern. It is possible that the amount of NOLs and other tax attributes that BHC is able to utilize in any tax period ending after the closing of the Merger may be less than the amount that BHC and NorthWestern together (or either of them separately) would have been able to use had the Merger not taken place.

Additionally, Section 382 of the Code (“Section 382”) and Section 383 of the Code generally impose an annual limitation on the amount of NOLs and certain other tax attributes that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs with respect to BHC and/or NorthWestern, utilization of BHC and/or NorthWestern’s NOLs would be subject to an annual limitation under Section 382, generally determined by multiplying (1) the fair market value of its stock at the time of the ownership change by (2) the long-term tax-exempt rate published by the IRS for the month in which the ownership change occurs, subject to certain adjustments. Any unused annual limitation may be carried over to later years.

The completion of the Merger may cause BHC and/or NorthWestern to undergo an ownership change under Section 382, which would trigger a limitation (calculated as described above) on BHC's ability to utilize its and/or NorthWestern’s historic NOLs and other tax attributes.

Future sales or issuances of BHC common stock could have a negative impact on the BHC common stock price.

Under the terms of the Merger Agreement, NorthWestern shareholders will receive a fixed exchange ratio of 0.98 shares of BHC common stock for each share of NorthWestern common stock they own at the close of the Merger. Based on the 61,422,945 shares of NorthWestern common stock outstanding as of January 26, 2026, Northwestern shareholders would receive approximately 60,194,486 shares of BHC common stock upon the closing of the Merger. The treatment of outstanding equity awards of each of BHC and NorthWestern will vary depending on the type of award, its terms and conditions, and determinations made or to be made by each company or its board of directors, but additional shares, or cash in respect of share equivalents, would be issued to settle equity awards, and such shares are not reflected in the share totals included in the preceding sentence. The BHC common stock that NorthWestern shareholders will receive upon the exchange of NorthWestern common stock for the Merger consideration or in settlement of outstanding equity awards generally may be sold immediately in the public market. It is possible that some former NorthWestern shareholders may seek to sell some or all of the shares of BHC common stock they receive as Merger consideration, and the Merger Agreement contains no restriction on the ability of former NorthWestern shareholders to sell such shares of BHC common stock following completion of the Merger. Other BHC shareholders may also seek to sell shares of BHC common stock held by them following completion of the Merger. These sales or other dispositions of a significant number of shares of BHC common stock (or the perception that such sales or other dispositions may occur), coupled with the increase in the outstanding number of shares of BHC common stock as a result of the Merger (as well as any increase resulting from future issuances of BHC common stock), may affect the market for BHC common stock in an adverse manner and may cause the price of BHC common stock to fall.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a provider of essential utility services, our operations rely on complex information and operational technology systems that are increasingly targeted by sophisticated cyber adversaries, including nation-state actors, cyber-criminals, hacktivist organizations, and insiders. Recent incidents in the utility sector underscore the disruptive potential of cyberattacks on critical infrastructure, with adversaries leveraging emerging technologies such as artificial intelligence to exploit vulnerabilities and evade detection. To date, we have not experienced a cybersecurity incident that has had a material impact on our business or results of operations.

Risk Management and Strategy

Our enterprise risk management program, which incorporates cybersecurity risks that are identified through our dedicated cybersecurity risk management program, is designed to identify, report, and manage material risks and improvement opportunities, embedding risk management into business processes and decision-making at all levels. The enterprise risk management team works closely with our CSO and security governance and risk management team to evaluate and address material cybersecurity risks in alignment with our business strategy and operational needs.

Our cybersecurity risk management program is staffed by full-time cybersecurity professionals that utilizes a variety of tools and leverages industry-standard frameworks and assessments, including threat analysis and control self-assessments. Recognizing the risks associated with third-party providers, we conduct rigorous security assessments and benchmarking prior to engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. These assessments include vendor risk questionnaires, review of System and Organization Controls reports and continuous monitoring by our security governance and risk team.

We regularly engage assessors and auditors to validate the effectiveness of our controls and identify areas for improvement. Additionally, we utilize government and industry intelligence sources, and actively participate in peer groups and public-private partnerships to stay ahead of emerging threats. To strengthen our human defenses, we conduct ongoing cybersecurity training and monthly phishing simulations for all employees and contractors.

Our cybersecurity incident response plan includes procedures for identification, classification, communication, containment, eradication, recovery and communication of incidents. Escalation protocols ensure timely notification to senior management and our Board of Directors when materiality thresholds are met.

Governance

Our Board of Directors is responsible for the oversight of risks from cybersecurity threats. Our Chief Information and Transformation Officer provides our Board of Directors quarterly reports that summarize material cybersecurity threats and the countermeasures taken to mitigate the associated risks. These reports address a variety of topics including updates on strategic cyber initiatives, industry trends, threat vulnerability assessments, and efforts to prevent, detect, and respond to internal and external critical threats. From time to time, our Board of Directors also engages third-party consultants to provide further education about cybersecurity risks.

Our cybersecurity risk management program is led by our CSO, who has 35 years of experience in various roles involving managing information security of large-scale global security operations, including developing cybersecurity strategies and implementing effective information and cybersecurity programs. Our CSO maintains industry certifications, including an ISC2 Certified Information Systems Security Professional certification.

Through oversight of the cybersecurity risk management program, our CSO is continually informed about the status of the program, including the effectiveness of the process and controls to monitor, prevent, detect, mitigate, and remediate cybersecurity incidents. The CSO is also made aware of the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CSO, provides regular updates to the Chief Information and Transformation Officer and other members of our senior management team regarding all aspects related to cybersecurity risks and incidents.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Linden R. Evans, age 63, has been President and Chief Executive Officer since 2019. He served as - President and Chief Operating Officer from 2016 to 2018, and President and Chief Operating Officer - Utilities from 2004 to 2015. Mr. Evans served as the Vice President and General Manager of our former communication subsidiary in 2003 and 2004, and Associate Counsel from 2001 to 2003. Mr. Evans has 24 years of experience with the Company. As previously disclosed, Mr. Evans will retire following consummation of the Merger.

Marne M. Jones, age 52, has been Senior Vice President Chief Utility Officer since 2025. She served as Senior Vice President Utilities from 2023 to 2025, Vice President Electric Utilities from 2021 to 2023, Vice President Regulatory and Finance from 2018 to 2021, and Vice President Regulatory from 2016 to 2018. Ms. Jones has a total of 24 years of experience with the Company and has advanced through roles of increasing responsibility in finance, accounting, corporate services, regulatory, and utility operations.

Darren Nakata, age 52, joined the Company as Senior Vice President and Chief Legal Officer, Corporate Secretary and Chief Compliance Officer in October 2025. For the prior two decades Mr. Nakata held various leadership roles at companies and law firms, including NW Natural, a publicly traded natural gas, water, wastewater and renewable energy company, Vestas, a publicly traded global wind energy company, and Cravath, Swaine & Moore, a global law firm. Prior to becoming an attorney, he was an engineering consultant for several years.

Kimberly F. Nooney, age 55, has been Senior Vice President and Chief Financial Officer since 2023. She served as Vice President – Treasurer from 2015 to 2023, and also served as the Corporate Controller from 2018 to 2022. Ms. Nooney has a total of 29 years of experience with the Company across numerous roles within accounting, internal audit, corporate development, accounting systems, treasury, and financial planning and analysis.

Don Redden, age 54, joined the Company as Senior Vice Present and Chief Information and Transformation Officer in July 2025. Prior to joining the Company, Mr. Redden had over 25 years of IT leadership experience, including Vice President of Information Technology at Otter Tail Corporation, a publicly traded utility and diversified operations company, and leadership roles at Crary Industries, Microsoft, and the City of Moorhead.

Sarah A. Wiltse, age 47, has been Senior Vice President and Chief Human Resources Officer since October 2024. Prior to joining the Company, she was Vice President of Human Resources for ACCO Brands, a publicly traded global consumer goods company, from 2021 to October 2024, Director and Vice President Human Resources for Compass Minerals from 2018 to 2021, and held various leadership roles at Union Pacific from 2004 to 2018.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol BKH. As of January 31, 2026, we had 2,975 common shareholders of record and approximately 95,000 beneficial owners.

COMPARATIVE STOCK PERFORMANCE

The following performance graph compares the cumulative total stockholder return from BHC common stock, as compared with the S&P 500 Index, S&P 500 Utilities index, and our Performance Peer Group for the past five years. The graph assumes an initial investment of $100 on December 31, 2020, and assumes all dividends were reinvested. The stockholder return shown below for the five-year historical period may not be indicative of future performance. The information in this "Comparative Stock Performance" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

	As of December 31,
	2020	2021	2022	2023	2024	2025
Black Hills Corporation	$100.00	$118.88	$122.53	$98.10	$111.34	$137.97
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Utilities	100.00	117.67	119.51	111.05	137.07	159.06
Performance Peer Group (a)	100.00	117.12	118.47	108.16	128.82	143.83

____________________

(a)
Performance Peer Group represents the Edison Electric Institute Index, which was used in our 2025 Proxy Statement filed with the SEC on March 14, 2025.

DIVIDENDS

For information concerning dividends, our dividend policy and factors that may limit our ability to pay dividends, see “Liquidity and Capital Resources” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

UNREGISTERED SECURITIES ISSUED

There were no unregistered securities sold during 2025.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 12 in this Annual Report on Form 10-K for information regarding Securities Authorized for Issuance Under Equity Compensation Plans.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains monthly information about our acquisitions of equity securities for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	1	$60.49	—	—
November 1, 2025 - November 30, 2025	4,373	$69.30	—	—
December 1, 2025 - December 31, 2025	1	$72.46	—	—
Total	4,375	$69.30	—	—

____________________

(a)
Shares were acquired under the share withholding provisions of the Amended and Restated 2015 Omnibus Incentive Plan for payment of taxes associated with the vesting of various equity compensation plans.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a customer-focused energy solutions provider with a mission of Improving Life with Energy for 1.37 million customers and 800+ communities we serve. Our aspiration is to be the trusted energy partner across our growing eight-state footprint, including Arkansas, Colorado, Iowa, Kansas, Montana, Nebraska, South Dakota, and Wyoming. Our strategy is centered on four priorities: People & Culture—build a team that wins together, Operational Excellence—relentlessly deliver on our commitment to serve our customers, Transformation—transform to a simple and connected company and Growth—grow to be a dominant long-term energy provider.

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

We have provided energy and served customers for 142 years, since the 1883 gold rush days in Deadwood, South Dakota. Throughout our history, the common thread that unites the past to the present is our commitment to serve our customers and communities. By being responsive and service focused, we can help our customers and communities thrive while meeting rapidly changing customer expectations.

Recent Developments

Pending Merger with NorthWestern

On August 18, 2025, we entered into the Merger Agreement with NorthWestern and Merger Sub. See Note 17 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion about the pending Merger.

One Big Beautiful Bill Act

See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for discussion surrounding the OBBBA.

Trade Tariffs

Trade tariffs have been enacted over the last several months through presidential executive orders affecting products exported by several U.S. trading partners, and retaliatory tariffs have been imposed by some of these trading partners. While some tariffs scheduled to take effect were temporarily suspended, broad tariffs remain in effect with the possibility of additional tariffs being imposed. We are currently unable to predict the impact that recently imposed and possible future tariffs may have on our business. Trade tariffs have not had a material impact on our operations of financial performance to date. We are closely monitoring the impacts of trade tariffs and the potential effect they may have on our financial positions, results of operations, or cash flows.

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent rate review activity for Colorado Electric.

•
In December 2025, the Ready Wyoming project was fully completed and placed in service and now interconnects South Dakota Electric’s and Wyoming Electric’s transmission systems. Ready Wyoming was originally announced in November 2021 and construction commenced in late 2023. The project provides customers long-term price stability and greater flexibility as power markets develop in the western United States. This project is also expected to enable economic growth in Wyoming, expand access to renewable resources and facilitate additional renewable development across wind- and sun-rich resource areas.

•
In 2025, Wyoming Electric continued to grow its large-load demand from existing data center customers, Microsoft and Meta, under its LPCS Tariff. In July 2024, Wyoming Electric announced it would partner with Meta to provide power for its AI data center. Meta's new AI data center plans to transition from construction power to permanent service later in the first quarter of 2026. We are also actively negotiating with prospective new data center customers that would further grow our load pipeline under Wyoming Electric's LPCS Tariff and also through strategic investments in new transmission and generation.
•
In 2025, Wyoming Electric set multiple all-time and winter records for System Peak Demand. The most recent all-time peak of 379 MW was set on June 20, 2025 and the most recent winter peak of 375 MW was set on November 30, 2025. Prior to 2025, the previous all-time and winter peak was 314 MW set on January 11, 2024.

•
On March 28, 2025, South Dakota Electric filed a CPCN with the WPSC for the Lange II project, which was approved in June 2025. The new facility began construction in the third quarter of 2025 and is anticipated to be in service in the fourth quarter of 2026. The addition of these resources will replace generation facilities planned for retirement and support updated planning reserve margin requirements.

•
In 2025, Colorado Electric received CPUC approval for the addition of 250 MW of new renewable generation resources in support of its Clean Energy Plan, which included a 50-MW utility-owned battery storage project and a 200-MW solar PPA. On November 3, the CPUC approved the CPCN for the 50-MW battery storage project. During the first quarter of 2026, Colorado Electric expects to execute the 200-MW solar PPA.

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

•
On March 6, 2025, the state of Wyoming enacted comprehensive wildfire liability mitigation legislation (HB0192), effective July 1, 2025. The legislation provides material liability protections for a utility that complies with its commission-approved wildfire mitigation plan. In November 2025, we filed our WMP with the WPSC and anticipate approval in March 2026.

Gas Utilities

•
See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for recent rate review activity for Arkansas Gas, Iowa Gas, Kansas Gas, and Nebraska Gas.

Corporate and Other

•
See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding our corporate Revolving Credit Facility, October 2, 2025 debt offering and ATM program activity.

Results of Operations

Our discussion and analysis for the year ended December 31, 2025, compared to 2024, is included herein. For discussion and analysis for the year ended December 31, 2024, compared to 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 12, 2025.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	For the Years Ended December 31,
	2025	2024	2025 vs 2024 Variance	2023	2024 vs 2023 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$222.5	$233.0	$(10.5)	$248.8	$(15.8)
Gas Utilities	320.8	271.3	49.5	228.8	42.5
Corporate and Other (a)	(5.8)	(1.2)	(4.6)	(4.9)	3.7
Operating Income	537.5	503.1	34.4	472.7	30.4

Interest expense, net	(200.1)	(181.7)	(18.4)	(167.9)	(13.8)
Other income (expense), net	6.1	(1.4)	7.5	(3.2)	1.8
Income tax (expense)	(43.7)	(36.3)	(7.4)	(25.6)	(10.7)
Net income	299.8	283.7	16.1	276.0	7.7
Net income attributable to non-controlling interest	(8.2)	(10.6)	2.4	(13.8)	3.2
Net income available for common stock	$291.6	$273.1	$18.5	$262.2	$10.9

Weighted average common shares outstanding, Diluted	73.2	69.9	3.3	67.1	2.8
Total earnings per share of common stock, Diluted	$3.98	$3.91	$0.07	$3.91	$(0.00)

(a)
Includes inter-segment eliminations.

2025 Compared to 2024

•
Electric Utilities’ operating income decreased $10.5 million primarily due to higher operating expenses, unplanned generation outages, lower transmission services revenues and unfavorable weather partially offset by new rates and rider recovery;

•
Gas Utilities’ operating income increased $49.5 million primarily due to new rates and rider recovery driven by the Arkansas Gas, Iowa Gas, Kansas Gas, and Nebraska Gas rate reviews and favorable weather partially offset by unfavorable retail customer usage and higher operating expenses;

•
Corporate and Other operating (loss) increased by $4.6 million primarily due to costs related to the pending Merger partially offset by a one-time favorable true-up from the consolidation of our Captive;

•
Net interest expense increased $18.4 million due to higher interest rates on long-term debt, higher CP Program borrowings and lower interest income partially offset by higher AFUDC debt;

•
Other income, net increased $7.5 million primarily due to higher AFUDC equity driven by construction work-in-progress balances and higher investment income from our Captive;

•
Income tax (expense) increased $7.4 million primarily due to higher pre-tax income and a higher effective tax rate; and

•
Net income attributable to non-controlling interest decreased $2.4 million due to lower net income from Black Hills Colorado IPP primarily driven by unplanned generation outages.

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

We believe that Electric and Gas Utility margin provides a useful basis for evaluating our segment operating results since our Utilities have regulatory mechanisms that allow them to pass prudently incurred costs of energy through to the customer in current rates. As a result, management uses Electric and Gas Utility margin internally when assessing the financial performance of our operating segments as this measure excludes the majority of revenue fluctuations caused by changes in these costs of energy. Similarly, the presentation of Electric and Gas Utility margin is intended to supplement investors’ understanding of operating performance.

Our Electric and Gas Utility margin measure may not be comparable to other companies’ Electric and Gas Utility margin measures. The following table includes a reconciliation of Electric and Gas Utility margin to Gross margin, the most directly comparable GAAP measure:

	Electric Utilities			Gas Utilities
	For the Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	(in millions)
Revenue	$942.8	$876.1	$865.0	$1,382.8	$1,269.4	$1,484.2
Fuel, purchased power and cost of natural gas sold	(259.6)	(206.4)	(200.1)	(572.3)	(524.3)	(783.2)
Operations and maintenance (a)	(170.3)	(156.5)	(153.2)	(170.6)	(172.0)	(174.0)
Depreciation and amortization	(152.4)	(145.3)	(142.6)	(131.4)	(124.7)	(113.9)
Taxes other than income taxes	(37.1)	(38.8)	(37.3)	(30.3)	(28.4)	(29.6)
Gross margin (GAAP)	$323.4	$329.1	$331.8	$478.2	$420.0	$383.5
Operations and maintenance (a)	170.3	156.5	153.2	170.6	172.0	174.0
Depreciation and amortization	152.4	145.3	142.6	131.4	124.7	113.9
Taxes other than income taxes	37.1	38.8	37.3	30.3	28.4	29.6
Electric and Gas Utility margin (non-GAAP)	$683.2	$669.7	$664.9	$810.5	$745.1	$701.0

(a)
Operations and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operations and maintenance expenses at our electric generation facilities, operations and maintenance expenses at our WRDC coal mine, and electric and gas transmission and distribution expenses. These amounts are included in the table above to calculate gross margin in accordance with GAAP. These amounts excluded operations and maintenance expenses not directly attributable to revenue-producing activities of $100.9 million, $96.1 million, and $83.0 million for the years ended 2025, 2024, and 2023, respectively, for the Electric Utilities and $157.4 million, $148.7 million, and $154.7 million for the years ended 2025, 2024, and 2023, respectively, for the Gas Utilities.

Electric Utilities

Operating results for the years ended December 31 for the Electric Utilities were as follows:

	2025	2024	2025 vs 2024 Variance	2023	2024 vs 2023 Variance
	(in millions)
Total revenue	$942.8	$876.1	$66.7	$865.0	$11.1
Fuel and purchased power:	259.6	206.4	53.2	200.1	6.3
Electric Utility margin (non-GAAP)	683.2	669.7	13.5	664.9	4.8

Operations and maintenance	271.2	252.6	18.6	236.2	16.4
Depreciation and amortization	152.4	145.3	7.1	142.6	2.7
Taxes other than income taxes	37.1	38.8	(1.7)	37.3	1.5
	460.7	436.7	24.0	416.1	20.6

Operating income	$222.5	$233.0	$(10.5)	$248.8	$(15.8)

2025 Compared to 2024

•
Electric Utility margin increased as a result of:

(in millions)
New rates and rider recovery	$25.0
Retail customer growth and usage	1.9
Transmission services	(5.9)
Weather	(2.7)
Off-system excess energy sales	(1.8)
Other	(3.0)
$13.5

•
Operations and maintenance expense increased primarily due to $5.5 million of higher outside services expenses, $4.8 million of expenses related to unplanned generation outages, $3.7 million of higher employee costs and $1.5 million from higher insurance expense primarily driven by higher excess liability premiums. Other unfavorable variances, none of which were individually significant, comprised the remainder of the difference when compared to the same period in 2024.

•
Depreciation and amortization increased primarily due to a higher asset base driven by capital expenditures.

•
Taxes other than income taxes were comparable to 2024.

Operating Statistics

	Revenue			Quantities Sold
	For the year ended December 31,			For the year ended December 31,
By Customer Class	2025	2024	2023	2025	2024	2023
	(in millions)			(in GWh)
Retail Revenue -
Residential	$248.2	$234.8	$224.5	1,461.5	1,471.9	1,438.5
Commercial	279.4	263.6	254.5	2,068.1	2,091.4	2,074.4
Industrial (a)	201.0	168.9	157.3	2,615.4	2,169.8	2,094.8
Municipal	17.8	17.0	17.5	142.1	147.1	150.9
Other Retail	14.0	14.3	12.3	—	—	—
Subtotal Retail Revenue - Electric	760.4	698.6	666.1	6,287.1	5,880.2	5,758.6
Wholesale	21.7	26.8	34.2	483.0	589.4	699.7
Market - off-system sales	51.9	34.8	50.9	896.7	765.6	737.9
Transmission	45.2	52.2	47.1	—	—	—
Other (b)	63.6	63.7	66.7	—	—	—
Total Revenue and Quantities Sold	$942.8	$876.1	$865.0	7,666.8	7,235.2	7,196.2
Other Uses, Losses or Generation, net (c)				476.8	390.3	463.5
Total Energy				8,143.6	7,625.5	7,659.7

(a)
The increase in industrial revenues and quantities sold for 2025 compared to 2024 was primarily driven by Wyoming Electric LPCS Tariff and BCIS Tariff customers.
(b)
Primarily related to Integrated Generation, inter-segment rent, and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue			Quantities Sold
	For the year ended December 31,			For the year ended December 31,
By Business Unit	2025	2024	2023	2025	2024	2023
	(in millions)			(in GWh)
Colorado Electric	$287.3	$276.9	$285.7	2,218.1	2,392.7	2,397.2
South Dakota Electric	341.6	322.0	321.1	2,683.2	2,556.5	2,554.3
Wyoming Electric	270.0	234.3	212.2	2,676.8	2,190.1	2,124.1
Integrated Generation	43.9	42.9	46.0	88.7	95.9	120.6
Total Revenue and Quantities Sold	$942.8	$876.1	$865.0	7,666.8	7,235.2	7,196.2

	For the year ended December 31,
Quantities Generated and Purchased by Fuel Type	2025	2024	2023
	(in GWh)
Generated:
Coal (a)	2,075.0	2,478.3	2,683.4
Natural Gas	2,389.4	2,239.1	2,021.4
Wind	602.9	660.2	678.5
Total Generated	5,067.3	5,377.6	5,383.3
Purchased:
Coal, Natural Gas, Diesel Oil and Other Market Purchases	1,860.6	1,117.8	1,842.9
Wind and Solar	1,215.7	1,130.1	433.5
Total Purchased (b)	3,076.3	2,247.9	2,276.4

Total Generated and Purchased	8,143.6	7,625.5	7,659.7

(a)
The decrease in coal generation for 2025 compared to 2024 was primarily driven by unplanned outages at Wygen III.
(b)
The increase in total purchases for 2025 compared to 2024 was primarily driven by increased demand from Wyoming Electric LPCS Tariff and BCIS Tariff customers and unplanned outages at Wygen III as discussed in (a) above.

	For the year ended December 31,
Quantities Generated and Purchased by Business Unit	2025	2024	2023
	(in GWh)
Generated:
Colorado Electric	742.4	865.0	653.9
South Dakota Electric	1,758.1	2,045.4	2,018.5
Wyoming Electric	891.7	866.5	908.3
Integrated Generation	1,675.1	1,600.7	1,802.5
Total Generated	5,067.3	5,377.6	5,383.2
Purchased:
Colorado Electric	350.3	447.4	588.2
South Dakota Electric	1,034.0	590.7	604.6
Wyoming Electric	1,637.1	1,147.7	1,028.5
Integrated Generation	54.9	62.1	55.2
Total Purchased	3,076.3	2,247.9	2,276.5

Total Generated and Purchased	8,143.6	7,625.5	7,659.7

	For the year ended December 31,
	2025		2024		2023
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	5,104	(1)%	4,926	(8)%	5,330	1%
South Dakota Electric	6,511	(7)%	6,311	(13)%	6,969	(4)%
Wyoming Electric	6,378	(5)%	6,272	(10)%	6,783	(1)%
Combined (a)	5,850	(4)%	5,676	(10)%	6,185	(1)%

Cooling Degree Days:
Colorado Electric	1,016	(13)%	1,269	11%	1,046	(10)%
South Dakota Electric	778	18%	913	49%	497	(21)%
Wyoming Electric	337	(30)%	491	7%	329	(30)%
Combined (a)	796	(7)%	989	20%	713	(15)%

(a)
Degree days are calculated based on a weighted average of total customers by state.

	For the year ended December 31,
Contracted generating facilities Availability (a) by fuel type	2025	2024	2023
Coal (b)	77.7%	89.8%	93.7%
Natural gas and diesel oil (b)	92.6%	92.9%	92.1%
Wind	82.5%	90.6%	92.5%
Total availability	86.9%	91.7%	92.6%

Wind Capacity Factor (a)	34.2%	36.7%	37.4%

(a)
Availability and Wind Capacity Factor are calculated using a weighted average based on capacity of our generating fleet.
(b)
2025 included unplanned outages at Wygen III, Pueblo Airport Generation #4-5 and Busch Ranch I and II. 2024 included unplanned outages at Wygen I and Pueblo Airport Generation #4-5.

Gas Utilities

Operating results for the years ended December 31 for the Gas Utilities were as follows:

	2025	2024	2025 vs 2024 Variance	2023	2024 vs 2023 Variance
	(in millions)
Total revenue	$1,382.8	$1,269.4	$113.4	$1,484.2	$(214.8)
Cost of natural gas sold	572.3	524.3	48.0	783.2	(258.9)
Gas Utility margin (non-GAAP)	810.5	745.1	65.4	701.0	44.1

Operations and maintenance	328.0	320.7	7.3	328.7	(8.0)
Depreciation and amortization	131.4	124.7	6.7	113.9	10.8
Taxes other than income taxes	30.3	28.4	1.9	29.6	(1.2)
	489.7	473.8	15.9	472.2	1.6

Operating income	$320.8	$271.3	$49.5	$228.8	$42.5

2025 Compared to 2024

•
Gas Utility margin increased as a result of:

(in millions)
New rates and rider recovery	$60.9
Weather	10.9
Transport and transmission	3.3
Retail customer growth	4.3
Retail customer usage	(11.0)
Other	(3.0)
$65.4

•
Operations and maintenance expense increased primarily due to $3.2 million of higher insurance expense primarily driven by higher excess liability premiums, $1.3 million of increased bad debt expense attributable to higher customer billings and $1.3 million of higher IT-related costs. Other unfavorable variances, none of which were individually significant, comprised the remainder of the difference when compared to the same period in 2024.

•
Depreciation and amortization increased primarily due to a higher asset base driven by capital expenditures.

•
Taxes other than income taxes were comparable to 2024.

Operating Statistics

	Revenue			Quantities Sold and Transported
	For the year ended December 31,			For the year ended December 31,
By Customer Class	2025	2024	2023	2025	2024	2023
	(in millions			(Dth in millions)
Retail Revenue -
Residential	$770.2	$691.9	$830.3	59.9	56.7	60.1
Commercial	292.9	266.3	337.3	29.4	28.4	29.4
Industrial	27.2	23.7	33.1	5.2	6.0	5.7
Other Retail (a)	34.6	40.7	48.1	—	—	—
Subtotal Retail Revenue - Gas	1,124.9	1,022.6	1,248.8	94.5	91.1	95.2
Transportation	194.4	178.2	176.8	166.7	159.2	159.8
Other (b)	63.5	68.6	58.6	—	—	—
Total Revenue and Quantities Sold	$1,382.8	$1,269.4	$1,484.2	261.2	250.3	255.0

(a)
Includes Black Hills Energy Services revenue under the Choice Gas Program.
(b)
Includes inter-segment rent and non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.

	Revenue			Quantities Sold and Transported
	For the year ended December 31,			For the year ended December 31,
By Business Unit	2025	2024	2023	2025	2024	2023
	(in millions)			(Dth in millions)
Arkansas Gas	$286.5	$248.8	$268.9	32.5	29.9	30.2
Colorado Gas	251.8	278.8	313.6	30.6	31.0	32.8
Iowa Gas	197.6	162.3	213.6	39.6	37.3	37.9
Kansas Gas	160.4	130.4	155.6	37.0	34.8	35.5
Nebraska Gas	344.5	304.5	366.1	85.1	80.3	82.2
Wyoming Gas	142.0	144.6	166.4	36.4	37.0	36.4
Total Revenue and Quantities Sold	$1,382.8	$1,269.4	$1,484.2	261.2	250.3	255.0

	For the year ended December 31,
	2025		2024		2023
Heating Degree Days	Actual	Variance From Normal	Actual	Variance From Normal	Actual	Variance From Normal
Arkansas Gas (a)	3,256	(9)%	2,998	(20)%	3,197	(17)%
Colorado Gas	5,416	(7)%	5,662	(7)%	5,916	(4)%
Iowa Gas	6,318	(1)%	5,543	(16)%	5,921	(12)%
Kansas Gas (a)	4,530	---	4,092	(12)%	4,387	(8)%
Nebraska Gas (a)	5,630	(3)%	5,172	(13)%	5,579	(8)%
Wyoming Gas	6,727	(7)%	6.641	(10)%	7,385	8%
Combined (b)	5,802	(5)%	5.517	(11)%	6,006	(4)%

(a)
Arkansas Gas and Kansas Gas have weather normalization mechanisms that mitigate the weather impact on Gas Utility margins. Nebraska Gas received NPSC approval to implement a two-year pilot program for a weather normalization mechanism which was effective August 1, 2025.
(b)
Heating degree days are calculated based on a weighted average of total customers by state excluding Kansas Gas and Nebraska Gas (effective in August 2025) due to their weather normalization mechanisms. Arkansas Gas is partially excluded based on the weather normalization mechanism in effect from November through April.

Corporate and Other

Corporate and Other consists of certain unallocated expenses for administrative activities that support our operating segments. Corporate and Other also includes our Captive, business development activities that are not part of our operating segments, and inter-segment eliminations.

Corporate and Other operating results for the years ended December 31 were as follows:

	2025	2024	2025 vs 2024 Variance	2023	2024 vs 2023 Variance
	(in millions)
Operating (loss)	$(5.8)	$(1.2)	$(4.6)	$(4.9)	$3.7

2025 Compared to 2024

•
Operating loss increased primarily due to $9.9 million of costs related to the pending Merger partially offset by a one-time favorable true-up from the consolidation of our Captive.

Consolidated Interest Expense, Other Income (Expense) and Income Tax (Expense)

	2025	2024	2025 vs 2024 Variance	2023	2024 vs 2023 Variance
	(in millions)
Interest expense, net	$(200.1)	$(181.7)	$(18.4)	$(167.9)	$(13.8)
Other income (expense), net	6.1	(1.4)	7.5	(3.2)	1.8
Income tax (expense)	(43.7)	(36.3)	(7.4)	(25.6)	(10.7)

2025 Compared to 2024

•
Interest expense, net increased primarily due to higher interest rates on long-term debt, higher CP Program borrowings and lower interest income partially offset by higher AFUDC debt driven by construction work-in-progress balances related to the Lange II and Ready Wyoming projects;

•
Other income, net increased due to higher AFUDC equity driven by construction work-in-progress balances related to the Lange II and Ready Wyoming projects and higher investment income from our Captive;

•
Income tax (expense) increased primarily due to higher pre-tax income. The effective tax rate was 12.7% for 2025 and 11.3% for 2024. The higher effective tax rate was primarily driven by the non-deductibility of certain costs related to the pending Merger and lower flow-through tax benefits related to repair costs. See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details.

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

We believe that our cash on hand, operating cash flows, existing borrowing capacity, and ability to complete new debt and equity financings, taken in their entirety, provide sufficient capital resources to support and grow our business.

The following table provides an informational summary of our liquidity and capital structure as of December 31:

	2025	2024
	(dollars in millions)
Cash and cash equivalents	$182.8	$16.1
Available capacity under Revolving Credit Facility and CP Program (a)	746.8	612.7
Available liquidity	$929.6	$628.8

Capital structure
Short-term debt	$-	$133.8
Long-term debt	4,701.1	4,250.2
Total debt	4,701.1	4,384.0
Total stockholders' equity (excludes non-controlling interest)	3,823.6	3,501.5
Total capitalization	$8,524.7	$7,885.5

Debt to capitalization	55.1%	55.6%
Long-term debt to total debt	100.0%	96.9%

(a)
Available capacity under Revolving Credit Facility and CP Program represents $750 million of total borrowing capacity less outstanding borrowings and letters of credit. See Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

Future Financing Plans

We plan to support and grow our business by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, and the issuance of common stock under our ATM program or in a secondary offering. We plan to re-finance our $400 million, 3.15%, senior unsecured notes due January 2027, at or before the maturity date. Additionally, our current shelf registration statement expires in 2026 and we expect to file a new shelf registration statement to replace it.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the years ended December 31:

Operating Activities:

	2025	2024	2025 vs 2024 Variance	2023	2024 vs 2023 Variance
	(in millions)
Net income	$299.8	$283.7	$16.1	$276.0	$7.7
Non-cash adjustments to Net income	372.1	350.5	21.6	313.5	37.0
Total earnings	671.9	634.2	37.7	589.5	44.7
Changes in certain operating assets and liabilities:
Materials, supplies and fuel, Accounts receivable and other current assets	(62.8)	(12.5)	(50.3)	255.9	(268.4)
Accounts payable and accrued liabilities	24.0	28.8	(4.8)	(109.9)	138.7
Regulatory assets	59.1	90.0	(30.9)	236.8	(146.8)
Net inflow from changes in certain operating assets and liabilities	20.3	106.3	(86.0)	382.8	(276.5)
Other operating activities	(18.8)	(21.2)	2.4	(27.9)	6.7
Net cash provided by operating activities	$673.4	$719.3	$(45.9)	$944.4	$(225.1)

2025 Compared to 2024

Net cash provided by operating activities was $45.9 million lower which was attributable to:

•
Total earnings (net income plus non-cash adjustments) were $37.7 million higher primarily as a result of new rates and rider recovery, increased demand from LPCS Tariff and BCIS Tariff customers partially offset by higher operating expenses and higher net interest expense.

•
Net inflows from changes in certain operating assets and liabilities were $86.0 million lower, primarily attributable to:

o
Cash outflows increased by approximately $50.3 million as a result of changes in accounts receivable and other current assets primarily due to higher natural gas in storage inventories driven by fluctuations in commodity prices;

o
Cash inflows decreased by approximately $4.8 million as a result of changes in accounts payable and other current liabilities primarily driven by fluctuations in commodity prices, remediation costs for our manufactured gas plant site in Iowa and changes in other working capital requirements; and

o
Cash inflows decreased by approximately $30.9 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of our Winter Storm Uri regulatory asset as recovery is now complete in most of our jurisdictions.

•
Cash outflows decreased $2.4 million from other operating activities.

Investing Activities:

	2025	2024	2025 vs 2024 Variance	2023	2024 vs 2023 Variance
	(in millions)
Capital expenditures	$(819.8)	$(744.2)	$(75.6)	$(555.6)	$(188.6)
Other investing activities	(8.4)	(1.8)	(6.6)	18.9	(20.7)
Net cash (used in) investing activities	$(828.2)	$(746.0)	$(82.2)	$(536.7)	$(209.3)

2025 Compared to 2024

Net cash used in investing activities was $82.2 million higher which was attributable to:

•
Cash outflows from capital expenditures (which are net of contributions in aid of construction) increased $75.6 million primarily as a result of the Ready Wyoming and Lange II projects and prior year receipts related to contributions in aid of construction for data center projects in Wyoming partially offset by prior year expenditures from Black Hills Energy Renewable Resources' acquisition of an RNG production facility at a landfill in Dubuque, Iowa; and

•
Cash outflows increased $6.6 million for other investing activities primarily due to higher AFUDC debt driven by construction work-in-progress balances related to the Lange II and Ready Wyoming projects.

Financing Activities:

	2025	2024	2025 vs 2024 Variance	2023	2024 vs 2023 Variance
	(in millions)
Dividends paid on common stock	$(197.9)	$(182.3)	$(15.6)	$(168.1)	$(14.2)
Common stock issued	219.2	181.4	37.8	118.3	63.1
Short-term and long-term debt borrowings (repayments), net	316.2	(16.2)	332.4	(260.6)	244.4
Distributions to non-controlling interests	(9.8)	(17.4)	7.6	(18.3)	0.9
Other financing activities	(5.9)	(8.4)	2.5	(13.0)	4.6
Net cash provided by (used in) financing activities	$321.8	$(42.9)	$364.7	$(341.7)	$298.8

2025 Compared to 2024

Net cash provided by financing activities was $364.7 million higher which was primarily attributable to:

•
Cash outflows increased $15.6 million due to the increased dividend rate per share and increased number of common shares outstanding;

•
Cash inflows increased $37.8 million due to increased issuances of common stock;

•
Net inflows from changes in short-term and long-term debt (repayments) borrowings increased $332.4 million due to timing of repayments and borrowing activity. Proceeds from the issuance of $450 million of senior unsecured notes in October 2025 were used to repay our $300 million senior unsecured notes in January 2026. In 2024, proceeds from the issuance of $450 million senior unsecured notes in May 2024, along with available cash and short-term borrowings under our existing facilities, were used to repay $600 million senior unsecured notes in August 2024;

•
Distributions to non-controlling interests decreased $7.6 million due to lower net income from Black Hills Colorado IPP primarily driven by unplanned generation outages; and

•
Cash outflows decreased by $2.5 million for other financing activities.

CAPITAL RESOURCES

Shelf Registration Statement

We maintain an effective shelf registration statement with the SEC under which we may issue, from time to time, an unspecified amount of senior debt securities, subordinate debt securities, common stock, preferred stock, warrants, and other securities. Our current shelf registration statement expires in 2026 and we expect to file a new shelf registration statement to replace it.

Short-term Debt

For more information on our Revolving Credit Facility and CP Program, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Long-term Debt

For information on our long-term debt, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Financial Covenants

The Revolving Credit Facility and Wyoming Electric’s financing agreements contain covenant requirements. We were in compliance with these covenants as of December 31, 2025. See additional information in Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The following table represents the credit ratings and rating outlook of BHC as of the date of this report:

Rating Agency	Senior Unsecured Rating	Outlook
S&P (a)	BBB+	Stable
Moody’s (b)	Baa2	Stable

(a)
On August 19, 2025, S&P affirmed our BBB+ rating and maintained a Stable outlook.
(b)
On August 19, 2025, Moody's affirmed our Baa2 rating and maintained a Stable outlook.

The following table represents the credit ratings of South Dakota Electric as of the date of this report:

Rating Agency	Senior Secured Rating
S&P (a)	A

(a)
On August 19, 2025, S&P affirmed A rating.

CAPITAL REQUIREMENTS

Capital Expenditures

Capital expenditures are a substantial portion of our cash requirements each year and we continue to forecast a robust capital expenditure program during the next five years. A key strategic focus is to modernize and harden our utility infrastructure to meet customers’ and communities’ varied energy needs and ensure the continued delivery of safe, reliable and cost-effective energy. In addition, we invest in the expansion, capacity, and integrity of our systems to meet customer growth. A significant portion of our capital expenditures are included in utility rate base and eligible for recovery from our utility customers with regulatory approval. Those capital expenditures also earn a rate of return authorized by the commissions in the jurisdictions in which we operate.

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

As of December 31, 2025, we estimate our five-year capital investment to be approximately $4.7 billion, with most of that investment targeted toward upgrading existing utility infrastructure, supporting customer and community growth needs, and complying with safety requirements. Our actual 2025 and forecasted capital expenditures for the next five years from 2026 through 2030 are as follows:

	Actual (a)	Forecasted (b)
Capital Expenditures by Segment (minor differences may result due to rounding)	2025	2026	2027	2028	2029	2030
	(in millions)
Electric Utilities	$481	$471	$367	$455	$356	$391
Gas Utilities	397	396	455	507	591	552
Corporate and Other	11	39	22	21	22	25
Total	$890	$906	$844	$983	$969	$968

(a)
Includes accruals for property, plant and equipment as disclosed as supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements in this Annual Report on Form 10-K. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.
(b)
Projects are being evaluated by our segments for timing, cost and other factors

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

Common Stock Dividends

2025 represented our 55th consecutive year of increasing dividends. In January 2026, our Board of Directors declared a quarterly dividend of $0.703 per share, equivalent to an annual dividend of $2.812 per share. We continue to target a dividend payout ratio of 55% to 65% of net income. A dependable and increasing dividend is an important component of our strategy for delivering long-term value for our shareholders. Pursuant to the Merger Agreement, we agreed we would not increase our dividends by more than 4% over the prior year dividend amount during the pendency of the Merger without NorthWestern's consent.

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

The table below provides our dividends paid, dividend payout ratio, and dividends paid per share for the three years ended December 31:

	2025	2024	2023
	(Dividends Paid in millions)
Common Stock Dividends Paid	$197.9	$182.3	$168.1
Dividend Payout Ratio	68%	66%	64%
Dividends Per Share	$2.70	$2.60	$2.50

Defined Benefit Pension Plan

We have one defined benefit pension plan, the Black Hills Retirement Plan (Pension Plan). The unfunded status of the Pension Plan is defined as the amount the projected benefit obligation exceeds the plan assets. The unfunded status of the Pension Plan is $42.2 million as of December 31, 2025, compared to $41.4 million as of December 31, 2024. See further information in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Collateral Requirements

Our Utilities maintain wholesale commodity contracts for the purchases and sales of electricity and natural gas which have performance assurance provisions that allow the counterparty to require collateral postings under certain conditions, including when requested on a reasonable basis due to a deterioration in our financial condition or nonperformance. A significant downgrade in our credit ratings, such as a downgrade to a level below investment grade, could result in counterparties requiring collateral postings under such adequate assurance provisions. The amount of credit support that we may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price, open positions, and the amounts owed by or to the counterparty. At December 31, 2025, we had sufficient liquidity to cover collateral that could be required to be posted under these contracts. The cash collateral we were required to post at December 31, 2025, was not material. See Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

As of December 31, 2025, and 2024, we had total regulatory assets of $394.7 million and $427.7 million, respectively, and total regulatory liabilities of $588.2 million and $568.7 million, respectively. See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units and determining the fair value of the reporting unit. We have determined that the reporting units for goodwill impairment testing are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available. We estimate the fair value of our reporting units using a combination of an income approach, which estimates fair value based on discounted future cash flows, and a market approach, which estimates fair value based on market comparables within the utility and energy industry. These valuations require significant judgments, including, but not limited to: 1) estimates of future cash flows, based on our internal five-year business plans and adjusted as appropriate for our view of market participant assumptions, with long range cash flows estimated using a terminal value calculation; 2) estimates of long-term growth rates for our businesses; 3) the determination of an appropriate weighted-average cost of capital or discount rate; and 4) the utilization of market information such as financial estimates from comparative peer companies and recent sales transactions for comparable assets within the utility and energy industry. Varying by reporting unit, weighted average cost of capital in the range of 6.7% to 7.2% and long-term growth rate projections of 1.75% were utilized in the goodwill impairment test performed as of October 1, 2025. Although 1.75% was used for a long-term growth rate projection, the short-term projected growth rate is higher with planned recovery of capital investments through rider mechanisms and rate reviews. Under the market approach, we estimate fair value using multiples derived from enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, we add a reasonable control premium when calculating fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants.

The estimates and assumptions used in our impairment assessments are based on available market information and we believe they are reasonable. However, variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

For the years ended December 31, 2025, 2024, and 2023, there were no impairment losses recorded. At December 31, 2025, the fair value exceeded the carrying value at all reporting units.

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

At December 31, 2025, and 2024, a 10% change in market prices for our derivative instruments would not materially impact pre-tax income, the fair values of our derivative assets and liabilities, or OCI.

See additional commodity risk and derivative information in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Interest Rate Risk

Periodically, we have engaged in activities to manage risks associated with changes in interest rates. We have utilized pay-fixed interest rate swap agreements to reduce exposure to interest rate fluctuations associated with floating rate debt obligations and anticipated debt refinancings. At December 31, 2025, we had no interest rate swaps in place. Further details of past swap agreements are set forth in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

At December 31, 2025, 99.8% of our debt is fixed rate debt, which limits our exposure to variable interest rate fluctuations. A hypothetical 100 basis point increase in the benchmark rate on our variable rate debt would not materially impact pre-tax interest expense for the years ended December 31, 2025, and 2024, respectively. See Note 8 for further information on cash amounts outstanding under short- and long-term variable rate borrowings.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission “COSO”. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of Black Hills Corporation’s financial statements, has issued an attestation report on the effectiveness of Black Hills Corporation's internal control over financial reporting as of December 31, 2025. Deloitte & Touche LLP's report on Black Hills Corporation's internal control over financial reporting is included herein.

Black Hills Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 11, 2026

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Black Hills Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Black Hills Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 11, 2026

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	December 31, 2025	December 31, 2024	December 31, 2023
	(in millions, except per share amounts)
Revenue	$2,310.0	$2,127.7	$2,331.3

Operating expenses:
Fuel, purchased power and cost of natural gas sold	831.5	730.3	982.9
Operations and maintenance	589.8	557.0	552.0
Depreciation and amortization	283.8	270.1	256.8
Taxes other than income taxes	67.4	67.2	66.9
Total operating expenses	1,772.5	1,624.6	1,858.6

Operating income	537.5	503.1	472.7

Other income (expense):
Interest expense incurred net of amounts capitalized	(206.9)	(195.2)	(180.0)
Interest income	6.8	13.5	12.1
Other income (expense), net	6.1	(1.4)	(3.2)
Total other income (expense)	(194.0)	(183.1)	(171.1)
Income before income taxes	343.5	320.0	301.6
Income tax (expense)	(43.7)	(36.3)	(25.6)
Net income	299.8	283.7	276.0
Net income attributable to non-controlling interest	(8.2)	(10.6)	(13.8)
Net income available for common stock	291.6	$273.1	$262.2

Earnings per share of common stock:
Earnings per share, Basic	3.99	3.91	$3.91
Earnings per share, Diluted	3.98	3.91	$3.91

Weighted average common shares outstanding:
Basic	73.0	69.8	67.0
Diluted	73.2	69.9	67.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in millions)
Net income	$299.8	$283.7	$276.0

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $0, $(0.2), and $0, respectively)	—	0.8	(0.3)
Reclassification adjustment of benefit plan liability - net loss (net of tax of $0.2, $(0.1), and $0, respectively)	(0.6)	0.1	0.2
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(0.7), $(0.6), and $(0.7), respectively)	2.2	2.3	2.2
Net unrealized gains (losses) on commodity derivatives (net of tax of $0.7, $0.1, and $1.1, respectively)	(2.7)	(0.5)	(3.6)
Reclassification of net realized (gains) losses on settled commodity derivatives (net of tax of $(0.2), $(0.8), and $(0.7), respectively)	0.8	2.7	2.3
Other comprehensive income (loss), net of tax	(0.3)	5.4	0.8

Comprehensive income	299.5	289.1	276.8
Less: comprehensive income attributable to non-controlling interest	(8.2)	(10.6)	(13.8)
Comprehensive income available for common stock	$291.3	$278.5	$263.0

See Note 11 for additional disclosures related to Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2025	December 31, 2024
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$182.8	$16.1
Restricted cash and equivalents	7.6	7.3
Accounts receivable, net	389.0	351.2
Materials, supplies and fuel	172.4	153.9
Income tax receivable, net	23.3	19.8
Regulatory assets, current	139.7	154.8
Other current assets	81.1	39.2
Total current assets	995.9	742.3

Property, plant and equipment	10,344.9	9,566.5
Less accumulated depreciation and depletion	(2,110.7)	(1,936.6)
Total property, plant and equipment, net	8,234.2	7,629.9

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	6.4	7.6
Regulatory assets, non-current	255.0	272.9
Other assets, non-current	78.8	70.4
Total other assets, non-current	1,639.7	1,650.4

TOTAL ASSETS	$10,869.8	$10,022.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

	As of
	December 31, 2025	December 31, 2024
	(in millions, except share amounts)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$311.7	$229.1
Accrued liabilities	322.6	302.2
Derivative liabilities, current	5.8	4.2
Regulatory liabilities, current	99.9	94.1
Notes payable	—	133.8
Total current liabilities	740.0	763.4

Long-term debt, net of current maturities	4,701.1	4,250.2

Deferred credits and other liabilities:
Deferred income tax liabilities, net	697.9	625.1
Regulatory liabilities, non-current	488.3	474.6
Benefit plan liabilities	123.4	122.9
Other deferred credits and other liabilities	213.4	201.2
Total deferred credits and other liabilities	1,523.0	1,423.8

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholders’ equity -
Common stock $1.00 par value; 100,000,000 shares authorized; issued: 75,520,234 and 71,676,756, respectively	75.5	71.7
Additional paid-in capital	2,417.5	2,193.4
Retained earnings	1,342.9	1,249.1
Treasury stock at cost - 43,167 and 56,608, respectively	(2.6)	(3.3)
Accumulated other comprehensive income (loss)	(9.7)	(9.4)
Total stockholders’ equity	3,823.6	3,501.5
Non-controlling interest	82.1	83.7
Total equity	3,905.7	3,585.2

TOTAL LIABILITIES AND TOTAL EQUITY	$10,869.8	$10,022.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended	December 31, 2025	December 31, 2024	December 31, 2023
	(in millions)
Operating activities:
Net income	$299.8	$283.7	$276.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283.8	270.1	256.8
Deferred financing cost amortization	9.7	10.7	10.1
Stock compensation	11.8	10.6	7.0
Deferred income taxes	54.3	52.0	25.4
Employee benefit plans	11.6	11.2	11.5
Other adjustments, net	0.9	(4.1)	2.7
Change in certain operating assets and liabilities:
Materials, supplies and fuel	(17.8)	13.2	51.4
Accounts receivable and other current assets	(45.0)	(25.7)	204.5
Accounts payable and other current liabilities	24.0	28.8	(109.9)
Regulatory assets	59.1	90.0	236.8
Other operating activities, net	(18.8)	(21.2)	(27.9)
Net cash provided by operating activities	673.4	719.3	944.4

Investing activities:
Property, plant and equipment additions	(819.8)	(744.2)	(555.6)
Other investing activities	(8.4)	(1.8)	18.9
Net cash (used in) investing activities	(828.2)	(746.0)	(536.7)

Financing activities:
Dividends paid on common stock	(197.9)	(182.3)	(168.1)
Common stock issued	219.2	181.4	118.3
Net borrowings (payments) of Revolving Credit Facility and CP Program	(133.8)	133.8	(535.6)
Long-term debt - issuance	450.0	450.0	800.0
Long-term debt - repayments	—	(600.0)	(525.0)
Distributions to non-controlling interests	(9.8)	(17.4)	(18.3)
Other financing activities	(5.9)	(8.4)	(13.0)
Net cash provided by (used in) financing activities	321.8	(42.9)	(341.7)

Net change in cash, restricted cash and cash equivalents	167.0	(69.6)	66.0

Cash, restricted cash and cash equivalents beginning of year	23.4	93.0	27.0
Cash, restricted cash and cash equivalents end of year	$190.4	$23.4	$93.0

Supplemental cash flow information:
Cash (paid) received during the period:
Interest (net of amounts capitalized)	$(196.4)	$(174.4)	$(157.3)
Income taxes net of transferred tax credits (Note 15)	$8.8	$14.4	$(1.0)
Non-cash investing and financing activities:
Accrued property, plant and equipment purchases at December 31	$118.8	$80.2	$52.4
Increase (decrease) in capitalized assets associated with asset retirement obligations	$(0.3)	$0.4	$3.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non controlling Interest	Total
	(in millions except share amounts)
Balance at December 31, 2022	66,140,396	$66.1	36,726	$(2.4)	$1,882.7	$1,064.1	$(15.6)	$95.0	$3,089.9
Net income	—	—	—	—	—	262.2	—	13.8	276.0
Other comprehensive income, net of tax	—	—	—	—	—	—	0.8	—	0.8
Dividends on common stock ($2.50 per share)	—	—	—	—	—	(168.1)	—	—	(168.1)
Share-based compensation	93,257	0.1	31,347	(1.7)	8.8	—	—	—	7.2
Issuance of common stock	2,031,389	2.1	—	—	117.9	—	—	—	120.0
Issuance costs	—	—	—	—	(1.7)	—	—	—	(1.7)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(18.3)	(18.3)
Balance at December 31, 2023	68,265,042	$68.3	68,073	$(4.1)	$2,007.7	$1,158.2	$(14.8)	$90.5	$3,305.8
Net income	—	—	—	—	—	273.1	—	10.6	283.7
Other comprehensive income, net of tax	—	—	—	—	—	—	5.4	—	5.4
Dividends on common stock ($2.60 per share)	—	—	—	—	—	(182.3)	—	—	(182.3)
Share-based compensation	113,824	0.1	(11,465)	0.8	7.6	0.1	—	—	8.6
Issuance of common stock	3,297,890	3.3	—	—	180.1	—	—	—	183.4
Issuance costs	—	—	—	—	(2.0)	—	—	—	(2.0)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(17.4)	(17.4)
Balance at December 31, 2024	71,676,756	$71.7	56,608	$(3.3)	$2,193.4	$1,249.1	$(9.4)	$83.7	$3,585.2
Net income	—	—	—	—	—	291.6	—	8.2	299.8
Other comprehensive income, net of tax	—	—	—	—	—	—	(0.3)	—	(0.3)
Dividends on common stock ($2.704 per share)	—	—	—	—	—	(197.9)	—	—	(197.9)
Share-based compensation	123,173	0.1	(13,441)	0.7	8.6	0.1	—	—	9.5
Issuance of common stock	3,720,305	3.7	—	—	217.9	—	—	—	221.6
Issuance costs	—	—	—	—	(2.4)	—	—	—	(2.4)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(9.8)	(9.8)
Balance at December 31, 2025	75,520,234	$75.5	43,167	$(2.6)	$2,417.5	$1,342.9	$(9.7)	$82.1	$3,905.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025, 2024, and 2023

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

Black Hills Colorado IPP is a VIE for which Black Hills Electric Generation, and ultimately BHC, is the primary beneficiary.

To support our overall insurance program, we established the Captive to insure certain risks of BHC and our subsidiaries. The Captive is a protected separate cell captive insurance company sponsored by EIS. EIS is owned by Energy Insurance Mutual Limited Company and allows participating member sponsoring organizations, such as BHC, to insure risks using captive entities. The Captive is a VIE for which BHC is the primary beneficiary.

See Note 12 for additional information regarding VIEs.

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

Following is a summary of accounts receivable as of December 31:

	2025	2024
	(in millions)
Billed Accounts Receivable	$223.3	$201.5
Unbilled Revenue	168.1	151.8
Less Allowance for Credit Losses	(2.4)	(2.1)
Accounts Receivable, net	$389.0	$351.2

Changes to allowance for credit losses for the years ended December 31, were as follows:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at End of Year
	(in millions)
2025	$2.1	$7.2	$3.9	$(10.8)	$2.4
2024	$2.2	$5.6	$4.2	$(9.9)	$2.1
2023	$3.0	$8.7	$4.1	$(13.6)	$2.2

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

The following amounts by major classification are included in Materials, supplies, and fuel on the accompanying Consolidated Balance Sheets as of December 31:

	2025	2024
	(in millions)
Materials and supplies	$117.3	$106.1
Fuel	6.4	7.5
Natural gas in storage	48.7	40.3
Total materials, supplies, and fuel	$172.4	$153.9

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

AFUDC

Included in the cost of regulated construction projects is AFUDC, when applicable, which represents the approximate composite cost of borrowed funds and a return on equity used to finance a regulated utility project. The following table presents AFUDC amounts for the years ended December 31:

	Income Statement Location	2025	2024	2023
		(in millions)
AFUDC Debt	Interest expense incurred, net of amounts capitalized	$12.9	$8.7	$6.0
AFUDC Equity	Other income (expense), net	10.7	4.0	0.4

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

Our goodwill impairment analysis includes an income approach and a market approach to estimate the fair value of our reporting units. These valuations require significant judgments, including, but not limited to: 1) estimates of future cash flows, based on our internal five-year business plans and adjusted as appropriate for our view of market participant assumptions, with long range cash flows estimated using a terminal value calculation; 2) estimates of long-term growth rates for our businesses; 3) the determination of an appropriate weighted-average cost of capital or discount rate; and 4) the utilization of market information such as financial estimates from comparative peer companies and recent sales transactions for comparable assets within the utility and energy industries.

We believe that goodwill reflects the inherent value of the relatively stable, long-lived cash flows of our Utilities businesses, considering the regulatory environment, and the long-lived cash flow and rate base growth opportunities at our Utilities, and those businesses vertically integrated. Goodwill amounts have not changed since 2016.

As of December 31, 2025, and 2024, Goodwill balances were as follows:

	Electric Utilities	Gas Utilities	Total
	(in millions)
Goodwill	$257.3	$1,042.2	$1,299.5

Our intangible assets represent contract intangibles, easements, rights-of-way, customer listings, and trademarks. The finite-lived intangible assets are amortized using a straight-line method based on estimated useful lives; these assets are currently being amortized from 2 years to 16 years. Changes to intangible assets for the years ended December 31, were as follows:

	2025	2024	2023
	(in millions)
Intangible assets, net, beginning balance	$7.6	$8.4	$9.6
Additions	—	0.3	—
Amortization expense (a)	(1.2)	(1.1)	(1.2)
Intangible assets, net, ending balance	$6.4	$7.6	$8.4

(a)
Amortization expense for existing intangible assets is expected to be $1.2 million for each year of the next five years.

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of December 31:

	2025	2024
	(in millions)
Accrued employee compensation, benefits and withholdings	$92.8	$85.5
Accrued property taxes	54.8	54.7
Customer deposits and prepayments	59.0	55.6
Accrued interest	57.2	56.4
Other (none of which is individually significant)	58.8	50.0
Total accrued liabilities	$322.6	$302.2

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

See Notes 9, 10, and 11 for additional information.

Debt Discounts, Premiums, and Deferred Financing Costs

Deferred financing costs include loan origination fees, underwriter fees, legal fees, and other costs directly attributable to the issuance of debt. Debt discounts, premiums, and deferred financing costs are amortized as interest expense on a basis that approximates the effective interest method over the term of the related debt. Unamortized discounts, premiums, and deferred financing costs are presented on the balance sheet as an adjustment to the related debt liabilities. See Note 8 for additional information.

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

We have elected to account for transferable renewable tax credits, including PTCs and ITCs, as a reduction to income taxes payable under the scope of ASC 740 Income Taxes. We include the discount from the sale of our tax credits as a component of income tax expense. The sale of tax credits is presented within Operating activities in the Consolidated Statement of Cash Flows consistent with the presentation of cash taxes paid. Renewable tax credits, subject to future transfer, are recorded at the expected net realizable tax value, which includes the difference between the tax value of the credits and the expected sales price. Tax credits are derecognized when control of the tax credits is transferred to other corporate taxpayers. See Notes 3 and 15 for further discussion of the transfer of renewable tax credits to other corporate taxpayers, including related indemnification requirements and valuation allowances, respectively.

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

A reconciliation of share amounts used to compute earnings per share is as follows for the years ended December 31:

	2025	2024	2023
	(in millions, except per share amounts)
Net income available for common stock	$291.6	$273.1	$262.2

Weighted average shares - basic	73.0	69.8	67.0
Dilutive effect of equity compensation	0.2	0.1	0.1
Weighted average shares - diluted	73.2	69.9	67.1

Net income available for common stock, per share - Diluted	$3.98	$3.91	$3.91

Anti-dilutive shares excluded from the diluted earnings per share computation were not material for the years ended December 31, 2025, 2024, and 2023.

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

Contingencies and Environmental Liabilities

We are involved in certain legal and environmental matters that arise in the normal course of business. Contingent losses and environmental liabilities are recorded when it is determined that it is probable that a loss has occurred, and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, we record a loss contingency at the minimum amount in the range. We record gain contingencies when realized and expected recoveries under applicable insurance contracts when we are assured of recovery.

The Captive’s contingent losses may include an amount for losses IBNR. A reserve for IBNR is based upon a loss analysis prepared using actuarial assumptions and techniques. Such liabilities are based on estimates and the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments for the review process as well as differences between estimates and ultimate payments are reflected in earnings. As of December 31, 2025, a $2.1 million IBNR reserve relating to our Captive has been recorded. See Note 12 for additional information.

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

Improvements to Income Tax Disclosures, ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands public entities’ annual disclosures by requiring disclosure of tax rate reconciliation amounts and percentages for specific categories, income taxes paid disaggregated by federal and state taxes, and income tax expense disaggregated by federal and state taxes jurisdiction. We adopted this ASU retrospectively, effective for our Annual Report on Form 10-K for the year ended December 31, 2025. Adoption of this ASU did not have a material impact on our consolidated financial statement disclosures. The additional disclosures required by this ASU are included in Note 15.

(2) REGULATORY MATTERS

We had the following regulatory assets and liabilities as of December 31:

	2025	2024
	(in millions)
Regulatory assets
Winter Storm Uri (a)	$50.7	$109.5
Deferred energy and fuel cost adjustments (b)	83.3	62.8
Deferred gas cost adjustments (b)	10.2	14.5
Gas price derivatives (b)	4.6	2.9
Deferred taxes on AFUDC (b)	10.6	8.0
Employee benefit plans and related deferred taxes (c)	87.4	89.0
Environmental (b)	13.1	10.7
Loss on reacquired debt (b)	14.1	15.7
Deferred taxes on flow-through accounting (b)	94.8	87.7
Other regulatory assets (b)	25.9	26.9
Total regulatory assets	394.7	427.7
Less current regulatory assets	(139.7)	(154.8)
Regulatory assets, non-current	$255.0	$272.9

Regulatory liabilities
Deferred energy and fuel cost adjustments (b)	$12.3	$5.8
Deferred gas cost adjustments (b)	51.5	62.0
Employee benefit plans and related deferred taxes (c)	36.2	36.7
Cost of removal (b)	216.5	197.0
Excess deferred income taxes (c)	230.3	238.5
Colorado renewable energy (b)	33.2	24.1
Other regulatory liabilities (c)	8.2	4.6
Total regulatory liabilities	588.2	568.7
Less current regulatory liabilities	(99.9)	(94.1)
Regulatory liabilities, non-current	$488.3	$474.6

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

Winter Storm Uri - Our Utilities received commission approval to recover incremental fuel, purchased power, and natural gas costs associated with Winter Storm Uri. In certain jurisdictions, we also received commission approval to recover carrying costs. As of December 31, 2025, we estimate that our Winter Storm Uri regulatory asset, which only remains for Arkansas Gas and Kansas Gas, has a weighted-average recovery period of 0.8 year.

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

Gas Price Derivatives - Our regulated Gas Utilities, as allowed or required by state regulatory commissions, have entered into certain exchange-traded natural gas futures and options to reduce our customers’ underlying exposure to fluctuations in gas prices. Gas price derivatives represent our unrealized positions on our commodity contracts supporting our utilities. Gas price derivatives at December 31, 2025, are hedged over a maximum forward term of two years.

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

Deferred Energy and Fuel Cost Adjustments - Deferred energy and fuel costs that have been over-recovered through customer rates and will be returned to customers in future periods.

Deferred Gas Cost Adjustments - Deferred gas costs that have been over-recovered through customer rates and will be returned to customers in future periods.

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

Colorado Renewable Energy - Colorado renewable energy represents Colorado Electric's RESA and CEPR mechanisms. Through these mechanisms, which are authorized by the CPUC, Colorado Electric is allowed to charge its retail customers an incremental rate limited to 1.5% per mechanism that provides funding for various renewable energy projects and programs to comply with requirements under the State of Colorado’s emissions reduction legislation.

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

Recent Rate Review Activity

Arkansas Gas

On December 5, 2025, Arkansas Gas filed a rate review with the APSC seeking recovery of infrastructure investments in its 7,200-mile natural gas pipeline system. The rate review requested $29.4 million in new annual revenue with a capital structure of 50% equity and 50% debt and a return on equity of 10.5%. The request seeks to implement new rates in the fourth quarter of 2026.

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

Kansas Gas

On February 3, 2025, Kansas Gas filed a rate review with the KCC seeking recovery of infrastructure investments in its 4,765-mile natural gas pipeline system and increased operations and maintenance costs driven by inflation and operational needs to serve customers. On July 24, 2025, Kansas Gas received final approval from the KCC for a settlement agreement for a general rate increase. The approved Black-box Settlement is expected to generate $10.8 million in new annual revenue and will shift $4.4 million of GSRS rider revenue to base rates. New rates were enacted on August 1, 2025. The settlement also includes approval for Kansas Gas to file an abbreviated case that includes the addition of capital placed in service through December 31, 2025, which Kansas Gas expects to submit in first quarter of 2026.

Nebraska Gas

On May 1, 2025, Nebraska Gas filed a rate review with the NPSC seeking recovery of infrastructure investments in its 12,900-mile natural gas pipeline system and increased operations and maintenance costs driven by inflation and operational needs to serve customers. On December 9, 2025, Nebraska Gas received final approval from the NPSC for a settlement agreement for a general rate increase. The settlement is expected to generate $23.9 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 9.85%. The settlement also includes renewal of Nebraska Gas' SSIR for five years and the development of a two-year pilot program for a weather normalization adjustment rider. New rates were enacted on January 1, 2026, which replaced interim rates effective in August 2025.

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

The following is a schedule of unconditional purchase obligations required under the power purchase, transmission services, and natural gas transportation and storage agreements:

	PPAs (a)	Transmission Services Agreements	Natural gas supply, transportation and storage agreements
	(in millions)
Future commitments for the year ending December 31,
2026	$1.7	$33.5	$225.0
2027	126.9	44.8	200.9
2028	33.6	44.8	134.5
2029	—	44.8	39.9
2030	—	44.8	32.6
Thereafter	—	—	111.7
Total future commitments	$162.2	$212.7	$744.6

____________________

(a)
This schedule does not reflect renewable energy PPA future obligations since these agreements vary based on weather conditions.

Lease Agreements

Lessee

We lease from third parties certain office and operation center facilities, communication tower sites, equipment, and materials storage. Our leases have remaining terms ranging from less than one year to 30 years, including options to extend that are reasonably certain to be exercised. Our operating and finance leases were not material to the Company’s Consolidated Financial statements.

Lessor

We lease to third parties certain generating station ground leases, communication tower sites, and a natural gas pipeline. These leases have remaining terms ranging from less than one year to 29 years. Lease revenue was not material for the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025, scheduled maturities of operating lease payments to be received in future years were as follows:

Operating Leases
(in millions)
2026	$3.9
2027	2.4
2028	2.5
2029	2.5
2030	2.4
Thereafter	52.0
Total lease receivables	$65.7

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

See Note 7 for additional information.

Manufactured Gas Plants

In 2008, we acquired whole and partial liabilities for former manufactured gas plant sites in Nebraska and Iowa, which were previously used to convert coal to natural gas. The acquisition provided for an insurance recovery, which was valued at $1.5 million at the time of recovery in October 2025 and was used to offset remediation costs.

As of December 31, 2024, we had an Accrued liability of $9.7 million on our Consolidated Balance Sheets for the remaining remediation of the manufactured gas plant site in Iowa. During the year ended December 31, 2025, we completed substantially all remaining remediation work. As of December 31, 2025, $11.5 million of cumulative remediation costs, which are net of our $1.5 million insurance recovery asset, were recorded to a Regulatory asset on our Consolidated Balance Sheets. Iowa Gas intends to seek recovery of this $11.5 million regulatory asset during a future rate review.

As of December 31, 2025, we had $0.6 million accrued for remediation of the manufactured gas plant sites in Nebraska, which are included in Other deferred credits and other liabilities on our Consolidated Balance Sheets.

The remediation cost estimates for Nebraska could change materially due to results of further investigations, actions of environmental agencies, or the financial viability of other responsible parties.

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

Deborah Ferrari et al. v. Colorado Electric, Case No. 2024CV31889 (District Court for the City and County of Denver, Colorado)

During the year ended December 31, 2025, Colorado Electric settled a legal matter involving an auto accident. As part of the settlement, Colorado Electric recognized a legal liability of $20 million, which is included in Accrued liabilities on the Consolidated Balance Sheets as of December 31, 2025.

In connection with this matter, Colorado Electric also recognized a loss recovery receivable of $20 million under its insurance coverage, which management determined is probable of collection based on confirmation from the insurer and policy terms. The receivable is presented in Other current assets on the Consolidated Balance Sheet as of December 31, 2025. The liability and receivable are presented gross, as we do not have an enforceable legal right of set‑off and do not intend net settlement.

The settlement and recovery were both recognized in the same reporting period, resulting in no material net impacts on the Consolidated Statements of Income for the year ended December 31, 2025. We do not expect additional material losses related to this matter. We expect to pay the legal liability and receive the insurance receivable in 2026.

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

Indemnification

In the normal course of business, we enter into agreements that include indemnification in favor of third parties, such as information technology agreements, purchase and sale agreements, and lease contracts. We have also agreed to indemnify our directors, officers, and employees in accordance with our articles of incorporation, as amended. Certain agreements do not contain any limits on our liability and therefore, it is not possible to estimate our potential liability under these indemnifications. In certain cases, we have recourse against third parties with respect to these indemnities. Further, we maintain insurance policies, including the Captive, that may provide coverage against certain claims under these indemnities.

Transfers of Renewable Tax Credits

In June 2024 and January 2025 we entered into agreements with a third party to sell our 2023 and 2024 generated PTCs, respectively. In January 2026, we entered into a similar agreement with the same third party to sell our 2025 generated PTCs. In each of these agreements, we provided indemnifications associated with the proceeds for PTCs transferred to the third party in the event of an adverse interpretation of tax law, including whether the related tax credits meet the qualification requirements. Additionally, in our agreement for the sale of our 2024 and 2025 generated PTCs, we provided indemnifications in the event of a change in tax law. We believe the likelihood of having to make any material cash payments under these indemnifications is remote. See Note 15 for additional information.

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

We had the following guarantees in place as of:

Maximum Exposure at
Nature of Guarantee	December 31, 2025
(in millions)
Indemnification for reclamation/surety bonds	$84.7
Guarantees supporting business transactions	485.2
Total guarantees	$569.9

(4) REVENUE

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments, for the years ended December 31, 2025, 2024, and 2023. Sales tax and other similar taxes are excluded from revenues.

Year ended December 31, 2025	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$760.4	$1,124.9	$—	$1,885.3
Transportation	—	194.4	(0.4)	194.0
Wholesale	21.7	—	—	21.7
Market - off-system sales	51.9	0.2	—	52.1
Transmission	45.2	0.6	—	45.8
Other revenues	59.3	43.2	(15.2)	87.3
Revenue from contracts with customers	938.5	1,363.3	(15.6)	2,286.2
Alternative revenue and other	4.3	19.5	—	23.8
Total revenues	$942.8	$1,382.8	$(15.6)	$2,310.0

Timing of revenue recognition:
Services transferred at a point in time	$34.9	$—	$—	$34.9
Services transferred over time	903.6	1,363.3	(15.6)	2,251.3
Revenue from contracts with customers	$938.5	$1,363.3	$(15.6)	$2,286.2

Year ended December 31, 2024	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$698.6	$1,022.6	$—	$1,721.2
Transportation	—	178.2	(0.4)	177.8
Wholesale	26.8	—	—	26.8
Market - off-system sales	34.8	0.1	—	34.9
Transmission	52.2	0.7	—	52.9
Other revenues	58.7	43.1	(17.4)	84.4
Revenue from contracts with customers	871.1	1,244.7	(17.8)	2,098.0
Alternative revenue and other	5.0	24.7	—	29.7
Total revenues	$876.1	$1,269.4	$(17.8)	$2,127.7

Timing of revenue recognition:
Services transferred at a point in time	$34.7	$—	$—	$34.7
Services transferred over time	836.4	1,244.7	(17.8)	2,063.3
Revenue from contracts with customers	$871.1	$1,244.7	$(17.8)	$2,098.0

Year ended December 31, 2023	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$666.1	$1,248.8	$—	$1,914.9
Transportation	—	176.8	(0.5)	176.3
Wholesale	34.2	—	—	34.2
Market - off-system sales	50.9	0.4	—	51.3
Transmission	47.1	0.7	—	47.8
Other revenues	55.9	38.7	(17.4)	77.2
Revenue from contracts with customers	854.2	1,465.4	(17.9)	2,301.7
Alternative revenue and other	10.8	18.8	—	29.6
Total revenues	$865.0	$1,484.2	$(17.9)	$2,331.3

Timing of revenue recognition:
Services transferred at a point in time	$31.5	$—	$—	$31.5
Services transferred over time	822.7	1,465.4	(17.9)	2,270.2
Revenue from contracts with customers	$854.2	$1,465.4	$(17.9)	$2,301.7

(5) PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 consisted of the following:

	2025		2024		Lives
Electric Utilities	Property, Plant and Equipment	Weighted Average Useful Life	Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
	(dollars in millions, life in years)				(in years)
Electric plant:
Production	$1,545.4	40	$1,508.5	39	32	45
Electric transmission	1,052.3	48	793.7	48	44	51
Electric distribution	1,347.3	49	1,238.5	47	45	55
Integrated Generation	727.3	30	724.0	30	19	38
Plant acquisition adjustment (a)	4.9	32	4.9	32	32	32
General	310.2	25	306.6	26	16	28
Total electric plant in service	4,987.4		4,576.2
Construction work-in-progress	270.1		259.4
Total electric plant	5,257.5		4,835.6
Less accumulated depreciation	(1,366.5)		(1,280.3)
Electric plant net of accumulated depreciation	$3,891.0		$3,555.3

____________________

(a)
The plant acquisition adjustment, which relates to the acquisition of our ownership interest in Wyodak Plant, is included in rate base and is being recovered with 5 years remaining.

	2025		2024		Lives
Gas Utilities	Property, Plant and Equipment	Weighted Average Useful Life	Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
	(dollars in millions, life in years)				(in years)
Gas plant:
Production	$26.3	44	$21.6	43	24	45
Gas transmission	860.0	57	817.5	58	32	73
Gas distribution	3,414.3	57	3,107.3	57	48	61
Cushion gas - not depreciable (a)	51.4	N/A	52.1	N/A	N/A	N/A
Storage	83.6	42	78.8	42	36	47
General	587.2	22	599.4	22	20	25
Total gas plant in service	5,022.8		4,676.7
Construction work-in-progress	50.5		43.5
Total gas plant	5,073.3		4,720.2
Less accumulated depreciation	(744.4)		(656.3)
Gas plant net of accumulated depreciation	$4,328.9		$4,063.9

____________________

(a)
Depreciation of Cushion Gas is determined by the respective regulatory jurisdiction in which the Cushion Gas resides.

	2025		2024		Lives
Corporate	Property, Plant and Equipment	Weighted Average Useful Life	Property, Plant and Equipment	Weighted Average Useful Life	Minimum	Maximum
	(dollars in millions, life in years)				(in years)
Total plant in service	$0.3	N/A	$0.4	N/A	N/A	N/A
Construction work-in-progress	13.8		10.3
Total gross property, plant and equipment	14.1		10.7
Less accumulated depreciation	0.2		—
Total net of accumulated depreciation	$14.3		$10.7

(6) JOINTLY OWNED FACILITIES

Investments in certain generation and transmission facilities are jointly-owned with non-affiliated third parties. A proportionate share of jointly-owned facilities is recorded as Property, plant and equipment on the Consolidated Balance Sheets. Our share of the facilities’ expenses is reflected in the appropriate categories of operating expenses in the Consolidated Statements of Income. Each owner of the facility is responsible for financing its investment in the jointly-owned facilities.

At December 31, 2025, our interests in jointly-owned generating facilities and transmission systems were:

	Ownership Interest	Plant in Service	Construction Work in Progress	Less Accumulated Depreciation	Total property, plant and equipment, net
		(in millions)
Wyodak Plant (a)	20%	$123.5	$—	$(80.1)	$43.4
Transmission Tie	35%	$24.5	$—	$(8.7)	$15.8
Wygen III (b)	52%	$144.3	$0.4	$(31.3)	$113.4
Wygen I (c)	76.5%	$119.4	$0.5	$(64.2)	$55.7

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

The following tables present the details of AROs which are included on the accompanying Consolidated Balance Sheets in Other deferred credits and other liabilities:

	December 31, 2024	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates	December 31, 2025
	(in millions)
Electric Utilities	$30.0	$—	$—	$1.3	$(0.3)	$31.0
Gas Utilities	70.7	—	—	2.9	—	73.6
Total	$100.7	$—	$—	$4.2	$(0.3)	$104.6

	December 31, 2023	Liabilities Incurred	Liabilities Settled	Accretion	Revisions to Prior Estimates	December 31, 2024
	(in millions)
Electric Utilities	$28.7	$—	$—	$1.1	$0.2	$30.0
Gas Utilities	67.5	0.2	—	3.0	—	70.7
Total	$96.2	$0.2	$—	$4.1	$0.2	$100.7

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

(8) FINANCING

Shelf Registration Statement

We maintain an effective shelf registration statement (Registration No. 333-272739) with the SEC under which we may issue, from time to time, an unspecified amount of senior debt securities, subordinated debt securities, common stock, preferred stock, warrants, and other securities.

Short-term debt

Revolving Credit Facility and CP Program

On May 31, 2024, we amended and restated our corporate Revolving Credit Facility, maintaining total commitments of $750 million and extending the term through May 31, 2029, with two one-year extension options (subject to consent from lenders). On June 6, 2025, with approval from our lenders, we utilized one of our two available one-year extension options under the amended and restated Revolving Credit Facility, thereby extending its maturity date to May 31, 2030.This facility is similar to the former revolving credit facility, which includes an accordion feature that allows us to increase total commitments up to $1.0 billion with the consent of the administrative agent, the issuing agents and each bank increasing or providing a new commitment. Borrowings continue to be available under a base rate or various SOFR rate options. The interest costs associated with the letters of credit or borrowings and the commitment fee under the Revolving Credit Facility are determined based upon our Corporate credit rating from S&P and Moody's for our senior unsecured long-term debt. Based on our current credit ratings, the margins for base rate borrowings, SOFR borrowings and letters of credit were 0.125%, 1.125%, and 1.125%, respectively, at December 31, 2025. Based on our credit ratings, the commitment fee on unused amounts was 0.175%.

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

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity at December 31:

	2025	2024
	(dollars in millions)
Amount outstanding	$—	$133.8
Letters of credit (a)	3.2	3.5
Available capacity	746.8	612.7
Weighted average interest rates	N/A	4.74%

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity for the years ended December 31 was as follows:

	2025	2024
	(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$263.6	$140.6
Average amount outstanding (based on daily outstanding balances)	87.1	17.1
Weighted average interest rates	4.55%	4.86%

Long-term debt

Long-term debt outstanding was as follows:

		Interest Rate at	Balance Outstanding
	Due Date	December 31, 2025	December 31, 2025	December 31, 2024
			(in millions)
BHC
Senior unsecured notes due 2026	January 15, 2026	3.95%	$300.0	$300.0
Senior unsecured notes due 2027	January 15, 2027	3.15%	400.0	400.0
Senior unsecured notes due 2028	March 15, 2028	5.95%	350.0	350.0
Senior unsecured notes, due 2029	October 15, 2029	3.05%	400.0	400.0
Senior unsecured notes, due 2030	June 15, 2030	2.50%	400.0	400.0
Senior unsecured notes, due 2031	January 31, 2031	4.55%	450.0	—
Senior unsecured notes due 2033	May 1, 2033	4.35%	400.0	400.0
Senior unsecured notes due 2034	May 15, 2034	6.15%	450.0	450.0
Senior unsecured notes due 2035	January 15, 2035	6.00%	450.0	450.0
Senior unsecured notes, due 2046	September 15, 2046	4.20%	300.0	300.0
Senior unsecured notes, due 2049	October 15, 2049	3.88%	300.0	300.0
Total BHC debt			4,200.0	3,750.0

South Dakota Electric
First Mortgage Bonds due 2032 (a)	August 15, 2032	7.23%	75.0	75.0
First Mortgage Bonds due 2039 (a)	November 1, 2039	6.13%	180.0	180.0
First Mortgage Bonds due 2044 (a)	October 20, 2044	4.43%	85.0	85.0
Total South Dakota Electric debt			340.0	340.0

Wyoming Electric
Industrial development revenue bonds due 2027 (b) (c)	March 1, 2027	3.35%	10.0	10.0
First Mortgage Bonds due 2037 (a)	November 20, 2037	6.67%	110.0	110.0
First Mortgage Bonds due 2044 (a)	October 20, 2044	4.53%	75.0	75.0
Total Wyoming Electric debt			195.0	195.0

Total long-term debt			4,735.0	4,285.0
Less current maturities			—	—
Less unamortized debt discount			(7.8)	(8.7)
Less unamortized deferred financing costs (d)			(26.1)	(26.1)
Long-term debt, net of current maturities and deferred financing costs			$4,701.1	$4,250.2

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
(d)
Includes unamortized deferred financing costs associated with our Revolving Credit Facility of $2.3 million and $2.4 million as of December 31, 2025, and December 31, 2024, respectively.

Scheduled maturities of long-term debt and associated interest payments by year are shown below:

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
	(in millions)
Principal payments on Long-term debt including current maturities (a)	$300.0	$410.0	$350.0	$400.0	$400.0	$2,875.0	$4,735.0
Interest payments on Long-term debt (a)	206.1	197.1	180.3	169.9	152.7	956.3	1,862.4

(a)
Long-term debt amounts do not include deferred financing costs or discounts or premiums on debt. Estimated interest payments on variable rate debt are calculated by utilizing the applicable rates as of December 31, 2025.

Debt Transactions

On October 2, 2025, we completed a public debt offering of $450 million, 4.55% senior unsecured notes due January 31, 2031. Proceeds from the offering, which were reduced by $4.0 million of deferred financing costs, were used to repay all $300 million principal amount outstanding of our 3.95% senior unsecured notes at their January 15, 2026, maturity date and for other general corporate purposes.

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of December 31, 2025. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of December 31, 2025, our Consolidated Indebtedness to Capitalization Ratio was 0.55 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of December 31, 2025. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of December 31, 2025, Wyoming Electric's debt to capitalization ratio was 0.50 to 1.00.

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

Our Utilities are generally limited to the amount of dividends allowed to be paid to our utility holding company under the Federal Power Act and settlement agreements with state regulatory jurisdictions. As of December 31, 2025, the amount of restricted net assets at our Utilities that may not be distributed to our utility holding company in the form of a loan or dividend was approximately $160.8 million.

South Dakota Electric and Wyoming Electric are generally limited to the amount of dividends allowed to be paid to our utility holding company under certain financing agreements.

Equity

Although our aforementioned shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, certain covenants in our financing arrangements and restrictions imposed by federal and state regulatory authorities. Our articles of incorporation authorize the issuance of 100 million shares of common stock and 25 million shares of preferred stock. As of December 31, 2025, we had 75.5 million shares of common stock outstanding and no shares of preferred stock outstanding.

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

ATM activity for the years ended December 31 was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
	(in millions, except per share amounts)
August 4, 2020 ATM Program
Proceeds, (net of issuance costs of $0.0, $0.0, and $(0.5), respectively)	$—	$—	$48.5
Number of shares issued	—	—	0.8

June 16, 2023 ATM Program
Proceeds, (net of issuance costs of $(0.6), $(1.8), and $(0.7), respectively	$45.7	$181.6	$70.2
Number of shares issued	0.8	3.3	1.2

May 8, 2025 ATM Program
Proceeds, (net of issuance costs of $(1.8), $0.0, and $0.0, respectively	$173.9	$—	$—
Number of shares issued	2.9	—	—

Total activity under all ATM Programs
Proceeds, (net of issuance costs of $(2.4), $(1.8), and $(1.2), respectively)	$219.6	$181.6	$118.7
Number of shares issued	3.7	3.3	2.0
Average price per share	$59.56	$55.63	$59.04

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

The contract or notional amounts and terms of the natural gas derivative commodity instruments held by our Utilities are comprised of both short and long positions. We had the following net long positions as of:

		December 31, 2025		December 31, 2024
	Units	Notional Amounts	Maximum Term (months) (a)	Notional Amounts	Maximum Term (months) (a)
Natural gas futures purchased	MMBtus	620,000	3	660,000	3
Natural gas options purchased, net	MMBtus	2,750,000	3	2,780,000	3
Natural gas basis swaps purchased	MMBtus	1,040,000	3	1,080,000	3
Natural gas over-the-counter swaps, net (b)	MMBtus	3,430,000	23	3,480,000	20
Natural gas physical commitments, net (c)	MMBtus	14,285,200	10	20,276,230	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of December 31, 2025, 1,915,000 MMBtus of natural gas over-the-counter swaps purchased were designated as cash flow hedges.
(c)
Volumes exclude derivative contracts that qualify for the normal purchase, normal sales exception permitted by GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At December 31, 2025, the Company posted $2.9 million related to such provisions, which is included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following tables present the fair value and balance sheet classification of our derivative instruments as of December 31:

	Balance Sheet Location	2025	2024
	(in millions)
Derivatives designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	$(2.8)	$(0.7)
Total derivatives designated as hedges		$(2.8)	$(0.7)

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities - current	$(3.0)	$(3.5)
Total derivatives not designated as hedges		$(3.0)	$(3.5)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income is presented below for the years ended December 31, 2025, 2024, and 2023. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	2025	2024	2023		2025	2024	2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI			Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)				(in millions)
Interest rate swaps	$2.9	$2.9	$2.9	Interest expense	$(2.9)	$(2.9)	$(2.9)
Commodity derivatives	(2.4)	2.9	(1.6)	Fuel, purchased power and cost of natural gas sold	(1.0)	(3.5)	(3.0)
Total	$0.5	$5.8	$1.3		$(3.9)	$(6.4)	$(5.9)

As of December 31, 2025, $5.5 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

		2025	2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives - Natural Gas	Fuel, purchased power and cost of natural gas sold	$(0.3)	$0.7	$(4.2)
		$(0.3)	$0.7	$(4.2)

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in a Regulatory asset related to these financial instruments used in our Gas Utilities were $4.6 million and $2.9 million at December 31, 2025, and 2024, respectively.

(10) FAIR VALUE MEASUREMENTS

Derivatives

Valuation methodologies for our derivatives are detailed within Note 1. The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of December 31, 2025
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives	$—	$2.0	$—	$(2.0)	$—
Total	$—	$2.0	$—	$(2.0)	$—

Liabilities:
Commodity derivatives	$—	$8.8	$—	$(3.0)	$5.8
Total	$—	$8.8	$—	$(3.0)	$5.8

(a)
As of December 31, 2025, $2.0 million of our commodity derivative gross assets and $3.0 million of our commodity derivative gross liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

Captive Insurance Cell Investments

We have investments in the Captive that may be used to pay insurance losses in the event of certain insured loss events. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments. These investments are restricted for insured loss events. See Note 12 for additional information regarding the Captive.

The following table presents fair value of our investments in equity securities related to the Captive and the unrealized gains and losses based on the original cost of the investment:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Total Unrealized Gains	Total Unrealized Losses
	(in millions)
Investment type:
Cash and cash equivalents	$7.6	$—	$—	$7.6	$—	$—
Debt securites	3.0	—	—	3.0	—	0.1
Equity securities	6.3	—	—	6.3	2.6	—
Total	$16.9	$—	$—	$16.9	$2.6	$0.1

Investments in cash and cash equivalents

The Captive investments in Cash and cash equivalents are classified as Level 1 in the fair value hierarchy.

Investments in debt and equity securities

These investments represent holdings of mutual funds that are SEC-registered open-end investment companies that pool money from many investors and invests the money in stocks, bonds, short-term money-market instruments, other securities or assets, or some combination of these investments. Mutual funds traded in active markets and valued using quoted (unadjusted) prices, which are Level 1 inputs.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets at December 31:

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities (a)	$4,701.1	$4,639.0	$4,250.2	$4,059.1

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax:

	Location on the Consolidated	Amount Reclassified from AOCI
	Statements of Income	December 31, 2025	December 31, 2024
		(in millions)
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(2.9)	$(2.9)
Commodity contracts	Fuel, purchased power, and cost of natural gas sold	(1.0)	(3.5)
		(3.9)	(6.4)
Income tax	Income tax benefit (expense)	0.9	1.4
Total reclassification adjustments related to cash flow hedges, net of tax		$(3.0)	$(5.0)

Amortization of components of defined benefit plans:
Prior service cost	Operations and maintenance	$—	$—

Actuarial gain (loss)	Operations and maintenance	0.8	(0.2)
		0.8	(0.2)
Income tax	Income tax benefit (expense)	(0.2)	0.1
Total reclassification adjustments related to defined benefit plans, net of tax		$0.6	$(0.1)

Total reclassifications		$(2.4)	$(5.1)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows:

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2023	$(6.1)	$(2.5)	$(6.2)	$(14.8)
Other comprehensive income (loss)
before reclassifications	—	(0.5)	0.8	0.3
Amounts reclassified from AOCI	2.3	2.7	0.1	5.1
As of December 31, 2024	$(3.8)	$(0.3)	$(5.3)	$(9.4)
Other comprehensive income (loss)
before reclassifications	—	(2.7)	—	(2.7)
Amounts reclassified from AOCI	2.2	0.8	(0.6)	2.4
As of December 31, 2025	$(1.6)	$(2.2)	$(5.9)	$(9.7)

(12) VARIABLE INTEREST ENTITIES

Captive Insurance

To support our overall insurance program, we established the Captive to insure certain risks of BHC and our subsidiaries. The Captive is a protected separate cell captive insurance company sponsored by EIS. EIS is owned by Energy Insurance Mutual Limited Company and allows participating member sponsoring organizations, such as BHC, to insure risks using captive entities. BHC, through its contractual rights, has a controlling financial interest in the separate protected Captive cell’s assets. BHC obtains all the benefits from the Captive and makes all the primary controlling decisions that economically impact the Captive. As a separate protected cell, BHC is the Captive’s only participant. The Captive is a VIE for which BHC is the primary beneficiary. Accordingly, BHC consolidates the Captive.

Under a mutual business program participation agreement between the Captive and EIS, EIS will issue policies, make claim disbursements, claim expenses and other underwriting fees on behalf of the Captive, as necessary.

The Captive insures BHC and our subsidiaries for general liability including certain transmission and employment practice liabilities. Claim payments to the insureds can only be made up to the amount of the Captive’s available assets. In addition to policies obtained through the Captive, we also have insurance policies purchased through third-party insurers that may provide coverage if a loss event occurs.

As a result of consolidation, we eliminate intercompany transactions between BHC and the Captive and record the Captive’s assets, liabilities and third-party operating activities. In consolidation, the Captive’s insurance premium revenues derived from BHC’s policies are eliminated against the insurance premium expense recorded by BHC and our subsidiaries relating to insurance policy coverage provided by the Captive. Consolidation primarily resulted in BHC reflecting the Captive’s investment holdings on our Consolidated Balance Sheets, and the Captive’s investment gains and losses reflected through earnings on our Consolidated Income Statements.

Consolidation of the Captive resulted in an increase in our net income of $10.5 million for the year ended December 31, 2025. Consolidation impacts were included in Operations and maintenance, Interest income and Other income (expense), net on the accompanying Consolidated Statements of Income.

Our Consolidated Balance Sheet as of December 31, 2025, included $16.0 million of assets relating to the Captive which were reported within Other current assets. See Note 10 for additional details on these investment holdings.

Black Hills Colorado IPP

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

Net income available for common stock for the years ended December 31, 2025, 2024, and 2023 was reduced by $8.2 million, $10.6 million, and $13.8 million, respectively, attributable to this non-controlling interest. The net income allocable to the non-controlling interest holder is based on ownership interest with the exception of certain agreed upon adjustments. Distributions of net income attributable to this non-controlling interest are due within 30 days following the end of a quarter but may be withheld as necessary by Black Hills Electric Generation.

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

We have recorded the following Black Hills Colorado IPP assets and liabilities on our Consolidated Balance Sheets as of December 31:

	2025	2024
	(in millions)
Assets:
Current assets	$9.6	$11.7
Property, plant and equipment, net	$156.9	$160.4

Liabilities:
Current liabilities	$5.8	$8.3

(13) EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We sponsor a 401(k)-retirement savings plan (the "401(k) Plan"). Participants in the 401(k) Plan may elect to invest a portion of their eligible compensation in the 401(k) Plan up to the maximum amounts established by the IRS. The 401(k) Plan provides employees the opportunity to invest up to 50% of their eligible compensation on a pre-tax or after-tax basis.

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

The expected rate of return on the Pension Plan assets is determined by reviewing the historical and expected returns of both equity and fixed income markets, taking into account asset allocation, the correlation between asset class returns and the mix of active and passive investments. The Pension Plan utilizes a dynamic asset allocation where the target range to return-seeking and liability-hedging assets is determined based on the funded status of the Plan. As of December 31, 2025, the expected rate of return on pension plan assets was based on the targeted asset allocation range of 26% to 34% return-seeking assets and 66% to 74% liability-hedging assets.

Our Pension Plan is funded in compliance with the federal government’s funding requirements.

Plan Assets

The percentages of total plan asset by investment category for our Pension Plan at December 31 were as follows:

Return-seeking Assets	2025	2024
Equity	19%	19%
Real estate	5%	5%
Hedge funds	2%	3%
Fixed income	3%	3%
Total	29%	30%

Liability-hedging Assets	2025	2024
Fixed income	69%	68%
Cash	2%	2%
Total	71%	70%

Total Assets	100%	100%

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

100% of Healthcare Plan assets are invested in a Northern Institutional Government Assets Portfolio, which is a government money market fund.

Plan Contributions

Contributions to the Pension Plan are cash contributions made directly to the Master Trust. Healthcare and Supplemental Plan contributions are made in the form of benefit payments. Healthcare benefits include company and participant paid premiums.

Contributions for the years ended December 31 were as follows:

	2025	2024
	(in millions)
Defined Contribution Plan
Company retirement contributions	$11.5	$11.3
Company matching contributions	17.6	17.7
Defined Benefit Plans
Pension Plan	$1.8	$2.3
Healthcare Plan	4.6	5.7
Supplemental Plans	4.5	4.1

In 2026, we expect to make contributions of $1.6 million, $4.5 million, and $2.8 million to the Pension Plan, Healthcare Plan and Supplemental Plans, respectively.

Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
	(in millions)
Pension Plan
Common Collective Trust - Money Market	$—	$6.2	$—	$6.2	$—	$6.2
Common Collective Trust - Equity	—	51.9	—	51.9	—	51.9
Common Collective Trust - Fixed Income	—	196.4	—	196.4	—	196.4
Common Collective Trust - Real Estate	—	—	—	—	14.8	14.8
Hedge Funds	—	—	—	—	5.0	5.0
Total investments measured at fair value	$—	$254.5	$—	$254.5	$19.8	$274.3
Healthcare Plan
Cash and Cash Equivalents	7.1	—	—	7.1	—	7.1
Total investments measured at fair value	$7.1	$—	$—	$7.1	$—	$7.1

	December 31, 2024
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
	(in millions)
Pension Plan
Common Collective Trust - Cash and Cash Equivalents	$—	$5.4	$—	$5.4	$—	$5.4
Common Collective Trust - Equity	—	51.5	—	51.5	—	51.5
Common Collective Trust - Fixed Income	—	190.8	—	190.8	—	190.8
Common Collective Trust - Real Estate	—	—	—	—	14.9	14.9
Hedge Funds	—	—	—	—	7.6	7.6
Total investments measured at fair value	$—	$247.7	$—	$247.7	$22.5	$270.2
Healthcare Plan
Cash and Cash Equivalents	7.5	—	—	7.5	—	7.5
Total investments measured at fair value	$7.5	$—	$—	$7.5	$—	$7.5

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

Additional information about assets of the benefit plans, including methods and assumptions used to estimate the fair value of these assets, is as follows:

Pension Plan

Common Collective Trust Funds: These funds are valued based upon the redemption price of units held by the Pension Plan, which is based on the current fair value of the common collective trust funds’ underlying assets. Unit values are determined by the financial institution sponsoring such funds by dividing the fund’s net assets at fair value by its units outstanding at the valuation dates. The Pension Plan’s investments in common collective trust funds, with the exception of shares of the common collective trust-real estate are categorized as Level 2, whereby the underlying securities are valued utilizing quoted market prices of the underlying investments in the common collective trust funds. Advance written notice of no less than fifteen (15) business days will generally be required to redeem an investment in these funds. Additionally, the Trustee retains the right to implement trading procedures and restrictions that the Trustee (in its sole and absolute discretion) determines to be necessary or advisable to protect the interest of the Trust. There are no unfunded commitments related to these funds.

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

Hedge Funds: These funds represent investments in other investment funds that seek a return utilizing a number of diverse investment strategies. The strategies, when combined, aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions. Amounts are reported on a one-month lag. The fair value of hedge funds is determined using net asset value per share based on the fair value of the hedge fund’s underlying investments. Partial and full redemptions may be redeemed on a semi-annual basis in June and December with a 95-day notice. Partial redemptions at or above 30% of net asset value may be subject to a redemption gate. Full redemptions are subject to up to a 10% holdback of net asset value which may be made available following the annual fund audit. The net asset values are based on the fair value of each fund’s underlying investments. There are no unfunded commitments related to these hedge funds.

Non-pension Defined Benefit Retiree Healthcare Plan

Cash and Cash Equivalents: This represents an investment in Northern Institutional Government Assets Portfolio, which is a government money market fund. As shares held reflect quoted prices in an active market, they are categorized as Level 1.

Components of Net Periodic Expense

The following table provides a reconciliation of components of the net periodic expense:

	Pension Plan			Supplemental Plans			Healthcare Plan
For the years ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(in millions)
Service cost	$1.7	$2.3	$2.5	$3.6	$3.3	$3.1	$1.5	$1.6	$1.5
Interest cost	16.0	16.4	17.5	1.4	1.4	1.5	2.4	2.4	2.4
Expected return on assets	(17.0)	(18.0)	(18.7)	—	—	—	(0.3)	(0.3)	(0.2)
Net amortization of prior service cost	(0.1)	(0.1)	(0.1)	—	—	—	0.2	0.2	—
Recognized net actuarial loss (gain)	2.2	2.0	2.0	—	—	—	—	—	—
Net periodic expense	$2.8	$2.6	$3.2	$5.0	$4.7	$4.6	$3.8	$3.9	$3.7

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

Other Plan Information

The following tables provide a reconciliation of the employee benefit plan obligations and fair value of employee benefit plan assets, amounts recognized on our Consolidated Balance Sheets, accumulated benefit obligation, and elements of AOCI:

	Pension Plan		Supplemental Plans		Healthcare Plan
	2025	2024	2025	2024	2025	2024
	(in millions)
Accumulated benefit obligation at December 31	$311.8	$307.1	$47.4	$46.1	$47.9	$48.5
Change in benefit obligation:
Benefit obligation at beginning of year	$311.6	$348.1	$46.1	$46.7	$48.5	$51.1
Service cost	1.7	2.3	3.6	3.3	1.5	1.6
Interest cost	16.0	16.4	1.4	1.4	2.4	2.4
Actuarial (gain) loss	10.6	(16.0)	0.8	(1.2)	(0.7)	(1.7)
Benefits paid	(23.4)	(39.2)	(4.5)	(4.1)	(4.6)	(5.7)
Plan participants’ contributions	—	—	—	—	0.8	0.8
Benefit obligation at end of year	316.5	311.6	47.4	46.1	47.9	48.5
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	270.2	308.6	—	—	7.5	8.0
Investment income (loss)	25.7	(1.6)	—	—	0.1	0.1
Employer contributions	1.8	2.3	4.5	4.1	3.3	4.2
Retiree contributions	—	—	—	—	0.8	0.9
Benefits paid	(23.4)	(39.1)	(4.5)	(4.1)	(4.6)	(5.7)
Fair value of plan assets at end of year	274.3	270.2	—	—	7.1	7.5
Funded status - deficiency	$42.2	$41.4	$47.4	$46.1	$40.8	$41.0
Amounts recognized on our Consolidated Balance Sheets as of December 31:
Regulatory assets	$81.7	$81.6	$—	$—	$5.1	$4.9
Current liabilities	—	—	2.8	2.8	4.1	4.3
Non-current liabilities	42.2	41.4	44.6	43.3	36.6	36.7
Regulatory liabilities	3.4	3.1	—	—	8.3	7.3
Amounts recognized in AOCI, net of tax as of December 31:
Net (gain) loss	$5.1	$5.2	$1.5	$0.8	$(0.7)	$(0.7)
Prior service cost (gain)	—	—	—	—	—	—
Total amounts included in AOCI, net of tax not yet recognized as components of net periodic expense	$5.1	$5.2	$1.5	$0.8	$(0.7)	$(0.7)

In 2025, actuarial losses related to the pension benefit obligation was primarily due to a decrease in the discount rate. In 2024, actuarial gains related to the pension benefit obligation was primarily due to an increase in the discount rate.

Assumptions

	Pension Plan			Supplemental Plans			Healthcare Plan
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.38%	5.63%	4.99%	5.22%	5.56%	4.93%	5.32%	5.60%	4.97%
Rate of increase in compensation levels	3.01%	3.04%	3.04%	—	—	—	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate (a)	5.63%	4.99%	5.17%	5.56%	4.93%	5.13%	5.60%	4.97%	5.14%
Expected long-term rate of return on assets (b)	6.50%	6.00%	6.00%	N/A	N/A	N/A	4.10%	3.50%	3.10%
Rate of increase in compensation levels	3.04%	3.04%	3.06%	—	—	—	N/A	N/A	N/A

(a)
The estimated discount rate for the Defined Benefit Pension Plan is 5.38% for the calculation of the 2026 net periodic pension costs.
(b)
The expected rate of return on plan assets for the Defined Benefit Pension Plan is 6.50% for the calculation of the 2026 net periodic pension cost.

The healthcare benefit obligation at December 31 was determined as follows:

	2025	2024
Trend Rate - Medical
Pre-65 for next year - All Plans	7.00%	7.50%
Pre-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2035	2035

Post-65 for next year - All Plans	6.00%	6.50%
Post-65 Ultimate trend rate - Black Hills Corp	4.50%	4.50%
Trend Year	2035	2033

The following benefit payments to employees, which reflect future service, are expected to be paid:

	Pension Plan	Supplemental Plans	Healthcare Plan
	(in millions)
2026	$24.9	$2.8	$5.2
2027	25.3	2.8	5.1
2028	25.3	2.7	4.9
2029	25.8	2.5	4.7
2030	25.3	2.4	4.6
2031-2035	$123.6	$10.9	$20.9

(14) SHARE-BASED COMPENSATION PLANS

Our Amended and Restated 2015 Omnibus Incentive Plan allows for the granting of stock, restricted stock, restricted stock units, stock options, performance shares, and performance share units. We had 1,828,512 shares available to grant at December 31, 2025.

Compensation expense is determined using the grant date fair value estimated in accordance with the provisions of accounting standards for stock compensation and is recognized over the vesting periods of the individual awards. As of December 31, 2025, total unrecognized compensation expense related to non-vested stock awards was $14.9 million and is expected to be recognized over a weighted-average period of 2.1 years. Stock-based compensation expense, which is included in Operations and maintenance on the accompanying Consolidated Statements of Income, was as follows for the years ended December 31:

	2025	2024	2023
	(in millions)
Stock-based compensation expense	$11.8	$10.6	$7.0

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

A summary of the status of the restricted stock and restricted stock units at December 31, 2025, was as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Balance at January 1, 2025	231,942	$56.68
Granted	187,983	60.00
Vested	(103,344)	58.71
Forfeited	(31,257)	57.74
Balance at December 31, 2025	285,324	$58.01

The weighted-average grant-date fair value of restricted stock granted, and the total fair value of shares vested during the years ended December 31, were as follows:

	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested
		(in millions)
2025	$60.00	$6.4
2024	$53.58	$4.5
2023	$63.33	$5.9

As of December 31, 2025, there was $10.8 million of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.1 years.

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

	2025	2024
Fair value of share units award	77.95	55.14
Risk-free rate	3.84%	4.12%
Black Hills Corporation’s common stock volatility	31%	24%
Volatility range for the peer group	24-39%	12-53%

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

The following table summarizes the performance share unit activity for the year ended December 31, 2025:

	Performance Share Units - Market Condition		Performance Share Units - Performance Condition
	Share Units	Weighted-Average Fair Value per Share Unit	Share Units	Weighted-Average Fair Value per Share Unit
Nonvested at January 1, 2025	151,535	$66.43	72,805	$62.59
Granted	31,275	62.16	46,915	57.56
Vested	(32,986)	74.48	(21,994)	70.57
Forfeited	(14,510)	64.45	(10,142)	58.71
Nonvested at December 31, 2025	135,314	$63.69	87,584	$58.34

As of December 31, 2025, there was $4.1 million of unrecognized compensation expense related to outstanding performance share/units that is expected to be recognized over a weighted-average period of 1.7 years.

On January 23, 2026, the Compensation Committee of our Board of Directors confirmed a payout equal to 29.97% of target shares valued at $1.3 million. The payout was fully accrued at December 31, 2025.

(15) INCOME TAXES

Transfers of Production Tax Credits

In August 2022, H.R. 5376, commonly known as the IRA of 2022, or IRA, was enacted. The IRA contains a tax credit transferability provision that allows us to transfer (e.g. sell) PTCs produced after December 31, 2022, to third parties. In June 2024 and January 2025, under this transferability provision, we entered into agreements with a third party to sell 2023 generated PTCs for $16.0 million and 2024 generated PTCs for $16.0 million. In January 2026, we entered into a similar agreement to sell 2025 generated PTCs for $15.3 million.

We expect to continue to explore the ability to efficiently monetize our tax credits through third party transferability agreements.

One Big Beautiful Bill Act

In July 2025, H.R. 1, commonly referred to as the OBBBA, was enacted. The OBBBA is a legislative package designed to permanently extend certain expiring provisions of the TCJA and deliver additional tax relief for individuals and businesses. The OBBBA introduced changes to federal energy policies by rolling back several clean energy provisions and codified restrictions related to prohibited foreign entities, termination and restrictions on clean energy PTCs, and extension and modification of clean fuel production. The OBBBA does not repeal tax credit transferability provisions enacted under the IRA and continues to permit the execution of our transferability agreements as originally agreed upon, but restricts credit transfers to prohibited foreign entities.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit from continuing operations for the years ended December 31 was:

	2025	2024	2023
	(in millions)
Current:
Federal	$12.4	$16.5	$0.8
State	(1.8)	(0.8)	(1.0)
Current income tax benefit (expense)	10.6	15.7	(0.2)
Deferred:
Federal	(52.8)	(47.2)	(30.9)
State	(1.5)	(4.8)	5.5
Deferred income tax (expense)	(54.3)	(52.0)	(25.4)
Income tax (expense)	$(43.7)	$(36.3)	$(25.6)

Effective Tax Rates

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2025		2024		2023
	(dollars in millions)
Income before income taxes	$343.5		$320.0		$301.6

U.S. Federal statutory rate	$72.1	21.0%	$67.2	21.0%	$63.3	21.0%
State and local income taxes, net of federal income tax effect (a)	2.8	0.8%	4.7	1.5%	(3.4)	(1.1)%
Tax credits
Energy-related tax credits, net of transferability discount	(15.3)	(4.5)%	(15.0)	(4.7)%	(16.9)	(5.6)%
Other	(2.2)	(0.7)%	(2.8)	(0.9)%	(2.7)	(0.9)%
Nontaxable or Nondeductible Items	3.2	0.9%	1.9	0.6%	1.9	0.6%
Changes in Unrecognized Tax Benefits	1.6	0.5%	0.9	0.3%	0.9	0.3%
Regulatory
Amortization of excess deferred income taxes (b)	(5.3)	(1.5)%	(7.7)	(2.4)%	(8.8)	(2.9)%
Flow-through adjustments (c)	(5.0)	(1.5)%	(7.0)	(2.2)%	(5.3)	(1.8)%
Other	(2.0)	(0.6)%	(0.6)	(0.2)%	0.2	0.1%
Other	(6.2)	(1.7)%	(5.3)	(1.7)%	(3.6)	(1.2)%
Effective Tax Rate	$43.7	12.7%	$36.3	11.3%	$25.6	8.5%

(a)
State taxes in Colorado made up the majority (greater than 50 percent) of the tax effect in this category. The state effective tax rate contains the tax expense attributable to multiple statutory state rate changes in the Company's state jurisdictions. For the year ended December 31, 2023, we recognized an $8.2 million tax benefit from a Nebraska income tax rate decrease.
(b)
Primarily TCJA - see Note 2 for additional information.
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

Income Taxes Paid

Income taxes (paid) received for the years ended December 31 were as follows:

	2025	2024	2023
	(in millions)
Federal:
Direct payments (net of refunds)	$(3.5)	$(0.9)	$—
Transferred Renewable Credits (net of discount)	16.0	16.0	—
Total Federal	$12.5	$15.1	$—

State:
Arkansas (a)	$(0.7)	N/A	N/A
Colorado (a)	(0.6)	(0.2)	N/A
Kansas (a)	N/A	N/A	(0.2)
Nebraska	(2.4)	(0.3)	(0.8)
Other	—	(0.2)	—
Total State	$(3.7)	$(0.7)	$(1.0)

Total income taxes (paid) received	$8.8	$14.4	$(1.0)

(a)
N/A indicates the amount of income taxes paid during the year does not meet the 5% disaggregation threshold

Deferred Tax Assets and Liabilities

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows:

	2025	2024
	(in millions)
Deferred tax assets:
Regulatory liabilities	$68.5	$70.9
State tax credits	8.1	8.4
Federal NOL	79.8	114.9
State NOL	8.1	12.4
Partnership	9.9	11.6
Credit Carryovers (net of discount)	104.1	109.5
Other deferred tax assets	40.2	35.4
Total deferred tax assets	318.7	363.1

Deferred tax liabilities:
Accelerated depreciation, amortization, and other property-related differences	(753.7)	(729.2)
Regulatory assets	(39.8)	(49.5)
Goodwill	(84.0)	(75.9)
State deferred tax liability	(88.9)	(88.7)
Other deferred tax liabilities	(50.2)	(44.9)
Total deferred tax liabilities	(1,016.6)	(988.2)

Net deferred tax liability	$(697.9)	$(625.1)

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2025, we have federal NOL and state NOL and tax credit carryforwards that will expire at various dates as follows:

	Amounts	Expiration Dates
	(in millions)
Federal NOL Carryforward	$380.1	No expiration
Federal Tax Credit Carryforward (net of discount)	$104.1	2030-2044

State NOL Carryforward (a)	$142.3	2026-2044
State Tax Credit Carryforward	$8.1	2030-2038

(a)
The carryforward balance is reflected on the basis of apportioned tax losses to jurisdictions imposing state income taxes.

As of December 31, 2025, we did not have a valuation allowance against the state NOL carryforwards. Our 2025 analysis of the ability to utilize such NOLs resulted in no increase in the valuation allowance. If the valuation allowance is adjusted due to higher or lower than anticipated utilization of the NOLs, the offsetting amount will affect tax expense.

Refer to Notes 1 and 3 for a discussion of the expected transfer of renewable tax credits to other corporate taxpayers.

As of December 31, 2025, we did not have a valuation allowance against the state ITC carryforwards.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, without interest, at the beginning and end of the period included in Other deferred credits and other liabilities on the accompanying Consolidated Balance Sheets:

Changes in Uncertain Tax Positions:	2025	2024	2023
	(in millions)
Beginning balance	$7.8	$13.7	$11.9
Additions for prior year tax positions	0.8	0.6	—
Reductions for prior year tax positions	(0.2)	(8.1)	(0.3)
Additions for current year tax positions	0.7	1.6	2.1
Ending balance	$9.1	$7.8	$13.7

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $8.8 million.

We recognized interest expense of $0.4 million associated income tax for the years ended December 31, 2025. We recognized no interest expense for the tax years ended December 31, 2024 and 2023. We have accrued interest (before tax effect) associated with income taxes of $0.4 million and $0.0 million at December 31, 2025 & 2024 respectively.

We are subject to federal income tax as well as income tax in various state and local jurisdictions. As of December 31, 2025, tax years for 2022, 2023, and 2024 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. or state exam for years before 2022. Tax years 2017 and 2018 were open as of December 31, 2025.

(16) BUSINESS SEGMENT INFORMATION

We are a holding company that, through our subsidiaries, conducts our operations through the following two reportable segments: Electric Utilities and Gas Utilities. Certain unallocated corporate expenses that support our reportable segments are presented as Corporate and Other.

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

Corporate and Other consists of certain unallocated expenses for administrative activities that support our operating segments. Corporate and Other also includes our captive insurance cell, business development activities that are not part of our operating segments, and inter-segment eliminations.

Our Chief Executive Officer, who is considered to be our CODM, sets financial performance objectives and budgets and establishes separate targets based on operating income for our Electric Utilities segment as well as our Gas Utilities segment. Our CODM assesses segment financial performance, including quarterly and annual budget-to-actual and year-over-year variances in revenues and expenses, to inform operating decisions, capital investments and cost recovery strategies. Our CODM reviews capital expenditures by operating segment rather than any individual or total asset amount.

Segment information was as follows:

	Consolidating Income Statement
Year Ended December 31, 2025	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$933.2	$1,376.8	$2,310.0	$—	$2,310.0
Inter-segment	9.6	6.0	15.6	(15.6)	—
Total revenue	942.8	1,382.8	2,325.6	(15.6)	2,310.0

Fuel, purchased power and cost of natural gas sold	259.6	572.3	831.9	(0.4)	831.5
Operations and maintenance (a) -
Direct	138.6	159.5	298.1	(9.4)	288.7
Allocated	132.6	168.5	301.1	—	301.1
Depreciation, depletion and amortization	152.4	131.4	283.8	—	283.8
Taxes other than income taxes	37.1	30.3	67.4	—	67.4
Operating income (loss)	$222.5	$320.8	$543.3	$(5.8)	$537.5

Interest expense, net					(200.1)
Other income (expense), net					6.1
Income tax (expense)					(43.7)
Net income					299.8
Net income attributable to non-controlling interest					(8.2)
Net income available for common stock					$291.6

	Consolidating Income Statement
Year Ended December 31, 2024	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$864.4	$1,263.3	$2,127.7	$—	$2,127.7
Inter-segment	11.7	6.1	17.8	(17.8)	—
Total revenue	876.1	1,269.4	2,145.5	(17.8)	2,127.7

Fuel, purchased power and cost of natural gas sold	206.4	524.3	730.7	(0.4)	730.3
Operations and maintenance (a) -
Direct	127.5	155.4	282.9	(16.3)	266.6
Allocated	125.1	165.3	290.4	—	290.4
Depreciation, depletion and amortization	145.3	124.7	270.0	0.1	270.1
Taxes other than income taxes	38.8	28.4	67.2	—	67.2
Operating income (loss)	$233.0	$271.3	$504.3	$(1.2)	$503.1

Interest expense, net					(181.7)
Other income (expense), net					(1.4)
Income tax (expense)					(36.3)
Net income					283.7
Net income attributable to non-controlling interest					(10.6)
Net income available for common stock					$273.1

	Consolidating Income Statement
Year Ended December 31, 2023	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$853.6	$1,477.7	$2,331.3	$—	$2,331.3
Inter-segment	11.4	6.5	17.9	(17.9)	—
Total revenue	865.0	1,484.2	2,349.2	(17.9)	2,331.3

Fuel, purchased power and cost of natural gas sold	200.1	783.2	983.3	(0.4)	982.9
Operations and maintenance (a) -
Direct	112.2	162.2	274.4	(12.9)	261.5
Allocated	124.0	166.5	290.5	—	290.5
Depreciation, depletion and amortization	142.6	113.9	256.5	0.3	256.8
Taxes other than income taxes	37.3	29.6	66.9	—	66.9
Operating income (loss)	$248.8	$228.8	$477.6	$(4.9)	$472.7

Interest expense, net					(167.9)
Other income (expense), net					(3.2)
Income tax (expense)					(25.6)
Net income					276.0
Net income attributable to non-controlling interest					(13.8)
Net income available for common stock					$262.2

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

Capital Expenditures (a) for the years ended December 31,	2025	2024	2023
	(in millions)
Electric Utilities	$481.3	$381.9	$210.7
Gas Utilities	397.2	402.7	371.9
Corporate and Other	11.3	13.0	7.3
Total capital expenditures	$889.8	$797.6	$589.9

(a)
Includes accruals for property, plant, and equipment as disclosed in the Supplemental Cash Flow Information to the Consolidated Statement of Cash Flows.

(17)
Pending Merger with NorthWestern Energy

On August 18, 2025, we entered into an Agreement and Plan of Merger, with NorthWestern and Merger Sub. The Merger Agreement provides for Merger Sub to merge with and into NorthWestern, with NorthWestern continuing as the surviving entity and a direct wholly owned subsidiary of Black Hills Corporation, which will assume a new corporate name as the resulting parent company of the combined corporate group. At the effective time of the Merger (the “Effective Time”), each share of common stock of NorthWestern, par value $0.01 per share, issued and outstanding as of immediately prior to the Effective Time will be converted into the right to receive 0.98 validly issued, fully paid and non-assessable shares of our common stock, par value $1.00 per share (or cash-in-lieu of fractional shares thereof), in each case upon and subject to the terms and conditions of the Merger Agreement.

The Merger Agreement, which was unanimously approved by both the board of directors of Black Hills Corporation and the board of directors of NorthWestern on August 18, 2025, provides for a tax-free, all-stock business combination of Black Hills Corporation and NorthWestern upon the terms and subject to the conditions set forth therein. Such conditions include, among other things, clearance under the HSR Act, consent of the FCC, approval from each company's shareholders, and regulatory approvals, including approval from the SDPUC, NPSC and MPSC, as well as the FERC.

At closing, the combined company will be named Bright Horizon Energy Corporation.

To date, regulatory efforts by Black Hills Corporation and NorthWestern include the following actions:

•
In October 2025, we filed a joint applications for approval with the MPSC, NPSC and SDPUC.

•
On December 22, 2025, we filed a joint application with the FERC.

•
On January 30, 2026, the Form S-4, which contains a joint proxy statement/prospectus for Black Hills Corporation and NorthWestern, was publicly filed with the SEC. On February 6, 2026, the Form S-4 was declared effective by the SEC. Meetings for Black Hills Corporation and NorthWestern shareholders to vote on the acquisition are scheduled for April 2, 2026.

We expect to file an application for clearance under the HSR Act in the first quarter of 2026.

We anticipate the transaction closing in the second half of 2026, subject to the satisfaction of certain closing conditions including receipt of shareholder approvals and certain regulatory approvals as mentioned above.

(18) SUBSEQUENT EVENTS

Except as described below, there have been no events subsequent to December 31, 2025, which would require recognition in the Consolidated Financial Statements or disclosures.

See Note 8, for information regarding the repayment of our $300 million, 3.95% senior unsecured notes on their January 15, 2026, maturity date.

See Notes 3 and 15, for information regarding the January 2026 transfer of renewable energy credits.

See Note 17, for recent updates regarding the pending merger with NorthWestern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2025. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is presented on Page 61 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors and information required by Items 401, 405, 406, 407(c)(3), 407(d)(4), 407(d)(5), and 408(b) of Regulation S-K, is set forth in the Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference. Information about our Executive Officers is reported in Part 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is set forth in the Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management is set forth in the Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table includes information as of December 31, 2025, with respect to our equity compensation plans which includes the Amended and Restated 2015 Omnibus Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	$391,190	(1)	$—	(1)	$1,437,322	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	$391,190		$—		$1,437,322

(1)
391,190 full value awards outstanding as of December 31, 2025, comprised of restricted stock units, performance shares, short-term incentive plan (STIP) units and Director common stock units. In addition, 265,326 shares of unvested restricted stock were outstanding as of December 31, 2025, which are not included in the table above because they have already been issued. We do not have any outstanding options, warrants or rights.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is set forth in the Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is set forth in the Proxy Statement for our 2026 Annual Meeting to Shareholders, which is incorporated herein by reference.

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

3.1	Restated Articles of Incorporation of the Registrant (filed as Exhibit 3 to the Registrant’s Form 8-K filed on February 5, 2018).
3.2	Amended and Restated Bylaws of the Registrant dated August 18, 2025 (filed as Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2025).
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
4.1-14

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

10.4†	Black Hills Corporation Post-2018 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.4 to the Registrant's Form 10-K for 2022).
10.5†	Black Hills Corporation 2005 Omnibus Incentive Plan (”Omnibus Plan”) (filed as Appendix A to the Registrant’s Proxy Statement filed April 13, 2005).
10.5-1†	First Amendment to the Omnibus Plan (filed as Exhibit 10.11 to the Registrant’s Form 10-K for 2008).
10.5-2†	Second Amendment to the Omnibus Plan (filed as Exhibit 10 to the Registrant’s Form 8-K filed on May 26, 2010).
10.6†	Black Hills Corporation Amended and Restated 2015 Omnibus Incentive Plan effective January 24, 2023, (filed as Exhibit 10.6 to the Registrant's Form 10-K for 2022).
10.7†	Form of Stock Option Agreement effective for awards granted on or after April 28, 2015, (filed as Exhibit 10.8 to Registrant’s Form 10-K for 2015).
10.8†	Form of Performance Unit Award Agreement for 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2021, (filed as Exhibit 10.17 to the Registrant's Form 10-K for 2020).

10.9†	Form of Indemnification Agreement (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on September 3, 2004).
10.10†*	Change in Control Agreement dated November 15, 2025, between Black Hills Corporation and Linden R. Evans.
10.11†*	Change in Control Agreements dated November 15, 2025, between Black Hills Corporation and its non-CEO Senior Executive Officers.
10.12†	Outside Directors Stock Based Compensation Plan as Amended and Restated effective January 1, 2009, (filed as Exhibit 10.23 to the Registrant’s Form 10-K for 2008).
10.12-1†	First Amendment to the Outside Directors Stock Based Compensation Plan effective January 1, 2011, (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2010).
10.12-2†	Second Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2013, (filed as Exhibit 10.15 to the Registrant’s Form 10-K for 2012).
10.12-3†	Third Amendment to the Outside Director’s Stock Based Compensation Plan effective January 1, 2015, (filed as Exhibit 10.16 to the Registrant’s Form 10-K for 2014).
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
10.14-1

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

10.24†	Chief Executive Officer Agreement, dated as of August 18, 2025, between Black Hills Corporation and Brian B. Bird (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 19, 2025).
10.25†	Transition Agreement, dated August 18, 2025, by and between Black Hills Corporation and Linden R. Evans (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on August 19, 2025).
10.26†*	Form of Performance Unit Award Agreement for the Amended and Restated 2015 Omnibus Incentive Plan effective for awards granted on or after January 1, 2026.
19	Insider Trading Policy (filed as Exhibit 19 to the Registrant's Form 10-K for 2023).
21*	List of Subsidiaries of Black Hills Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data.
97†	Mandatory Compensation Recovery Policy dated December 1, 2023 (filed as Exhibit 97 to the Registrant's Form 10-K for 2023).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS CORPORATION

		By:	/S/ LINDEN R. EVANS
Linden R. Evans, President and Chief Executive Officer
Dated:	February 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ STEVEN R. MILLS	Director and	February 11, 2026
Steven R. Mills	Chairman

/S/ LINDEN R. EVANS	Director and	February 11, 2026
Linden R. Evans, President	Principal Executive Officer
and Chief Executive Officer

/S/ KIMBERLY F. NOONEY	Principal Financial and	February 11, 2026
Kimberly F. Nooney, Senior Vice President	Accounting Officer
and Chief Financial Officer

/S/ ROBERT F. BEARD	Director	February 11, 2026
Robert Beard

/S/ BARRY M. GRANGER	Director	February 11, 2026
Barry M. Granger

/S/ TONY A. JENSEN	Director	February 11, 2026
Tony A. Jensen

/S/ KATHLEEN S. MCALLISTER	Director	February 11, 2026
Kathleen S. McAllister

/S/ ROBERT P. OTTO	Director	February 11, 2026
Robert P. Otto

/S/ SCOTT M. PROCHAZKA	Director	February 11, 2026
Scott M. Prochazka

/S/ TERESA A. TAYLOR	Director	February 11, 2026
Teresa A. Taylor

/S/ ANNE G. WALESKI	Director	February 11, 2026
Anne Waleski