Form 10-Q
period 2026-03-31
BLACK HILLS CORP /SD/
filed 2026-05-07
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 4, 2026
Common stock, $1.00 par value	76,128,592	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
BHC	Black Hills Corporation; the Company
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black-box Settlement	Settlement with a utility's commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our Utilities
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
Clean Energy Plan

2030 Ready Plan that establishes a roadmap and preferred resource portfolio for Colorado Electric to achieve the State of Colorado's requirement calling upon electric utilities to reduce greenhouse gas emissions by a minimum of 80% from 2005 levels by 2030.

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

CP Program	Commercial Paper Program
CPUC	Colorado Public Utilities Commission
Dth	Dekatherm. A unit of energy equal to 10 therms or one million British thermal units (MMBtu)
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GSRS	Gas System Reliability Surcharge is a monthly charge that recovers Kansas Gas's costs associated with pipeline safety and government-mandated projects.
GW	Gigawatts
GWh	Gigawatt Hours
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

Merger	Merger Sub merging with and into NorthWestern
Merger Agreement	The Agreement and Plan of Merger, dated August 18, 2025, by and among BHC, Merger Sub, and NorthWestern
Merger Sub	River Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of BHC
MMBtu	Million British thermal units
Moody's	Moody's Ratings
MPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
N/A	Not applicable
N/M	Not meaningful

Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
NorthWestern	NorthWestern Energy Group, Inc., a Delaware corporation
NPSC	Nebraska Public Service Commission
OCI	Other Comprehensive Income
PPA	Power Purchase Agreement
PTC	Production Tax Credit
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

SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Service Guard Comfort Plan	Appliance protection plan that provides home appliance repair services through ongoing monthly service agreements to residential utility customers.
S&P	S&P Global Ratings, a division of S&P Global Inc.
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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation, the risk factors described in Item 1A of Part I of our 2025 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q, and other reports that we file with the SEC from time to time, and the following:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Revenue	$780.7	$805.2

Operating expenses:
Fuel, purchased power and cost of natural gas sold	337.9	359.7
Operations and maintenance	148.0	153.7
Depreciation and amortization	74.8	69.2
Taxes other than income taxes	18.1	17.6
Total operating expenses	578.8	600.2

Operating income	201.9	205.0

Other income (expense):
Interest expense incurred net of amounts capitalized	(53.1)	(51.7)
Interest income	1.2	0.4
Other income, net	0.7	0.8
Total other (expense)	(51.2)	(50.5)

Income before income taxes	150.7	154.5
Income tax (expense)	(17.6)	(18.1)
Net income	133.1	136.4
Net income attributable to non-controlling interest	(2.1)	(2.1)
Net income available for common stock	$131.0	$134.3

Earnings per share of common stock:
Earnings per share, Basic	$1.74	$1.87
Earnings per share, Diluted	$1.73	$1.87

Weighted average common shares outstanding:
Basic	75.4	71.6
Diluted	75.6	71.8

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income	$133.1	$136.4

Other comprehensive income (loss), net of tax;
Reclassification of benefit plan liability	0.1	-
Derivative instruments designated as cash flow hedges:
Reclassification of settled/amortized interest rate swaps	0.6	0.6
Unrealized gain on commodity derivatives	0.2	0.1
Reclassification of settled commodity derivatives	1.3	0.3
Other comprehensive income (loss), net of tax	2.2	1.0

Comprehensive income	135.3	137.4
Less: comprehensive income attributable to non-controlling interest	(2.1)	(2.1)
Comprehensive income available for common stock	$133.2	$135.3

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	March 31, 2026	December 31, 2025
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$23.6	$182.8
Restricted cash and equivalents	7.8	7.6
Accounts receivable, net	383.4	389.0
Materials, supplies and fuel	146.8	172.4
Income tax receivable, net	22.6	23.3
Regulatory assets, current	122.6	139.7
Other current assets	81.4	81.1
Total current assets	788.2	995.9

Property, plant and equipment	10,556.4	10,344.9
Less: accumulated depreciation	(2,162.6)	(2,110.7)
Total property, plant and equipment, net	8,393.8	8,234.2

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	5.8	6.4
Regulatory assets, non-current	251.7	255.0
Other assets, non-current	81.0	78.8
Total other assets, non-current	1,638.0	1,639.7

TOTAL ASSETS	$10,820.0	$10,869.8

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	March 31, 2026	December 31, 2025
	(in millions)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210.8	$311.7
Accrued liabilities	260.2	322.6
Derivative liabilities, current	1.8	5.8
Regulatory liabilities, current	85.9	99.9
Notes payable	252.2	—
Current maturities of long-term debt	410.0	—
Total current liabilities	1,220.9	740.0

Long-term debt, net of current maturities	3,992.5	4,701.1

Deferred credits and other liabilities:
Deferred income tax liabilities, net	736.6	697.9
Regulatory liabilities, non-current	490.2	488.3
Benefit plan liabilities	121.2	123.4
Other deferred credits and other liabilities	231.7	213.4
Total deferred credits and other liabilities	1,579.7	1,523.0

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholder's equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 76,174,264 and 75,520,234 shares, respectively	76.2	75.5
Additional paid-in capital	2,459.4	2,417.5
Retained earnings	1,420.8	1,342.9
Treasury stock, at cost - 57,505 and 43,167 shares, respectively	(3.7)	(2.6)
Accumulated other comprehensive (loss)	(7.5)	(9.7)
Total stockholders' equity	3,945.2	3,823.6
Non-controlling interest	81.7	82.1
Total equity	4,026.9	3,905.7

TOTAL LIABILITIES AND TOTAL EQUITY	$10,820.0	$10,869.8

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2026	2025
Operating activities:	(in millions)
Net income	$133.1	$136.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.8	69.2
Deferred financing cost amortization	2.5	2.4
Stock compensation	3.2	2.6
Deferred income taxes	31.8	33.2
Employee benefit plans	1.6	2.2
Other adjustments	1.4	3.3
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	24.5	25.3
Accounts receivable and other current assets	20.5	(42.6)
Accounts payable and other current liabilities	(119.3)	(56.0)
Regulatory assets	5.4	52.6
Other operating activities, net	(3.3)	(0.8)
Net cash provided by operating activities	176.2	227.8

Investing activities:
Property, plant and equipment additions	(267.4)	(152.9)
Other investing activities	(2.6)	(2.3)
Net cash (used in) investing activities	(270.0)	(155.2)

Financing activities:
Dividends paid on common stock	(53.1)	(48.6)
Common stock issued	40.7	45.6
Net borrowings (payments) of Revolving Credit Facility and CP Program	252.2	(73.9)
Long-term debt - repayments	(300.0)	—
Distributions to non-controlling interests	(2.5)	(3.8)
Other financing activities	(2.5)	(1.2)
Net cash (used in) financing activities	(65.2)	(81.9)

Net change in cash, restricted cash and cash equivalents	(159.0)	(9.3)

Cash, restricted cash, and cash equivalents beginning of period	190.4	23.4
Cash, restricted cash, and cash equivalents end of period	$31.4	$14.1

Supplemental cash flow information:
Cash (paid) received during the period:
Interest (net of amounts capitalized)	$(51.1)	$(48.8)
Income taxes, net of transferred tax credits (Note 11)	14.8	15.2
Non-cash investing and financing activities:
Accrued property, plant, and equipment purchases at March 31,	87.7	86.8

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
	(in millions except share amounts)
December 31, 2025	75,520,234	$75.5	43,167	$(2.6)	$2,417.5	$1,342.9	$(9.7)	$82.1	$3,905.7
Net income	—	—	—	—	—	131.0	—	2.1	133.1
Other comprehensive income, net of tax	—	—	—	—	—	—	2.2	—	2.2
Dividends on common stock ($0.703 per share)	—	—	—	—	—	(53.1)	—	—	(53.1)
Share-based compensation	93,064	0.1	14,338	(1.1)	1.8	—	—	—	0.8
Issuance of common stock	560,966	0.6	—	—	40.6	—	—	—	41.2
Issuance costs	—	—	—	—	(0.5)	—	—	—	(0.5)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(2.5)	(2.5)
March 31, 2026	76,174,264	$76.2	57,505	$(3.7)	$2,459.4	$1,420.8	$(7.5)	$81.7	$4,026.9

(unaudited)	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
	(in millions except share amounts)
December 31, 2024	71,676,756	$71.7	56,608	$(3.3)	$2,193.4	$1,249.1	$(9.4)	$83.7	$3,585.2
Net income	—	—	—	—	—	134.3	—	2.1	136.4
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	—	1.0
Dividends on common stock ($0.676 per share)	—	—	—	—	—	(48.6)	—	—	(48.6)
Share-based compensation	103,995	0.1	(22,488)	1.3	(0.1)	—	—	—	1.3
Issuance of common stock	763,481	0.7	—	—	45.4	—	—	—	46.1
Issuance costs	—	—	—	—	(0.5)	—	—	—	(0.5)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3.8)	(3.8)
March 31, 2025	72,544,232	$72.5	34,120	$(2.0)	$2,238.2	$1,334.8	$(8.4)	$82.0	$3,717.1

BLACK HILLS CORPORATION

Condensed Notes to Consolidated Financial Statements

(unaudited)

(Reference is made to Notes to Consolidated Financial Statements included in the Company’s 2025 Annual Report on Form 10-K)

(1)
Management’s Statement

The unaudited Consolidated Financial Statements included herein have been prepared by Black Hills Corporation (together with our subsidiaries the “Company”, “us”, “we”, or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes included in our 2025 Annual Report on Form 10-K.

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2026, December 31, 2025, and March 31, 2025, financial information. Certain lines of business in which we operate are highly seasonal and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

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

(2)
Regulatory Matters

We had the following regulatory assets and liabilities:

	As of	As of
	March 31, 2026	December 31, 2025
	(in millions)
Regulatory assets
Winter Storm Uri	$24.0	$50.7
Deferred energy and fuel cost adjustments	90.7	83.3
Deferred gas cost adjustments	8.6	10.2
Gas price derivatives	—	4.6
Deferred taxes on AFUDC	11.0	10.6
Employee benefit plans and related deferred taxes	86.6	87.4
Environmental	13.1	13.1
Loss on reacquired debt	13.7	14.1
Deferred taxes on flow through accounting	97.4	94.8
Other regulatory assets	29.2	25.9
Total regulatory assets	374.3	394.7
Less current regulatory assets	(122.6)	(139.7)
Regulatory assets, non-current	$251.7	$255.0

Regulatory liabilities
Deferred energy and fuel cost adjustments	14.4	$12.3
Deferred gas cost adjustments	31.2	51.5
Employee benefit plan costs and related deferred taxes	35.9	36.2
Cost of removal	220.6	216.5
Excess deferred income taxes	227.2	230.3
Colorado renewable energy	36.3	33.2
Other regulatory liabilities	10.5	8.2
Total regulatory liabilities	576.1	588.2
Less current regulatory liabilities	(85.9)	(99.9)
Regulatory liabilities, non-current	$490.2	$488.3

Recent Rate Review Activity

Arkansas Gas

On December 5, 2025, Arkansas Gas filed a rate review with the APSC seeking recovery of infrastructure investments in its natural gas pipeline system. The rate review requested $29.4 million in new annual revenue with a capital structure of 50% equity and 50% debt and a return on equity of 10.5%. The request seeks to implement new rates in the fourth quarter of 2026.

Kansas Gas

On February 3, 2025, Kansas Gas filed a rate review with the KCC seeking recovery of infrastructure investments and increased operations and maintenance costs driven by inflation and operational needs to serve customers. On July 24, 2025, Kansas Gas received final approval from the KCC for a Black-box Settlement agreement for a general rate increase expected to generate $10.8 million in new annual revenue and shift $4.4 million of GSRS rider revenue to base rates. New rates were enacted on August 1, 2025. The settlement also included approval for Kansas Gas to file an abbreviated case in first quarter of 2026 that includes the addition of capital placed in service through December 31, 2025. On March 2, 2026, Kansas Gas filed the abbreviated case, which was limited in scope and requested increases in base rate revenues of $2.4 million with new rates effective in the second half of 2026.

Nebraska Gas

On May 1, 2025, Nebraska Gas filed a rate review with the NPSC seeking recovery of infrastructure investments and increased operations and maintenance costs driven by inflation and operational needs to serve customers. On December 9, 2025, Nebraska Gas received final approval from the NPSC for a settlement agreement for a general rate increase. The settlement is expected to generate $23.9 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 9.85%. The settlement also includes renewal of Nebraska Gas' SSIR for five years and the development of a two-year pilot program for a weather normalization adjustment rider. New rates were enacted on January 1, 2026, which replaced interim rates effective in August 2025. Nebraska Gas customers are entitled to a $4.7 million refund due to the interim rate increase exceeding the final approved rate increase, which was retroactive to August 2025. These amounts are expected to be refunded to customers as a one-time bill credit during the second quarter of 2026.

South Dakota Electric

On February 19, 2026, South Dakota Electric filed a rate review with the SDPUC seeking recovery of infrastructure investments and increased operations and maintenance costs driven by inflation and operational needs to serve customers since its last rate review in 2014. The rate review requested $50.6 million in new annual revenue with a capital structure of 53% equity and 47% debt and a return on equity of 10.5%. The request seeks interim rates to be effective 180 days after the filing, with new rates expected to be finalized in the first quarter of 2027.

On March 18, 2026, South Dakota Electric filed a rate review with the WPSC seeking recovery of infrastructure investments and increased operations and maintenance costs driven by inflation and operational needs to serve customers since its last rate review in 2014 The company is seeking an annual base rate increase to retail electric service rates of $5.1 million based on a similar capital structure and return on equity requested in South Dakota. New rates are expected to be finalized in the first quarter of 2027.

(3)
Commitments, Contingencies, and Guarantees

Deborah Ferrari et al. v. Colorado Electric, Case No. 2024CV31889 (District Court for the City and County of Denver, Colorado)

During the year ended December 31, 2025, Colorado Electric settled a legal matter involving an auto accident. As part of the settlement, Colorado Electric recognized a legal liability of $20 million, which was paid in the first quarter of 2026. In connection with this matter, Colorado Electric also recognized a loss recovery receivable of $20 million under its insurance coverage, which was received in the first quarter of 2026. We do not expect additional material losses related to this matter.

Generation Reservation Agreement with Prospective Data Center Customer

On April 22, 2026, Wyoming Electric entered into a generation reservation agreement with a prospective new customer seeking to construct a 1.8 GW data center under Wyoming Electric's LPCS Tariff. Under the agreement, the prospective customer will provide a refundable CIAC to Wyoming Electric to support milestone payments to suppliers to secure long lead-time generation equipment for potential company‑owned generation to serve the customer. To date, Wyoming Electric has received approximately $201 million in refundable CIAC payments from the prospective customer. Unless otherwise extended by the parties, this generation reservation agreement will terminate on June 30, 2026. This agreement is a bridge agreement to support long lead-time items while Wyoming Electric continues to negotiate definitive agreements with the prospective customer.

Power Purchase Agreement for Clean Energy Plan

On February 18, 2026, Colorado Electric executed a PPA with Honors Energy, LLC to purchase up to 200 MW of solar energy upon construction of a new renewable generation facility, which is expected to be completed by mid-2029. The agreement will expire 15 years after construction completion. The solar energy from this PPA will be used to support Colorado Electric's Clean Energy Plan.

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three months ended March 31, 2026, and 2025. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended March 31, 2026	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$197.0	$458.7	$—	$655.7
Transportation	—	54.5	(0.1)	54.4
Wholesale	6.0	—	—	6.0
Market - off-system sales	10.9	—	—	10.9
Transmission	12.0	0.2	—	12.2
Other revenues	14.8	11.9	(3.9)	22.8
Revenue from contracts with customers	$240.7	$525.3	$(4.0)	$762.0
Alternative revenue and other	0.9	17.8	—	18.7
Total revenues	$241.6	$543.1	$(4.0)	$780.7

Timing of revenue recognition:
Services transferred at a point in time	$8.8	$—	$—	$8.8
Services transferred over time	231.9	525.3	(4.0)	753.2
Revenue from contracts with customers	$240.7	$525.3	$(4.0)	$762.0

Three Months Ended March 31, 2025	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$191.3	$499.7	$—	$691.0
Transportation	—	57.7	(0.1)	57.6
Wholesale	7.1	—	—	7.1
Market - off-system sales	11.3	—	—	11.3
Transmission	12.1	0.2	—	12.3
Other revenues	13.8	11.1	(3.8)	21.1
Revenue from contracts with customers	$235.6	$568.7	$(3.9)	$800.4
Alternative revenue and other	1.1	3.7	—	4.8
Total revenues	$236.7	$572.4	$(3.9)	$805.2

Timing of revenue recognition:
Services transferred at a point in time	$8.1	$—	$—	$8.1
Services transferred over time	227.5	568.7	(3.9)	792.3
Revenue from contracts with customers	$235.6	$568.7	$(3.9)	$800.4

(5)
Financing

Short-term Debt

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity as of:

	March 31, 2026	December 31, 2025
	(dollars in millions)
Amount outstanding	$252.2	$—
Letters of credit (a)	3.2	3.2
Available capacity	494.6	746.8
Weighted average interest rates	3.95%	N/A

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$338.0	$263.6
Average amount outstanding (based on daily outstanding balances)	182.6	87.1
Weighted average interest rates	3.88%	4.55%

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

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of March 31, 2026. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of March 31, 2026, our Consolidated Indebtedness to Capitalization Ratio was 0.54 to 1.00.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of March 31, 2026. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of March 31, 2026, Wyoming Electric's debt to capitalization ratio was 0.50 to 1.00.

Equity

ATM

ATM activity was as follows:

	Three Months Ended March 31,
	2026	2025
June 16, 2023 ATM Program	(in millions, except Average price per share amounts)
Proceeds, (net of issuance costs of $0.0 and $(0.5), respectively)	$—	$45.7
Number of shares issued	—	0.8

May 8, 2025 ATM Program
Proceeds, (net of issuance costs of $(0.4) and $0.0, respectively)	$40.7	$—
Number of shares issued	0.6	—

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(0.4) and $(0.5), respectively)	$40.7	$45.7
Number of shares issued	0.6	0.8
Average price per share	$73.42	$60.44

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Net income available for common stock	$131.0	$134.3

Weighted average shares - basic	75.4	71.6
Dilutive effect of equity compensation	0.2	0.2
Weighted average shares - diluted	$75.6	$71.8

Net income available for common stock, per share - Diluted	$1.73	$1.87

Anti-dilutive shares excluded from the diluted earnings per share computation were not material for the three months ended March 31, 2026, and 2025.

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

Through Black Hills Energy Services, our non-regulated natural gas commodity supplier, we buy, sell, and deliver natural gas in Nebraska and Wyoming at competitive prices by managing commodity price risk. As a result of these activities, this area of our business is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks using over-the-counter and exchange traded options and swaps with counterparties in anticipation of forecasted purchases and sales through September 2028. A portion of our over-the-counter swaps have been designated as cash flow hedges to mitigate the commodity price risk associated with deliveries under fixed price forward contracts to deliver gas to our Choice Gas Program customers. The gain or loss on these designated derivatives is reported in AOCI in the accompanying Consolidated Balance Sheets and reclassified into earnings in the same period that the underlying hedged item is recognized in earnings. Effectiveness of our hedging position is evaluated at least quarterly.

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long and (short) positions as of:

	March 31, 2026		December 31, 2025
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	—	N/A	620,000	3
Natural gas options purchased, net	—	N/A	2,750,000	3
Natural gas basis swaps purchased	—	N/A	1,040,000	3
Natural gas over-the-counter swaps, net (b)	2,610,000	29	3,430,000	23
Natural gas physical contracts, net (c)	(942,398)	12	14,285,200	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of March 31, 2026, 625,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude contracts that qualify for the normal purchases and normal sales exception under GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At March 31, 2026, the Company had no amount related to such provisions, which would be included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following table presents the fair value and balance sheet classification of our derivative instruments as of:

	Balance Sheet Location	March 31, 2026	December 31, 2025
		(in millions)
Derivatives designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(0.7)	$(2.8)
Total derivatives designated as hedges		$(0.7)	$(2.8)

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(1.1)	$(3.0)
Total derivatives not designated as hedges		$(1.1)	$(3.0)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three months ended March 31, 2026, and 2025. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$0.7	$0.8	Interest expense	$(0.7)	$(0.8)
Commodity derivatives	2.0	0.5	Fuel, purchased power, and cost of natural gas sold	(1.7)	(0.4)
Total	$2.7	$1.3		$(2.4)	$(1.2)

As of March 31, 2026, $2.2 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three months ended March 31, 2026, and 2025. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended March 31,
		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$0.3	$1.1
		$0.3	$1.1

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments were $0.0 million and $4.6 million as of March 31, 2026, and December 31, 2025, respectively.

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

Recurring Fair Value Measurements

Derivatives

The commodity contracts for our Utilities segments are valued using the market approach and include forward strip pricing at liquid delivery points, exchange-traded futures, options, basis swaps, and over-the-counter swaps and options (Level 2) for wholesale electric energy and natural gas contracts. For exchange-traded futures, options, and basis swap assets and liabilities, fair value was derived using broker quotes validated by the exchange settlement pricing for the applicable contract. For over-the-counter instruments, the fair value is obtained by utilizing a nationally recognized service that obtains observable inputs to compute the fair value, which we validate by comparing our valuation with the counterparty. The fair value of these swaps includes a credit valuation adjustment based on the credit spreads of the counterparties when we are in an unrealized gain position or on our own credit spread when we are in an unrealized loss position. For additional information, see Note 1 of our Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our gross assets and gross liabilities and related offsetting as permitted by GAAP that were accounted for at fair value on a recurring basis for derivative instruments.

	As of March 31, 2026
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Liabilities:
Commodity derivatives - Gas Utilities	$—	$1.8	$—	$—	$1.8
Total	$—	$1.8	$—	$—	$1.8

(a)
As of March 31, 2026, $0.0 million of our commodity derivative assets and $1.8 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

	As of December 31, 2025
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$—	$2.0	$—	$(2.0)	$—
Total	$—	$2.0	$—	$(2.0)	$—

Liabilities:
Commodity derivatives - Gas Utilities	$—	$8.8	$—	$(3.0)	$5.8
Total	$—	$8.8	$—	$(3.0)	$5.8

(a)
As of December 31, 2025, $2.0 million of our commodity derivative assets and $3.0 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

Pension and Postretirement Plan Assets

The fair value of our pension and postretirement plan assets is presented in Note 13 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K.

Captive Insurance Cell Investments

We have investments in the Captive that may be used to pay insurance losses in the event of certain insured loss events. The Captive may hold investment assets in cash, cash equivalents, and equity and fixed income instruments. These investments are restricted for insured loss events. Additional information regarding the Captive is presented in Note 12 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets as of:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities (a)	$4,402.5	$4,264.7	$4,701.1	$4,639.0

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax:

		Amount Reclassified from AOCI
		Three Months Ended March 31,
	Location on the Consolidated Statements of Income	2026	2025
		(in millions)
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(0.7)	$(0.8)
Commodity contracts	Fuel, purchased power, and cost of natural gas sold	(1.7)	(0.4)
		$(2.4)	$(1.2)
Income tax	Income tax (expense) benefit	0.5	0.3
Total reclassification adjustments related to cash flow hedges, net of tax		$(1.9)	$(0.9)

Amortization of components of defined benefit plans:
Actuarial (loss)	Operations and maintenance	(0.1)	—
Total reclassification adjustments related to defined benefit plans, net of tax		$(0.1)	$—
Total reclassifications		$(2.0)	$(0.9)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows:

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2025	$(1.6)	$(2.2)	$(5.9)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	0.2	—	0.2
Amounts reclassified from AOCI	0.6	1.3	0.1	2.0
As of March 31, 2026	$(1.0)	$(0.7)	$(5.8)	$(7.5)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2024	$(3.8)	$(0.3)	$(5.3)	$(9.4)
Other comprehensive income (loss) before reclassifications	—	0.1	—	0.1
Amounts reclassified from AOCI	0.6	0.3	—	0.9
As of March 31, 2025	$(3.2)	$0.1	$(5.3)	$(8.4)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows:

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost	$0.4	$0.4	$—	$0.2	$0.4	$0.4
Interest cost	3.6	4.0	0.3	0.3	0.5	0.6
Expected return on plan assets	(4.2)	(4.2)	—	—	(0.1)	(0.1)
Net amortization of prior service costs	—	—	—	—	0.1	0.1
Recognized net actuarial loss	0.6	0.5	—	—	—	—
Net periodic expense	$0.4	$0.7	$0.3	$0.5	$0.9	$1.0

Plan Contributions

Contributions made in the first three months of 2026 and additional contributions anticipated for the remainder of 2026 are as follows:

	Contributions Made	Additional Contributions
	Three Months Ended March 31, 2026	Anticipated for 2026
	(in millions)
Defined Benefit Pension Plan	$—	$1.6
Non-pension Defined Benefit Postretirement Healthcare Plan	1.3	3.2
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	0.7	2.1

(11)
Income Taxes

Transfers of Production Tax Credits

In January 2025 and 2026, we entered into agreements with a third party to sell 2024 and 2025 generated PTCs for $16.0 million and $15.3 million, respectively. We expect to continue to explore monetization of our tax credits through third party transferability agreements.

Income Tax (Expense) and Effective Tax Rates

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

Income tax (expense) for the three months ended March 31, 2026, was $(17.6) million compared to $(18.1) million reported for the same period in 2025. For the three months ended March 31, 2026, the effective tax rate was 11.7%, which was comparable to 11.7% for the same period in 2025.

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

Segment information was as follows:

	Consolidating Income Statement
Three Months Ended March 31, 2026	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$239.1	$541.6	$780.7	$—	$780.7
Inter-segment	2.5	1.5	4.0	(4.0)	—
Total revenue	241.6	543.1	784.7	(4.0)	780.7

Fuel, purchased power and cost of natural gas sold	66.8	271.2	338.0	(0.1)	337.9
Operations and maintenance (a) -
Direct	33.1	40.4	73.5	0.6	74.1
Allocated	32.0	41.9	73.9	—	73.9
Depreciation and amortization	40.6	34.2	74.8	—	74.8
Taxes other than income taxes	9.2	8.9	18.1	—	18.1
Operating income (loss)	$59.9	$146.5	$206.4	$(4.5)	$201.9

Interest expense, net					(51.9)
Other income, net					0.7
Income tax (expense)					(17.6)
Net income					133.1
Net income attributable to non-controlling interest					(2.1)
Net income available for common stock					$131.0

	Consolidating Income Statement
Three Months Ended March 31, 2025	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$234.3	$570.9	$805.2	$—	$805.2
Inter-segment	2.4	1.5	3.9	(3.9)	—
Total revenue	236.7	572.4	809.1	(3.9)	805.2

Fuel, purchased power and cost of natural gas sold	67.2	292.6	359.8	(0.1)	359.7
Operations and maintenance (a) -			—
Direct	35.7	44.1	79.8	(3.0)	76.8
Allocated	33.1	43.8	76.9	—	76.9
Depreciation and amortization	37.1	32.1	69.2	—	69.2
Taxes other than income taxes	9.3	8.3	17.6	—	17.6
Operating income (loss)	$54.3	$151.5	$205.8	$(0.8)	$205.0

Interest expense, net					(51.3)
Other income, net					0.8
Income tax (expense)					(18.1)
Net income					136.4
Net income attributable to non-controlling interest					(2.1)
Net income available for common stock					$134.3

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

Capital Expenditures (a) for the three months ended March 31,	2026	2025
	(in millions)
Electric Utilities	$189.5	$102.1
Gas Utilities	68.4	59.0
Corporate and Other	1.9	1.3
Total capital expenditures	$259.8	$162.4

(a)
Includes accruals for property, plant, and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets as of:

	March 31, 2026	December 31, 2025
	(in millions)
Billed Accounts Receivable	$269.4	$223.3
Unbilled Revenue	117.5	168.1
Less: Allowance for Credit Losses	(3.5)	(2.4)
Account Receivable, net	$383.4	$389.0

Changes to allowance for credit losses for the three months ended March 31, 2026, and 2025, respectively, were as follows:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at March 31,
	(in millions)
2026	$2.4	$2.0	$0.8	$(1.7)	$3.5
2025	$2.1	$3.4	$0.9	$(1.5)	$4.9

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies, and fuel on the accompanying Consolidated Balance Sheets as of:

	March 31, 2026	December 31, 2025
	(in millions)
Materials and supplies	$119.3	$117.3
Fuel - Electric Utilities	6.4	6.4
Natural gas in storage	21.1	48.7
Total materials, supplies, and fuel	$146.8	$172.4

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of:

	March 31, 2026	December 31, 2025
	(in millions)
Accrued employee compensation, benefits, and withholdings	$60.3	$92.8
Accrued property taxes	56.9	54.8
Customer deposits and prepayments	45.4	59.0
Accrued interest	56.7	57.2
Other (none of which is individually significant)	40.9	58.8
Total accrued liabilities	$260.2	$322.6

(14)
Pending Merger with NorthWestern

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

The Merger Agreement, which was unanimously approved on August 18, 2025, by both the board of directors of Black Hills Corporation and the board of directors of NorthWestern, provides for a tax-free, all-stock business combination of Black Hills Corporation and NorthWestern upon the terms and subject to the conditions set forth therein. Such conditions include, among other things, clearance under the HSR Act, consent of the FCC, approval from each company's shareholders, and regulatory approvals, including approval from the SDPUC, NPSC and MPSC, as well as the FERC. To date, the status of these matters is as follows:

•
In October 2025, we filed joint applications for approval with the MPSC, NPSC, and SDPUC. In March 2026, we reached a settlement agreement with all intervening parties in Nebraska. A hearing before the NPSC was held in April 2026. In April 2026, we reached settlements agreements with several parties in Montana, which were filed with the MPSC. Also in April 2026, we reached a settlement with the SDPUC Staff, which was filed with the SDPUC. Hearings before the MPSC and SDPUC are scheduled in the second quarter of 2026. All settlement agreements are subject to approval by the respective regulatory commissions.
•
On December 22, 2025, we filed a joint application with the FERC. The initial public comment period closed on January 20, 2026. We expect a decision from the FERC by mid-2026.
•
On January 30, 2026, the Form S-4, which contains a joint proxy statement/prospectus for the Black Hills Corporation and NorthWestern, was publicly filed with the SEC. On February 6, 2026, the Form S-4 was declared effective by the SEC. On April 2, 2026, shareholders from both Black Hills Corporation and NorthWestern voted to approve the proposed all-stock merger.
•
On March 19, 2026, we filed an application for clearance under the HSR Act. The waiting period under the HSR Act was completed on April 20, 2026, satisfying a U.S. antitrust condition to closing.

We anticipate the transaction closing in the second half of 2026, subject to the satisfaction of certain closing conditions including receipt of certain regulatory approvals as mentioned above.

(15)
Subsequent Events

Except as described below, there have been no events subsequent to March 31, 2026, which would require recognition in the Consolidated Financial Statements or disclosures.

See Note 3 for information regarding Wyoming Electric's generation reservation agreement.

See Note 14 for information regarding the pending merger with NorthWestern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our 2025 Annual Report on Form 10-K.

Executive Summary

We are a customer-focused energy solutions provider with a mission of Improving Life with Energy for more than 1.37 million customers and 800+ communities we serve. Our aspiration is to be the trusted energy partner across our growing eight-state footprint, including Arkansas, Colorado, Iowa, Kansas, Montana, Nebraska, South Dakota, and Wyoming. Our strategy is centered on four priorities: People & Culture—build a team that wins together, Operational Excellence—relentlessly deliver on our commitment to serve our customers, Transformation—be a simple and connected company and Growth—grow to be a dominant long-term energy provider.

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

Recent Developments

Pending Merger with NorthWestern

On August 18, 2025, we entered into the Merger Agreement with NorthWestern and Merger Sub. See Note 14 of the Condensed Notes to Consolidated Financial Statements for recent developments surrounding the pending Merger.

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for South Dakota Electric.
•
On April 22, 2026, Wyoming Electric entered into a generation reservation agreement with a prospective new customer seeking to construct a 1.8 GW data center under Wyoming Electric's LPCS Tariff. See Note 3 of the Condensed Notes to Consolidated Financial Statements for additional information.
•
On March 12, 2026, the state of South Dakota enacted comprehensive wildfire liability mitigation legislation (SB36), effective July 1, 2026. The legislation provides material liability protections for a utility that complies with its published wildfire mitigation plan. South Dakota Electric plans to file its WMP with the SDPUC in the second half of 2026. In 2025, the state of Wyoming enacted similar legislation. In November 2025, Wyoming Electric filed its WMP with the WPSC and anticipates approval by mid-2026.
•
During the first quarter of 2026, South Dakota Electric continued with construction of its Lange II project which is anticipated to be in service in the fourth quarter of 2026. The addition of these resources will replace generation facilities planned for retirement and support updated planning reserve margin requirements.
•
In 2025, Colorado Electric received CPUC approval for the addition of 250 MW of new renewable generation resources in support of its Clean Energy Plan, which included a 50-MW utility-owned battery storage project and a 200-MW solar PPA. During the fourth quarter of 2025, Colorado Electric commenced construction of the 50-MW battery storage project. The project is expected to be completed by year-end 2027. On February 18, 2026, Colorado Electric entered into a 200-MW solar PPA. See Note 3 of the Condensed Notes to Consolidated Financial Statements for additional information regarding the PPA.
•
In January 2026, Wyoming Electric set a new all-time peak load of 393 MW, surpassing the previous peak of 379 MW set on June 20, 2025.

Gas Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for Arkansas Gas, Kansas Gas and Nebraska Gas.

Corporate and Other

•
See Note 5 of the Condensed Notes to Consolidated Financial Statements for information regarding recent financing activities.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three months ended March 31, 2026, and 2025, and our financial condition as of March 31, 2026, and December 31, 2025, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$59.9	$54.3	$5.6
Gas Utilities	146.5	151.5	(5.0)
Corporate and Other (a)	(4.5)	(0.8)	(3.7)
Operating income	201.9	205.0	(3.1)

Interest expense, net	(51.9)	(51.3)	(0.6)
Other income, net	0.7	0.8	(0.1)
Income tax (expense)	(17.6)	(18.1)	0.5
Net income	133.1	136.4	(3.3)
Net income attributable to non-controlling interest	(2.1)	(2.1)	-
Net income available for common stock	$131.0	$134.3	$(3.3)

Weighted average common shares outstanding, Diluted	75.6	71.8	3.8
Total earnings per share of common stock, Diluted	$1.73	$1.87	$(0.14)

(a)
Includes inter-segment eliminations.

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025:

•
Electric Utilities’ operating income increased $5.6 million primarily due to new rates and rider recovery driven by the Colorado Electric rate review and Wyoming Electric's recently completed Ready Wyoming project partially offset by unfavorable weather and lower residential and commercial customer usage;
•
Gas Utilities’ operating income decreased $5.0 million primarily due to unfavorable weather partially offset by new rates and rider recovery driven by the Kansas Gas and Nebraska Gas rate reviews and lower operating expenses; and
•
Corporate and Other operating loss increased $3.7 million primarily due to costs related to the pending merger with NorthWestern.

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

Our Electric and Gas Utility margin measure may not be comparable to other companies’ Electric and Gas Utility margin measures. The following table includes a reconciliation of Electric and Gas Utility margin to Gross margin, the most directly comparable GAAP measure:

	Electric Utilities		Gas Utilities
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Revenue	$241.6	$236.7	$543.1	$572.4
Fuel, purchased power and cost of natural gas sold	(66.8)	(67.2)	(271.2)	(292.6)
Operations and maintenance (a)	(39.2)	(41.9)	(41.1)	(46.2)
Depreciation and amortization	(40.5)	(37.1)	(34.2)	(32.1)
Taxes other than income taxes	(9.2)	(9.3)	(8.9)	(8.3)
Gross margin (GAAP)	$85.9	$81.2	$187.7	$193.2
Operations and maintenance (a)	39.2	41.9	41.1	46.2
Depreciation and amortization	40.5	37.1	34.2	32.1
Taxes other than income taxes	9.2	9.3	8.9	8.3
Electric and Gas Utility margin (non-GAAP)	$174.8	$169.5	$271.9	$279.8

(a)
Operations and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operations and maintenance expenses at our electric generation facilities, operations and maintenance expenses at our WRDC coal mine, and electric and gas transmission and distribution expenses. These amounts are included in the table above to calculate gross margin in accordance with GAAP. These amounts excluded operations and maintenance expenses not directly attributable to revenue-producing activities of $25.9 million and $26.9 million for the three months ended March 31, 2026, and 2025, respectively, for the Electric Utilities and $41.2 million and $41.7 million for the three months ended March 31, 2026, and 2025, respectively, for the Gas Utilities.

Electric Utilities

Operating results for the Electric Utilities were as follows:

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Revenue	$241.6	$236.7	$4.9
Fuel and purchased power	66.8	67.2	(0.4)
Electric Utility margin (non-GAAP) (a)	174.8	169.5	5.3

Operations and maintenance	65.1	68.8	(3.7)
Depreciation and amortization	40.6	37.1	3.5
Taxes other than income taxes	9.2	9.3	(0.1)
Total operating expenses (excluding Fuel and purchased power)	114.9	115.2	(0.3)

Operating income	$59.9	$54.3	$5.6

(a)
See Non-GAAP Financial Measures section above for reconciliation to Gross margin, the most directly comparable GAAP measure.

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025:

•
Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$13.3
Residential and commercial customer usage	(3.6)
Weather	(3.2)
Other	(1.2)
$5.3

•
Operations and maintenance expense decreased primarily due to $2.4 million of lower outside services expenses.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes was comparable to the same period in the prior year.

Operating Statistics

	Revenue		Quantities Sold
	Three Months Ended March 31,		Three Months Ended March 31,
By Customer Class	2026	2025	2026	2025
	(in millions)		(in GWh)
Retail Revenue -
Residential	$63.1	$66.4	358.9	406.4
Commercial	70.0	68.8	492.2	517.2
Industrial (a)	56.2	48.2	707.4	609.8
Municipal	4.3	4.5	31.1	34.6
Other Retail	3.4	3.4	—	—
Subtotal Retail Revenue - Electric	197.0	191.3	1,589.6	1,568.0
Wholesale	6.0	7.1	140.1	147.8
Market - off-system sales	10.9	11.3	198.3	173.6
Transmission	12.0	12.1	—	—
Other (b)	15.7	14.9	—	—
Total Revenue and Quantities Sold	$241.6	$236.7	1,928.0	1,889.4
Other Uses, Losses, or Generation, net (c)			103.2	94.1
Total Energy			2,031.2	1,983.5

(a)
The increase in industrial quantities sold for the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by Wyoming Electric's BCIS Tariff customers.
(b)
Includes Integrated Generation, inter-segment rent, and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue		Quantities Sold
	Three Months Ended March 31,		Three Months Ended March 31,
By Business Unit	2026	2025	2026	2025
	(in millions)		(in GWh)
Colorado Electric	$69.2	$72.4	495.9	532.3
South Dakota Electric	86.7	86.9	679.7	682.0
Wyoming Electric	74.8	66.6	726.6	645.8
Integrated Generation	10.9	10.8	25.8	29.3
Total Revenue and Quantities Sold	$241.6	$236.7	1,928.0	1,889.4

	Three Months Ended March 31,
Quantities Generated and Purchased by Fuel Type	2026	2025
	(in GWh)
Generated:
Coal (a)	490.2	599.9
Natural Gas and Oil	441.7	512.1
Wind	186.8	175.4
Total Generated	1,118.7	1,287.4
Purchased:
Coal, Natural Gas, Oil, and Other Market Purchases	562.4	375.7
Wind and Solar	350.1	320.4
Total Purchased (b)	912.5	696.1

Total Generated and Purchased	2,031.2	1,983.5

(a)
The decrease in coal generation for the three months ended March 31, 2026, compared to the same period in 2025, is primarily due to generation outages at Wygen III (returned to service in mid-March 2026).
(b)
The increase in total purchases for the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by increased demand from Wyoming Electric's BCIS Tariff customers and generation outages at Wygen III as discussed in (a) above.

	Three Months Ended March 31,
Quantities Generated and Purchased by Business Unit	2026	2025
	(in GWh)
Generated:
Colorado Electric	143.8	184.3
South Dakota Electric (a)	400.6	478.9
Wyoming Electric	180.5	219.3
Integrated Generation	393.8	404.9
Total Generated	1,118.7	1,287.4
Purchased:
Colorado Electric	104.5	90.2
South Dakota Electric (a)	300.3	211.3
Wyoming Electric (b)	491.2	376.1
Integrated Generation	16.5	18.5
Total Purchased	912.5	696.1

Total Generated and Purchased	2,031.2	1,983.5

(a)
The shift in South Dakota Electric's generated and purchased GWh for the three months ended March 31, 2026, compared to the same period in 2025, is primarily driven by generation outages at Wygen III (returned to service in mid-March 2026).
(b)
As discussed in footnote (b) in the Quantities Generated and Purchased by Fuel Type table above, the increase in Wyoming Electric's purchases is primarily driven by increased demand from BCIS Tariff customers.

	Three Months Ended March 31,
	2026		2025
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	2,001	(21)%	2,733	9%
South Dakota Electric	2,567	(22)%	3,438	5%
Wyoming Electric	2,325	(23)%	3,140	5%
Combined (a)	2.263	(22)%	3,060	7%

Cooling Degree Days:
Colorado Electric	11	N/M	---	---
South Dakota Electric	---	---	---	---
Wyoming Electric	---	---	---	---
Combined (a)	5	N/M	---	---

(a)
Degree days are calculated based on a weighted average of total customers by state.

Gas Utilities

Operating results for the Gas Utilities were as follows:

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Revenue	$543.1	$572.4	$(29.3)
Cost of natural gas sold	271.2	292.6	(21.4)
Gas Utility margin (non-GAAP) (a)	271.9	279.8	(7.9)

Operations and maintenance	82.3	87.9	(5.6)
Depreciation and amortization	34.2	32.1	2.1
Taxes other than income taxes	8.9	8.3	0.6
Total operating expenses (excluding Cost of natural gas sold)	125.4	128.3	(2.9)

Operating income	$146.5	$151.5	$(5.0)

(a)
See Non-GAAP Financial Measures section above for reconciliation to Gross margin, the most directly comparable GAAP measure.

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025:

•
Gas Utility margin decreased as a result of the following:

(in millions)
Weather	$(13.2)
Retail customer usage	(2.1)
Mark-to-market on non-utility natural gas commodity contracts	(0.7)
New rates and rider recovery	8.8
Other	(0.7)
$(7.9)

•
Operations and maintenance expense decreased primarily due to $4.4 million of lower employee costs.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes was comparable to the same period in the prior year.

Operating Statistics

	Revenue		Quantities Sold and Transported
	Three Months Ended March 31,		Three Months Ended March 31,
By Customer Class	2026	2025	2026	2025
	(in millions)		(Dth in millions)
Retail Revenue -
Residential	$311.7	$344.1	25.2	30.7
Commercial	125.5	134.3	12.2	14.0
Industrial	6.9	6.6	0.9	1.0
Other Retail (a)	14.6	14.7	—	—
Subtotal Retail Revenue - Gas	458.7	499.7	38.3	45.7
Transportation	54.5	57.7	46.2	50.4
Other (b)	29.9	15.0	—	—
Total Revenue and Quantities Sold	$543.1	$572.4	84.5	96.1

(a)
Includes Black Hills Energy Services revenue under the Choice Gas Program.
(b)
Includes inter-segment rent and non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.

	Revenue		Quantities Sold and Transported
	Three Months Ended March 31,		Three Months Ended March 31,
By Business Unit	2026	2025	2026	2025
	(in millions)		(Dth in millions)
Arkansas Gas	$122.1	$124.8	11.5	13.2
Colorado Gas	90.2	115.8	10.8	13.2
Iowa Gas	93.8	86.8	14.1	15.2
Kansas Gas	60.6	66.1	10.2	11.7
Nebraska Gas	130.9	130.2	26.2	29.6
Wyoming Gas	45.5	48.7	11.7	13.2
Total Revenue and Quantities Sold	$543.1	$572.4	84.5	96.1

	Three Months Ended March 31,
	2026		2025
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	1,572	(16)%	1,957	2%
Colorado Gas	2,059	(27)%	2,837	2%
Iowa Gas	2,994	(9)%	3,288	(1)%
Kansas Gas (a)	2,034	(15)%	2,616	10%
Nebraska Gas (a)	2,545	(15)%	3,039	2%
Wyoming Gas	2,464	(24)%	3,323	3%
Combined (b)	2,513	(18)%	3,082	1%

(a)
Arkansas Gas and Kansas Gas have weather normalization mechanisms that mitigate the weather impact on Gas Utility margins. Nebraska Gas received NPSC approval to implement a two-year pilot program for a weather normalization mechanism which was effective August 1, 2025.
(b)
The combined heating degree days are calculated based on a weighted average of total customers by state excluding Kansas Gas and Nebraska Gas (effective in August 2025) due to its weather normalization mechanism. Arkansas Gas is partially excluded based on the weather normalization mechanism in effect from November through April.

Corporate and Other

Corporate and Other operating results, including inter-segment eliminations, were as follows:

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Operating income (loss)	$(4.5)	$(0.8)	$(3.7)

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025:

•
Operating loss increased primarily due to $4.6 million of costs related to the pending merger with NorthWestern.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Interest expense, net	$(51.9)	$(51.3)	$(0.6)
Other income, net	0.7	0.8	(0.1)
Income tax (expense)	(17.6)	(18.1)	0.5

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025:

•
Interest expense, net, was comparable to the same period in the prior year as higher interest expense primarily driven by higher debt balances was mostly offset by higher interest income driven by higher cash and cash equivalents balances.
•
Other income, net, was comparable to the same period in the prior year.
•
Income tax (expense) was comparable to the same period in the prior year. For the three months ended March 31, 2026, the effective tax rate was 11.7%, which was comparable to 11.7% for the same period in 2025.

Liquidity and Capital Resources

The following table provides an informational summary of our liquidity and capital structure as of:

	March 31, 2026	December 31, 2025
	(dollars in millions)
Cash and cash equivalents	$23.6	$182.8
Available capacity under Revolving Credit Facility and CP Program (a)	494.6	746.8
Available liquidity	$518.2	$929.6

Capital structure
Short-term debt	$662.2	$-
Long-term debt	3,992.5	4,701.1
Total debt	4,654.7	4,701.1
Total stockholders' equity (excludes non-controlling interest)	3,945.2	3,823.6
Total capitalization	$8,599.9	$8,524.7

Debt to capitalization	54.1%	55.1%
Long-term debt to total debt	85.8%	100.0%

(a)
Available capacity under Revolving Credit Facility and CP Program represents $750 million of total borrowing capacity less outstanding borrowings and letters of credit. See Note 5 of the Notes to Consolidated Financial Statements for more information.

Future Financing Plans

We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, and the issuance of common stock under our ATM or in a secondary offering. Our current shelf registration statement expires in the second quarter of 2026 and we expect to file a new shelf registration statement to replace it. Additionally, we plan to re-finance our $400 million, 3.15%, senior unsecured notes due January 2027, at or before the maturity date.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the three months ended March 31, 2026:

Operating Activities:

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Net income	$133.1	$136.4	$(3.3)
Non-cash adjustments to Net income	115.3	112.9	2.4
Total earnings	$248.4	$249.3	$(0.9)
Changes in certain operating assets and liabilities:
Materials, supplies and fuel, Accounts receivable and other current assets	45.0	(17.3)	62.3
Accounts payable and other current liabilities	(119.3)	(56.0)	(63.3)
Regulatory assets	5.4	52.6	(47.2)
Net inflow (outflow) from changes in certain operating assets and liabilities	$(68.9)	$(20.7)	$(48.2)
Other operating activities	(3.3)	(0.8)	(2.5)
Net cash provided by operating activities	$176.2	$227.8	$(51.6)

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

•
Total earnings (net income plus non-cash adjustments) were comparable to the same period in the prior year, as new rates and rider recovery were offset by unfavorable weather and lower retail customer usage.
•
Net outflows from changes in certain operating assets and liabilities were $48.2 million higher, primarily attributable to:
o
Cash inflows increased by $62.3 million as a result of changes in accounts receivable and other current assets primarily driven by fluctuations in commodity prices and weather, and receipt of an insurance loss recovery receivable related to a legal settlement in Colorado;
o
Cash outflows increased by $63.3 million as a result of changes in accounts payable and other current liabilities primarily driven by fluctuations in commodity prices, payment of a legal liability from settlement in Colorado and changes in other working capital requirements; and
o
Cash inflows decreased by $47.2 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of gas and fuel cost adjustments driven by fluctuations in commodity prices, and lower recoveries of our Winter Storm Uri regulatory asset as recovery is now complete in most of our jurisdictions.
•
Cash outflows from other operating activities increased by $2.5 million primarily driven by settlement of contractor retainage balances from Wyoming Electric's recently completed Ready Wyoming project and higher cloud computing licensing costs.

Investing Activities:

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Capital expenditures	$(267.4)	$(152.9)	$(114.5)
Other investing activities	(2.6)	(2.3)	(0.3)
Net cash (used in) investing activities	$(270.0)	$(155.2)	$(114.8)

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

•
Cash outflows from capital expenditures (which are net of non-refundable CIACs) increased $114.5 million primarily driven by Wyoming Electric’s milestone payments for long lead-time generation equipment. See Note 3 of the Condensed Notes to Consolidated Financial Statements for additional information.
•
Cash outflows from other investing activities were comparable to the same period in the prior year.

Financing Activities:

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Dividends paid on common stock	$(53.1)	$(48.6)	$(4.5)
Common stock issued	40.7	45.6	(4.9)
Short-term and long-term debt borrowings (repayments), net	(47.8)	(73.9)	26.1
Distributions to non-controlling interests	(2.5)	(3.8)	1.3
Other financing activities	(2.5)	(1.2)	(1.3)
Net cash provided by (used in) financing activities	$(65.2)	$(81.9)	$16.7

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

•
Dividends paid on common stock increased $4.5 million due to the increased dividend rate per share and increased number of common shares outstanding.
•
Cash inflows decreased $4.9 million due to decreased issuances of common stock under our ATM.
•
Net cash outflows decreased $26.1 million primarily as a result of net borrowing activity under our CP Program partially offset by the repayment of $300 million, 3.95% senior unsecured notes on their January 15, 2026 maturity date.
•
Distributions to non-controlling interests were comparable to the same period in the prior year.
•
Cash outflows from other financing activities were comparable to the same period in the prior year.

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
(b)
On August 19, 2025, Moody's affirmed our Baa2 rating and maintained a Stable outlook.

The following table represents the credit rating of South Dakota Electric as of the date of this report:

Rating Agency	Senior Secured Rating
S&P	A

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual (a)	Forecasted (b)
Capital Expenditures by Segment (minor differences may result due to rounding)	Three Months Ended March 31, 2026	2026	2027	2028	2029	2030
	(in millions)
Electric Utilities	$190	$471	$367	$455	$356	$391
Gas Utilities	68	396	455	507	591	552
Corporate and Other	2	39	22	21	22	25
	$260	$906	$844	$983	$969	$968

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.
(b)
Projects are being evaluated by our segments for timing, cost, and other factors.

Common Stock Dividends

Dividends paid on our common stock totaled $53.1 million for the three months ended March 31, 2026, or $0.703 per share. On April 28, 2026, our board of directors declared a quarterly dividend of $0.703 per share payable June 1, 2026, equivalent to an annual dividend of $2.812 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility, and our future business prospects.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2025 Annual Report on Form 10-K. There were no material changes made as of March 31, 2026.

New Accounting Pronouncements

See Note 1 of the Condensed Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, if any, and our expectation of their impact on our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at March 31, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely, to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 of the Condensed Notes to Consolidated Financial Statements and Note 3 in Item 8 of our 2025 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	1	$69.42	—	—
February 1, 2026 - February 28, 2026	32,951	72.16	—	—
March 1, 2026 - March 31, 2026	1	73.63	—	—
Total	32,953	$72.16	—	—

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting a board of director or management compensatory plan are designated by a cross (†).

Exhibit Number	Description
10.1*†	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) effective for awards granted on or after May 1, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
95*	Mine Safety and Health Administration Safety Data.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	May 7, 2026