Form 10-Q
period 2026-06-30
BLACK HILLS CORP /SD/
filed 2026-08-06
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 4, 2026
Common stock, $1.00 par value	76,253,141	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
BHC	Black Hills Corporation; the Company
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black-box Settlement	Settlement with a utility's commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Utility Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our Utilities
Black Hills Energy Services	Black Hills Energy Services Company, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas commodity supply for the Choice Gas Programs.
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
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

IRP	Integrated Resource Plan
IRS	United States Internal Revenue Service
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

LCTCAM	Large Customer Transmission Cost Adjustment Mechanism
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

Merger	Merger Sub merging with and into NorthWestern
Merger Agreement	The Agreement and Plan of Merger, dated August 18, 2025, by and among BHC, Merger Sub, and NorthWestern
Merger Sub	River Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of BHC
MMBtu	Million British thermal units
Moody's	Moody's Ratings
MPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
N/A	Not applicable
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
NorthWestern	NorthWestern Energy Group, Inc., a Delaware corporation
NPSC	Nebraska Public Service Commission
OCI	Other Comprehensive Income
Phase-in Plan Rate (PIPR) Rider	South Dakota law provides for a utility to begin recovering costs outside of a general rate review for investments in new generation facilities.
PPA	Power Purchase Agreement
PTC	Production Tax Credit

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation, the risk factors described in Item 1A of Part I of our 2025 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q, and other reports that we file with the SEC from time to time, and the following:

•
Our ability to obtain timely and adequate regulatory approvals and cost recovery;
•
Our ability to execute our capital investment program and strategic initiatives;
•
Our ability to access capital markets and successfully execute financing plans;
•
The effects of inflation, interest rates, commodity prices, supply chain constraints and labor availability;
•
Severe weather, wildfire, cybersecurity incidents (including risks associated with the use of artificial intelligence and evolving cyber threats), operational and other business risks;
•
Our ability to serve customer growth opportunities, including large-load customers;
•
Changes in laws, regulations and governmental policies; and
•
The expected timing and likelihood of completion and our ability to realize the anticipated benefits of the proposed merger with NorthWestern, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed acquisition that could reduce anticipated benefits or give rise to the termination of the merger.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenue	$452.8	$439.0	$1,233.5	$1,244.2

Operating expenses:
Fuel, purchased power and cost of natural gas sold	113.5	124.0	451.3	483.8
Operations and maintenance	150.5	147.6	298.6	301.3
Depreciation and amortization	75.3	69.8	150.1	139.0
Taxes other than income taxes	16.5	15.1	34.5	32.7
Total operating expenses	355.8	356.5	934.5	956.8

Operating income	97.0	82.5	299.0	287.4

Other income (expense):
Interest expense incurred net of amounts capitalized	(52.7)	(49.8)	(105.9)	(101.6)
Interest income	1.1	0.9	2.4	1.3
Other income (expense), net	0.2	(0.4)	0.8	0.6
Total other (expense)	(51.4)	(49.3)	(102.7)	(99.7)

Income before income taxes	45.6	33.2	196.3	187.7
Income tax (expense)	(5.2)	(4.4)	(22.8)	(22.5)
Net income	40.4	28.8	173.5	165.2
Net income attributable to non-controlling interest	(2.2)	(1.3)	(4.3)	(3.5)
Net income available for common stock	$38.2	$27.5	$169.2	$161.7

Earnings per share of common stock:
Earnings per share, Basic	$0.50	$0.38	$2.24	$2.25
Earnings per share, Diluted	$0.50	$0.38	$2.23	$2.24

Weighted average common shares outstanding:
Basic	75.9	72.4	75.7	72.0
Diluted	76.1	72.4	75.9	72.1

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$40.4	$28.8	$173.5	$165.2

Other comprehensive income (loss), net of tax;
Reclassification of benefit plan liability	—	—	0.1	0.1
Derivative instruments designated as cash flow hedges:
Reclassification of settled/amortized interest rate swaps	0.6	0.6	1.1	1.1
Unrealized gain on commodity derivatives	(0.2)	(0.3)	0.1	(0.2)
Reclassification of settled commodity derivatives	0.5	0.1	1.8	0.4
Other comprehensive income (loss), net of tax	0.9	0.4	3.1	1.4

Comprehensive income	41.3	29.2	176.6	166.6
Less: comprehensive income attributable to non-controlling interest	(2.2)	(1.3)	(4.3)	(3.5)
Comprehensive income available for common stock	$39.1	$27.9	$172.3	$163.1

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	June 30, 2026	December 31, 2025
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$71.5	$182.8
Restricted cash and equivalents	8.0	7.6
Accounts receivable, net	282.1	389.0
Materials, supplies and fuel	157.9	172.4
Income tax receivable, net	24.3	23.3
Regulatory assets, current	121.0	139.7
Other current assets	80.3	81.1
Total current assets	745.1	995.9

Property, plant and equipment	10,850.7	10,344.9
Less: accumulated depreciation	(2,211.1)	(2,110.7)
Total property, plant and equipment, net	8,639.6	8,234.2

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	5.6	6.4
Regulatory assets, non-current	257.0	255.0
Other assets, non-current	91.3	78.8
Total other assets, non-current	1,653.4	1,639.7

TOTAL ASSETS	$11,038.1	$10,869.8

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	June 30, 2026	December 31, 2025
	(in millions, except par value and shares)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$275.2	$311.7
Accrued liabilities	269.2	322.6
Refundable advances for construction	285.0	—
Derivative liabilities, current	1.4	5.8
Regulatory liabilities, current	94.4	99.9
Notes payable	90.0	—
Current maturities of long-term debt	410.0	—
Total current liabilities	1,425.2	740.0

Long-term debt, net of current maturities	3,993.9	4,701.1

Deferred credits and other liabilities:
Deferred income tax liabilities, net	742.4	697.9
Regulatory liabilities, non-current	494.3	488.3
Benefit plan liabilities	121.4	123.4
Other deferred credits and other liabilities	237.2	213.4
Total deferred credits and other liabilities	1,595.3	1,523.0

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholders' equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 76,317,445 and 75,520,234 shares, respectively	76.3	75.5
Additional paid-in capital	2,472.2	2,417.5
Retained earnings	1,405.5	1,342.9
Treasury stock, at cost - 61,109 and 43,167 shares, respectively	(4.0)	(2.6)
Accumulated other comprehensive (loss)	(6.6)	(9.7)
Total stockholders' equity	3,943.4	3,823.6
Non-controlling interest	80.3	82.1
Total equity	4,023.7	3,905.7

TOTAL LIABILITIES AND TOTAL EQUITY	$11,038.1	$10,869.8

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2026	2025
	(in millions)
Operating activities:
Net income	$173.5	$165.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150.1	139.0
Deferred financing cost amortization	5.0	4.3
Stock compensation	6.4	5.7
Deferred income taxes	35.1	37.5
Employee benefit plans	5.4	5.6
Other adjustments	(4.2)	2.9
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	14.3	8.4
Accounts receivable and other current assets	128.2	84.8
Accounts payable and other current liabilities	(145.4)	(93.3)
Regulatory assets	18.0	57.9
Other operating activities, net	(15.1)	(1.6)
Net cash provided by operating activities	371.3	416.4

Investing activities:
Property, plant and equipment additions	(485.5)	(371.8)
Other investing activities	(6.6)	(4.4)
Net cash (used in) investing activities	(492.1)	(376.2)

Financing activities:
Dividends paid on common stock	(106.6)	(97.6)
Common stock issued	50.1	65.0
Net borrowings (payments) of Revolving Credit Facility and CP Program	90.0	(10.1)
Long-term debt - repayments	(300.0)	—
Distributions to non-controlling interests	(6.1)	(3.8)
Proceeds from refundable advances for construction	285.0	—
Other financing activities	(2.5)	(1.3)
Net cash provided by (used in) financing activities	9.9	(47.8)

Net change in cash, restricted cash and cash equivalents	(110.9)	(7.6)

Cash, restricted cash, and cash equivalents beginning of period	190.4	23.4
Cash, restricted cash, and cash equivalents end of period	$79.5	$15.8

Supplemental cash flow information:
Cash (paid) received during the period:
Interest (net of amounts capitalized)	$(102.4)	$(100.8)
Income taxes, net of transferred tax credits (Note 11)	12.1	13.9
Non-cash investing and financing activities:
Accrued property, plant, and equipment purchases	179.8	78.5

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
	(in millions except share amounts)
December 31, 2025	75,520,234	$75.5	43,167	$(2.6)	$2,417.5	$1,342.9	$(9.7)	$82.1	$3,905.7
Net income	—	—	—	—	—	131.0	—	2.1	133.1
Other comprehensive income, net of tax	—	—	—	—	—	—	2.2	—	2.2
Dividends on common stock ($0.703 per share)	—	—	—	—	—	(53.1)	—	—	(53.1)
Share-based compensation	93,064	0.1	14,338	(1.1)	1.8	—	—	—	0.8
Issuance of common stock	560,966	0.6	—	—	40.6	—	—	—	41.2
Issuance costs	—	—	—	—	(0.5)	—	—	—	(0.5)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(2.5)	(2.5)
March 31, 2026	76,174,264	$76.2	57,505	$(3.7)	$2,459.4	$1,420.8	$(7.5)	$81.7	$4,026.9
Net income	—	—	—	—	—	38.2	—	2.2	40.4
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	—	0.9
Dividends on common stock ($0.703 per share)	—	—	—	—	—	(53.5)	—	—	(53.5)
Share-based compensation	13,906	—	3,604	(0.3)	3.5	—	—	—	3.2
Issuance of common stock	129,275	0.1	—	—	9.4	—	—	—	9.5
Issuance costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3.6)	(3.6)
June 30, 2026	76,317,445	$76.3	61,109	$(4.0)	$2,472.2	$1,405.5	$(6.6)	$80.3	$4,023.7

(unaudited)	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
	(in millions except share amounts)
December 31, 2024	71,676,756	$71.7	56,608	$(3.3)	$2,193.4	$1,249.1	$(9.4)	$83.7	$3,585.2
Net income	—	—	—	—	—	134.3	—	2.1	136.4
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	—	1.0
Dividends on common stock ($0.676 per share)	—	—	—	—	—	(48.6)	—	—	(48.6)
Share-based compensation	103,995	0.1	(22,488)	1.3	(0.1)	—	—	—	1.3
Issuance of common stock	763,481	0.7	—	—	45.4	—	—	—	46.1
Issuance costs	—	—	—	—	(0.5)	—	—	—	(0.5)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3.8)	(3.8)
March 31, 2025	72,544,232	$72.5	34,120	$(2.0)	$2,238.2	$1,334.8	$(8.4)	$82.0	$3,717.1
Net income	—	—	—	—	—	27.5	—	1.3	28.8
Other comprehensive income, net of tax	—	—	—	—	—	—	0.4	—	0.4
Dividends on common stock ($0.676 per share)	—	—	—	—	—	(49.0)	—	—	(49.0)
Share-based compensation	19,159	0.1	13,827	(0.8)	3.4	—	—	—	2.7
Issuance of common stock	339,285	0.3	—	—	19.4	—	—	—	19.7
Issuance costs	—	—	—	—	(0.3)	—	—	—	(0.3)
June 30, 2025	72,902,676	$72.9	47,947	$(2.8)	$2,260.7	$1,313.3	$(8.0)	$83.3	$3,719.4

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2026, December 31, 2025, and June 30, 2025, financial information. Certain lines of business in which we operate are highly seasonal and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

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

(2)
Regulatory Matters

We had the following regulatory assets and liabilities:

	As of	As of
	June 30, 2026	December 31, 2025
	(in millions)
Regulatory assets
Winter Storm Uri	$18.1	$50.7
Deferred energy and fuel cost adjustments	93.7	83.3
Deferred gas cost adjustments	9.0	10.2
Gas price derivatives	0.4	4.6
Deferred taxes on AFUDC	11.2	10.6
Employee benefit plans and related deferred taxes	85.9	87.4
Environmental	13.2	13.1
Loss on reacquired debt	13.3	14.1
Deferred taxes on flow through accounting	98.1	94.8
Other regulatory assets	35.1	25.9
Total regulatory assets	378.0	394.7
Less current regulatory assets	(121.0)	(139.7)
Regulatory assets, non-current	$257.0	$255.0

Regulatory liabilities
Deferred energy and fuel cost adjustments	$21.9	$12.3
Deferred gas cost adjustments	31.7	51.5
Employee benefit plan costs and related deferred taxes	35.7	36.2
Cost of removal	225.3	216.5
Excess deferred income taxes	226.1	230.3
Colorado renewable energy	38.3	33.2
Other regulatory liabilities	9.7	8.2
Total regulatory liabilities	588.7	588.2
Less current regulatory liabilities	(94.4)	(99.9)
Regulatory liabilities, non-current	$494.3	$488.3

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

Colorado Electric

On June 12, 2026, Colorado Electric filed a rate review with the CPUC seeking recovery of infrastructure and operational costs in its electric service. The rate review requested $26.7 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 10.5%. The request seeks to implement new rates in the first quarter of 2027.

Kansas Gas

On February 3, 2025, Kansas Gas filed a rate review with the KCC seeking recovery of infrastructure investments and increased operations and maintenance costs driven by inflation and operational needs to serve customers. On July 24, 2025, Kansas Gas received final approval from the KCC for a Black-box Settlement agreement for a general rate increase expected to generate $10.8 million in new annual revenue and shift $4.4 million of GSRS rider revenue to base rates. New rates were enacted on August 1, 2025. The settlement also included approval for Kansas Gas to file an abbreviated case in first quarter of 2026 that includes the addition of capital placed in service through December 31, 2025. On March 2, 2026, Kansas Gas filed the abbreviated case, which was limited in scope and requested increases in base rate revenues of $2.4 million. On June 25, 2026, the KCC approved the abbreviated request with new rates effective July 1, 2026.

Nebraska Gas

On May 1, 2025, Nebraska Gas filed a rate review with the NPSC seeking recovery of infrastructure investments and increased operations and maintenance costs driven by inflation and operational needs to serve customers. On December 9, 2025, Nebraska Gas received final approval from the NPSC for a settlement agreement for a general rate increase. The settlement is expected to generate $23.9 million in new annual revenue with a capital structure of 51% equity and 49% debt and a return on equity of 9.85%. The settlement also includes renewal of Nebraska Gas' SSIR for five years and the development of a two-year pilot program for a weather normalization adjustment rider. New rates were enacted on January 1, 2026, which replaced interim rates effective in August 2025. Nebraska Gas customers were entitled to a $4.7 million refund due to the interim rate increase exceeding the final approved rate increase, which was retroactive to August 2025. These amounts were refunded to customers as a one-time bill credit during the second quarter of 2026.

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

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and six months ended June 30, 2026, and 2025. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended June 30, 2026	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$184.4	$165.0	$—	$349.4
Transportation	—	44.8	(0.1)	44.7
Wholesale	5.3	—	—	5.3
Market - off-system sales	2.5	—	—	2.5
Transmission	17.5	0.2	—	17.7
Other revenues	14.5	10.4	(3.9)	21.0
Revenue from contracts with customers	$224.2	$220.4	$(4.0)	$440.6
Alternative revenue and other	2.1	10.1	—	12.2
Total revenues	$226.3	$230.5	$(4.0)	$452.8

Timing of revenue recognition:
Services transferred at a point in time	$8.0	$—	$—	$8.0
Services transferred over time	216.2	220.4	(4.0)	432.6
Revenue from contracts with customers	$224.2	$220.4	$(4.0)	$440.6

Three Months Ended June 30, 2025	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$178.1	$168.5	$—	$346.6
Transportation	—	42.1	(0.1)	42.0
Wholesale	4.2	—	—	4.2
Market - off-system sales	10.7	0.1	—	10.8
Transmission	10.0	0.1	—	10.1
Other revenues	15.6	10.2	(3.8)	22.0
Revenue from contracts with customers	$218.6	$221.0	$(3.9)	$435.7
Alternative revenue and other	1.3	2.0	—	3.3
Total revenues	$219.9	$223.0	$(3.9)	$439.0

Timing of revenue recognition:
Services transferred at a point in time	$9.1	$—	$—	$9.1
Services transferred over time	209.5	221.0	(3.9)	426.6
Revenue from contracts with customers	$218.6	$221.0	$(3.9)	$435.7

Six Months Ended June 30, 2026	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$381.4	$623.8	$—	$1,005.2
Transportation	—	99.3	(0.2)	99.1
Wholesale	11.3	—	—	11.3
Market - off-system sales	13.4	—	—	13.4
Transmission	29.6	0.4	—	30.0
Other revenues	29.1	20.3	(7.8)	41.6
Revenue from contracts with customers	$464.8	$743.8	$(8.0)	$1,200.6
Alternative revenue and other	3.1	29.8	—	32.9
Total revenues	$467.9	$773.6	$(8.0)	$1,233.5

Timing of revenue recognition:
Services transferred at a point in time	$16.8	$—	$—	$16.8
Services transferred over time	448.0	743.8	(8.0)	1,183.8
Revenue from contracts with customers	$464.8	$743.8	$(8.0)	$1,200.6

Six Months Ended June 30, 2025	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$369.3	$668.3	$—	$1,037.6
Transportation	—	99.8	(0.2)	99.6
Wholesale	11.3	—	—	11.3
Market - off-system sales	22.0	0.1	—	22.1
Transmission	22.2	0.3	—	22.5
Other revenues	29.4	21.2	(7.6)	43.0
Revenue from contracts with customers	$454.2	$789.7	$(7.8)	$1,236.1
Alternative revenue and other	2.4	5.7	—	8.1
Total revenues	$456.6	$795.4	$(7.8)	$1,244.2

Timing of revenue recognition:
Services transferred at a point in time	$17.2	$—	$—	$17.2
Services transferred over time	437.0	789.7	(7.8)	1,218.9
Revenue from contracts with customers	$454.2	$789.7	$(7.8)	$1,236.1

(5)
Financing

Shelf Registration Statement

We maintain an effective shelf registration statement with the SEC under which we may issue, from time to time, an unspecified amount of senior debt securities, subordinated debt securities, common stock, preferred stock, warrants and other securities. In anticipation of the approaching expiration of our previous shelf registration statement on Form S-3 originally filed on June 16, 2023 (Registration No. 333-272739), we filed a new shelf registration statement on Form S-3 on May 19, 2026, (Registration No. 333-296010).

Short-term Debt

Generation Reservation Agreement with Prospective Data Center Customer

On April 22, 2026, Wyoming Electric entered into a generation reservation agreement with a prospective new customer seeking to construct a 1.8 GW data center in Wyoming subject to the LPCS Tariff. Under the agreement, the prospective customer will provide refundable advances to Wyoming Electric to support milestone payments to suppliers to secure long lead-time generation equipment for potential company‑owned generation to serve the customer. As of and for the six months ended June 30, 2026, Wyoming Electric received $285 million in refundable advances from the prospective customer. In July 2026, the parties amended this generation reservation agreement to increase the total refundable advances to $377 million with a new maturity date of August 31, 2026. This agreement is a bridge agreement to support long lead-time items while Wyoming Electric continues to negotiate definitive agreements with the prospective customer.

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity as of:

	June 30, 2026	December 31, 2025
	(dollars in millions)
Amount outstanding	$90.0	$—
Letters of credit (a)	3.2	3.2
Available capacity	656.8	746.8
Weighted average interest rates	3.86%	N/A

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows:

	Six Months Ended June 30,
	2026	2025
	(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$338.0	$157.8
Average amount outstanding (based on daily outstanding balances)	151.1	80.4
Weighted average interest rates	3.90%	4.60%

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

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of June 30, 2026. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of June 30, 2026, our Consolidated Indebtedness to Capitalization Ratio was 0.53 to 1.00. Consolidated Indebtedness, as defined under the terms of our Revolving Credit Facility, does not include the $285 million of Refundable advances for construction as of June 30, 2026, discussed above.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of June 30, 2026. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of June 30, 2026, Wyoming Electric's debt to capitalization ratio was 0.48 to 1.00. Debt, as defined under the terms of Wyoming Electric's financing agreements, does not include the $285 million of Refundable advances for construction as of June 30, 2026, discussed above.

Equity

ATM

ATM activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
June 16, 2023 ATM Program	(in millions, except Average price per share amounts)
Proceeds, (net of issuance costs of $0.0, $0.0, $0.0, and $(0.5), respectively)	$—	$—	$—	$45.7
Number of shares issued	—	—	—	0.8

May 8, 2025 ATM Program
Proceeds, (net of issuance costs of $(0.1), $(0.2), $(0.5), and $(0.2), respectively)	$9.5	$19.6	$50.1	$19.6
Number of shares issued	0.1	0.3	0.7	0.3

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(0.1), $(0.2), $(0.5), and $(0.7), respectively)	$9.5	$19.6	$50.1	$65.3
Number of shares issued	0.1	0.3	0.7	1.1
Average price per share	$74.04	$58.28	$73.53	$59.78

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net income available for common stock	$38.2	$27.5	$169.2	$161.7

Weighted average shares - basic	75.9	72.4	75.7	72.0
Dilutive effect of equity compensation	0.2	—	0.2	0.1
Weighted average shares - diluted	76.1	72.4	75.9	72.1

Net income available for common stock, per share - Diluted	$0.50	$0.38	$2.23	$2.24

Anti-dilutive shares excluded from the diluted earnings per share computation were not material for the three and six months ended June 30, 2026, and 2025.

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

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long and (short) positions as of:

	June 30, 2026		December 31, 2025
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	—	N/A	620,000	3
Natural gas options purchased, net	1,140,000	9	2,750,000	3
Natural gas basis swaps purchased	—	N/A	1,040,000	3
Natural gas over-the-counter swaps, net (b)	6,380,000	26	3,430,000	23
Natural gas physical contracts, net (c)	4,043,753	9	14,285,200	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of June 30, 2026, 1,401,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude contracts that qualify for the normal purchases and normal sales exception under GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At June 30, 2026, the Company had $0.1 million related to such provisions, which would be included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following table presents the fair value and balance sheet classification of our derivative instruments as of:

	Balance Sheet Location	June 30, 2026	December 31, 2025
		(in millions)
Derivatives designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(0.3)	$(2.8)
Total derivatives designated as hedges		$(0.3)	$(2.8)

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(1.1)	$(3.0)
Noncurrent commodity derivatives	Other deferred credits and other liabilities	(0.1)	—
Total derivatives not designated as hedges		$(1.2)	$(3.0)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three and six months ended June 30, 2026, and 2025. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$0.8	$0.8	Interest expense	$(0.8)	$(0.8)
Commodity derivatives	0.4	(0.3)	Fuel, purchased power, and cost of natural gas sold	(0.6)	(0.1)
Total	$1.2	$0.5		$(1.4)	$(0.9)

	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$1.4	$1.4	Interest expense	$(1.4)	$(1.4)
Commodity derivatives	2.4	0.3	Fuel, purchased power, and cost of natural gas sold	(2.3)	(0.6)
Total	$3.8	$1.7		$(3.7)	$(2.0)

As of June 30, 2026, $1.1 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three and six months ended June 30, 2026, and 2025. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended June 30,
		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$0.2	$(0.5)
		$0.2	$(0.5)

		Six Months Ended June 30,
		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$0.6	$0.6
		$0.6	$0.6

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments were $0.4 million and $4.6 million as of June 30, 2026, and December 31, 2025, respectively.

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

	As of June 30, 2026
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$—	$0.8	$—	$(0.8)	$—
Total	$—	$0.8	$—	$(0.8)	$—

Liabilities:
Commodity derivatives - Gas Utilities	$—	$1.6	$—	$(0.1)	$1.5
Total	$—	$1.6	$—	$(0.1)	$1.5

(a)
As of June 30, 2026, $0.8 million of our commodity derivative assets and $0.1 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets as of:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities (a)	$4,403.9	$4,278.9	$4,701.1	$4,639.0

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax:

		Amount Reclassified from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
	Location on the Consolidated Statements of Income	2026	2025	2026	2025
		(in millions)
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(0.8)	$(0.8)	$(1.4)	$(1.4)
Commodity contracts	Fuel, purchased power, and cost of natural gas sold	(0.6)	(0.1)	(2.3)	(0.6)
		$(1.4)	$(0.9)	$(3.7)	$(2.0)
Income tax	Income tax (expense) benefit	0.3	0.2	0.8	0.5
Total reclassification adjustments related to cash flow hedges, net of tax		$(1.1)	$(0.7)	$(2.9)	$(1.5)

Amortization of components of defined benefit plans:
Actuarial (loss)	Operations and maintenance	—	—	(0.1)	(0.1)
Total reclassification adjustments related to defined benefit plans, net of tax		$—	$—	$(0.1)	$(0.1)
Total reclassifications		$(1.1)	$(0.7)	$(3.0)	$(1.6)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows:

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2025	$(1.6)	$(2.2)	$(5.9)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	0.1	—	0.1
Amounts reclassified from AOCI	1.1	1.8	0.1	3.0
As of June 30, 2026	$(0.5)	$(0.3)	$(5.8)	$(6.6)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2024	$(3.8)	$(0.3)	$(5.3)	$(9.4)
Other comprehensive income (loss) before reclassifications	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI	1.1	0.4	0.1	1.6
As of June 30, 2025	$(2.7)	$(0.1)	$(5.2)	$(8.0)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows:

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost	$0.4	$0.4	$2.2	$1.5	$0.4	$0.4
Interest cost	3.6	4.0	0.3	0.3	0.5	0.6
Expected return on plan assets	(4.2)	(4.2)	—	—	(0.1)	(0.1)
Net amortization of prior service costs	—	—	—	—	0.1	0.1
Recognized net actuarial loss	0.6	0.5	—	—	—	—
Net periodic expense	$0.4	$0.7	$2.5	$1.8	$0.9	$1.0

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Six Months Ended June 30,	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost	$0.8	$0.8	$2.2	$1.6	$0.7	$0.7
Interest cost	7.3	8.0	0.6	0.7	1.1	1.2
Expected return on plan assets	(8.5)	(8.5)	—	—	(0.1)	(0.1)
Net amortization of prior service costs	—	—	—	—	0.1	0.1
Recognized net actuarial loss	1.2	1.1	—	—	—	—
Net periodic expense	$0.8	$1.4	$2.8	$2.3	$1.8	$1.9

Plan Contributions

Contributions made in the first six months of 2026 and additional contributions anticipated for the remainder of 2026 are as follows:

	Contributions Made	Additional Contributions
	Six Months Ended June 30, 2026	Anticipated for 2026
	(in millions)
Defined Benefit Pension Plan	$1.6	$—
Non-pension Defined Benefit Postretirement Healthcare Plan	2.2	2.2
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	1.4	1.4

(11)
Income Taxes

Transfers of Production Tax Credits

In January 2025 and 2026, we entered into agreements with a third party to sell 2024 and 2025 generated PTCs for $16.0 million and $15.3 million, respectively. We expect to continue to explore monetization of our tax credits through third party transferability agreements.

Income Tax (Expense) and Effective Tax Rates

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

Income tax (expense) for the three months ended June 30, 2026, was $(5.2) million compared to $(4.4) million reported for the same period in 2025. For the three months ended June 30, 2026, the effective tax rate was 11.4%, which was comparable to 13.3% for the same period in 2025.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

Income tax (expense) for the six months ended June 30, 2026, was $(22.8) million compared to $(22.5) million reported for the same period in 2025. For the six months ended June 30, 2026, the effective tax rate was 11.6%, which was comparable to 12.0% for the same period in 2025.

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

Segment information was as follows:

	Consolidating Income Statement
Three Months Ended June 30, 2026	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$223.8	$229.0	$452.8	$—	$452.8
Inter-segment	2.5	1.5	4.0	(4.0)	—
Total revenue	226.3	230.5	456.8	(4.0)	452.8

Fuel, purchased power and cost of natural gas sold	49.7	63.9	113.6	(0.1)	113.5
Operations and maintenance (a) -
Direct	33.4	41.3	74.7	3.3	78.0
Allocated	32.1	40.4	72.5	—	72.5
Depreciation and amortization	40.9	34.4	75.3	—	75.3
Taxes other than income taxes	9.1	7.4	16.5	—	16.5
Total operating expenses	165.2	187.4	352.6	3.2	355.8
Operating income (loss)	$61.1	$43.1	$104.2	$(7.2)	$97.0

Interest expense, net					(51.6)
Other income (expense), net					0.2
Income tax (expense)					(5.2)
Net income					40.4
Net income attributable to non-controlling interest					(2.2)
Net income available for common stock					$38.2

	Consolidating Income Statement
Three Months Ended June 30, 2025	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$217.5	$221.5	$439.0	$—	$439.0
Inter-segment	2.4	1.5	3.9	(3.9)	—
Total revenue	219.9	223.0	442.9	(3.9)	439.0

Fuel, purchased power and cost of natural gas sold	55.3	68.9	124.2	(0.2)	124.0
Operations and maintenance (a) -
Direct	36.1	38.9	75.0	(1.7)	73.3
Allocated	33.1	41.2	74.3	—	74.3
Depreciation and amortization	37.5	32.3	69.8	—	69.8
Taxes other than income taxes	8.9	6.2	15.1	—	15.1
Total operating expenses	170.9	187.5	358.4	(1.9)	356.5
Operating income	$49.0	$35.5	$84.5	$(2.0)	$82.5

Interest expense, net					(48.9)
Other income (expense), net					(0.4)
Income tax (expense)					(4.4)
Net income					28.8
Net income attributable to non-controlling interest					(1.3)
Net income available for common stock					$27.5

	Consolidating Income Statement
Six Months Ended June 30, 2026	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$462.8	$770.7	$1,233.5	$—	$1,233.5
Inter-segment	5.1	2.9	8.0	(8.0)	—
Total revenue	467.9	773.6	1,241.5	(8.0)	1,233.5

Fuel, purchased power and cost of natural gas sold	116.5	335.1	451.6	(0.3)	451.3
Operations and maintenance (a) -
Direct	66.5	81.7	148.2	1.5	149.7
Allocated	65.0	83.9	148.9	—	148.9
Depreciation and amortization	81.4	68.7	150.1	—	150.1
Taxes other than income taxes	18.3	16.2	34.5	—	34.5
Total operating expenses	347.7	585.6	933.3	1.2	934.5
Operating income (loss)	$120.2	$188.0	$308.2	$(9.2)	$299.0

Interest expense, net					(103.5)
Other income, net					0.8
Income tax (expense)					(22.8)
Net income					173.5
Net income attributable to non-controlling interest					(4.3)
Net income available for common stock					$169.2

	Consolidating Income Statement
Six Months Ended June 30, 2025	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$451.8	$792.4	$1,244.2	$—	$1,244.2
Inter-segment	4.8	3.0	7.8	(7.8)	—
Total revenue	456.6	795.4	1,252.0	(7.8)	1,244.2

Fuel, purchased power and cost of natural gas sold	122.5	361.4	483.9	(0.1)	483.8
Operations and maintenance (a) -			—
Direct	71.8	83.0	154.8	(4.8)	150.0
Allocated	66.2	85.1	151.3	—	151.3
Depreciation and amortization	74.6	64.4	139.0	—	139.0
Taxes other than income taxes	18.2	14.5	32.7	—	32.7
Total operating expenses	353.3	608.4	961.7	(4.9)	956.8
Operating income (loss)	$103.3	$187.0	$290.3	$(2.9)	$287.4

Interest expense, net					(100.3)
Other income, net					0.6
Income tax (expense)					(22.5)
Net income					165.2
Net income attributable to non-controlling interest					(3.5)
Net income available for common stock					$161.7

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

Capital Expenditures (a) for the six months ended June 30,	2026	2025
	(in millions)
Electric Utilities	$399.3	$211.8
Gas Utilities	179.0	153.8
Corporate and Other	4.9	4.3
Total capital expenditures	$583.2	$369.9

(a)
Includes accruals for property, plant, and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets as of:

	June 30, 2026	December 31, 2025
	(in millions)
Billed Accounts Receivable	$193.6	$223.3
Unbilled Revenue	90.8	168.1
Less: Allowance for Credit Losses	(2.3)	(2.4)
Account Receivable, net	$282.1	$389.0

Changes to allowance for credit losses for the six months ended June 30, 2026, and 2025, respectively, were as follows:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at June 30,
	(in millions)
2026	$2.4	$2.9	$1.7	$(4.7)	$2.3
2025	$2.1	$4.4	$1.6	$(4.4)	$3.7

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies, and fuel on the accompanying Consolidated Balance Sheets as of:

	June 30, 2026	December 31, 2025
	(in millions)
Materials and supplies	$122.7	$117.3
Fuel - Electric Utilities	6.4	6.4
Natural gas in storage	28.8	48.7
Total materials, supplies, and fuel	$157.9	$172.4

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of:

	June 30, 2026	December 31, 2025
	(in millions)
Accrued employee compensation, benefits, and withholdings	$66.1	$92.8
Accrued property taxes	44.0	54.8
Customer deposits and prepayments	60.7	59.0
Accrued interest	55.7	57.2
Other (none of which is individually significant)	42.7	58.8
Total accrued liabilities	$269.2	$322.6

(14)
Pending Merger with NorthWestern

On August 18, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with NorthWestern and Merger Sub. The Merger Agreement provides for Merger Sub to merge with and into NorthWestern (the “Merger”), with NorthWestern continuing as the surviving entity and a direct wholly owned subsidiary of Black Hills Corporation, which will assume a new corporate name, Bright Horizon Energy Corporation, as the resulting parent company of the combined corporate group. At the effective time of the Merger (the “Effective Time”), each share of common stock of NorthWestern, par value $0.01 per share, issued and outstanding as of immediately prior to the Effective Time will be converted into the right to receive 0.98 validly issued, fully paid and non-assessable shares of our common stock, par value $1.00 per share (or cash-in-lieu of fractional shares thereof), in each case upon and subject to the terms and conditions of the Merger Agreement.

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
o
In March 2026, we reached a settlement agreement with all intervening parties in Nebraska. On May 19, 2026, the NPSC approved the merger.
o
In April 2026, we reached a settlement with the SDPUC Staff, which was filed with the SDPUC. On June 24, 2026, the SDPUC approved the merger.
o
In April 2026, we reached settlements agreements with several parties in Montana, which were filed with the MPSC. Hearings before the MPSC occurred during the second quarter of 2026. The settlement agreements are subject to approval by the MPSC.
•
On December 22, 2025, we filed a joint application with the FERC. The initial public comment period closed on January 20, 2026. On May 29, 2026, we received approval for the Merger from the FERC.
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

We anticipate the transaction closing by year-end 2026, subject to the satisfaction of certain closing conditions and remaining regulatory approval from the MPSC as mentioned above.

(15)
Subsequent Events

Except as described below, there have been no events subsequent to June 30, 2026, which would require recognition in the Consolidated Financial Statements or disclosures.

See Note 5 for information regarding Wyoming Electric's amended and extended generation reservation agreement.

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

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for South Dakota Electric and Colorado Electric.
•
During the second quarter of 2026, South Dakota Electric continued with construction of its Lange II project which is anticipated to be in service in the fourth quarter of 2026. The addition of these resources will replace generation facilities planned for retirement and support updated planning reserve margin requirements. On August 4, 2026, South Dakota Electric filed an application with the SDPUC for a PIRP rider which requests recovery of $320 million of Lange II project costs outside of a general rate review. If approved by the SDPUC, the rider is anticipated to be effective on December 1, 2026.
•
On March 12, 2026, the state of South Dakota enacted comprehensive wildfire liability mitigation legislation (Senate Bill 36), effective July 1, 2026. The legislation provides material liability protections for a utility that complies with its published wildfire mitigation plan. On July 2, 2026, South Dakota Electric filed its WMP with the SDPUC. Under Senate Bill 36, a utility's WMP is valid and current if it is on file and all annual reports are timely filed with the SDPUC. In 2025, the state of Wyoming enacted similar legislation. In November 2025, Wyoming Electric filed its WMP with the WPSC, which was approved on July 9, 2026.
•
On April 22, 2026, Wyoming Electric entered into a generation reservation agreement with a prospective new customer seeking to construct a 1.8 GW data center under Wyoming Electric's LPCS Tariff. In July 2026, the parties amended this generation reservation agreement to increase the total refundable advances and extended the maturity date to August 31, 2026. This agreement is a bridge agreement to support long lead-time items while Wyoming Electric continues to negotiate definitive agreements with the prospective customer. See Note 5 of the Condensed Notes to Consolidated Financial Statements for additional information.
•
On June 30, 2026, Wyoming Electric submitted an IRP to the WPSC. The IRP, which is based on 20-year planning period including a near-term planning period through 2033, identified a near-term capacity shortfall of 95 MW beginning in 2027. Based on its forecasts and analysis, Wyoming Electric recommends the addition of natural gas-fired generation and battery storage assets to meet the identified resource need. Wyoming Electric's IRP does not address any LPCS Tariff capacity needs, which are handled separately under customer-specific agreements.

•
On June 19, 2026, Wyoming Electric filed a request with the WPSC to establish an LCTCAM tariff. The LCTCAM tariff provides a framework to directly recover transmission investment costs from LPCS customers who are served by, and benefit from, the transmission facility. The proposed mechanism is designed to ensure that customers not directly served by those facilities are protected from bearing those costs. The filing requests WPSC approval of the LCTCAM tariff by September 1, 2026, with an effective date of January 1, 2027.
•
In 2026, Wyoming Electric has set multiple all-time records for System Peak Demand. The most recent all-time peak of 439 MW was set on July 20, 2026. Prior to 2026, the previous all-time peak was 379 MW set on June 20, 2025.
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
•
During the second quarter of 2026, we published our 2025 Corporate Sustainability Report, highlighting our environmental, social and governance impacts and our progress on major projects and climate goals. We reported a 43% reduction in electric utility emissions intensity compared to 2005, driven by the addition of renewable and natural gas resources and the retirement of aging power plants. We also reduced natural gas utility emissions by 25% since 2022, including a 53% reduction from transfer stations, reflecting progress toward our net-zero by 2035 goal through expanded leak detection and repair efforts.

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and six months ended June 30, 2026, and 2025, and our financial condition as of June 30, 2026, and December 31, 2025, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$61.1	$49.0	$12.1	$120.2	$103.3	$16.9
Gas Utilities	43.1	35.5	7.6	188.0	187.0	1.0
Corporate and Other (a)	(7.2)	(2.0)	(5.2)	(9.2)	(2.9)	(6.3)
Operating income	97.0	82.5	14.5	299.0	287.4	11.6

Interest expense, net	(51.6)	(48.9)	(2.7)	(103.5)	(100.3)	(3.2)
Other income, net	0.2	(0.4)	0.6	0.8	0.6	0.2
Income tax (expense)	(5.2)	(4.4)	(0.8)	(22.8)	(22.5)	(0.3)
Net income	40.4	28.8	11.6	173.5	165.2	8.3
Net income attributable to non-controlling interest	(2.2)	(1.3)	(0.9)	(4.3)	(3.5)	(0.8)
Net income available for common stock	$38.2	$27.5	$10.7	$169.2	$161.7	$7.5

Weighted average common shares outstanding, Diluted	76.1	72.4	3.7	75.9	72.1	3.8
Total earnings per share of common stock, Diluted	$0.50	$0.38	$0.12	$2.23	$2.24	$(0.01)

(a)
Includes inter-segment eliminations.

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

•
Electric Utilities' operating income increased $12.1 million primarily due to new rates and rider recovery driven by the Wyoming Electric's recently completed Ready Wyoming project;
•
Gas Utilities' operating income increased $7.6 million primarily due to new rates and rider recovery driven by the Nebraska Gas and Kansas Gas rate reviews partially offset by higher operating expenses;
•
Corporate and Other operating loss increased $5.2 million primarily due to costs related to the pending merger with NorthWestern; and
•
Net interest expense increased $2.7 million primarily due to higher rates on increased debt.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

•
Electric Utilities’ operating income increased $16.9 million primarily due to new rates and rider recovery driven by the Colorado Electric rate review and Wyoming Electric's recently completed Ready Wyoming project partially offset by lower residential and commercial customer usage and unfavorable weather;
•
Gas Utilities’ operating income increased $1.0 million primarily due to new rates and rider recovery driven by the Nebraska Gas, Kansas Gas, and Arkansas Gas rate reviews partially offset by unfavorable weather and higher operating expenses;
•
Corporate and Other operating loss increased $6.3 million primarily due to costs related to the pending merger with NorthWestern; and
•
Net interest expense increased $3.2 million primarily due to higher rates on increased debt partially offset by higher AFUDC debt.

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

Our Electric and Gas Utility margin measure may not be comparable to other companies’ Electric and Gas Utility margin measures. The following table includes a reconciliation of Electric and Gas Utility margin to Gross margin, the most directly comparable GAAP measure:

	Electric Utilities				Gas Utilities
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)
Revenue	$226.3	$219.9	$467.9	$456.6	$230.5	$223.0	$773.6	$795.4
Fuel, purchased power and cost of natural gas sold	(49.7)	(55.3)	(116.5)	(122.5)	(63.9)	(68.9)	(335.1)	(361.4)
Operations and maintenance (a)	(41.6)	(43.8)	(80.8)	(85.7)	(42.8)	(40.7)	(84.0)	(86.9)
Depreciation and amortization	(40.9)	(37.5)	(81.4)	(74.6)	(34.4)	(32.3)	(68.7)	(64.4)
Taxes other than income taxes	(9.1)	(8.9)	(18.3)	(18.2)	(7.4)	(6.2)	(16.2)	(14.5)
Gross margin (GAAP)	$85.0	$74.4	$170.9	$155.6	$82.0	$74.9	$269.6	$268.2
Operations and maintenance (a)	41.6	43.8	80.8	85.7	42.8	40.7	84.0	86.9
Depreciation and amortization	40.9	37.5	81.4	74.6	34.4	32.3	68.7	64.4
Taxes other than income taxes	9.1	8.9	18.3	18.2	7.4	6.2	16.2	14.5
Electric and Gas Utility margin (non-GAAP)	$176.6	$164.6	$351.4	$334.1	$166.6	$154.1	$438.5	$434.0

(a)
Operations and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operations and maintenance expenses at our electric generation facilities, operations and maintenance expenses at our WRDC coal mine, and electric and gas transmission and distribution expenses. These amounts are included in the table above to calculate gross margin in accordance with GAAP. These amounts excluded operations and maintenance expenses not directly attributable to revenue-producing activities of $23.9 million, $25.4 million, $50.7 million, and $52.3 million for the three and six months ended June 30, 2026, and 2025, respectively, for the Electric Utilities and $38.9 million, $39.4 million, $81.6 million, and $81.2 million for the three and six months ended June 30, 2026, and 2025, respectively, for the Gas Utilities.

Electric Utilities

Operating results for the Electric Utilities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions)
Revenue	$226.3	$219.9	$6.4	$467.9	$456.6	$11.3
Fuel and purchased power	49.7	55.3	(5.6)	116.5	122.5	(6.0)
Electric Utility margin (non-GAAP) (a)	176.6	164.6	12.0	351.4	334.1	17.3

Operations and maintenance	65.5	69.2	(3.7)	131.5	138.0	(6.5)
Depreciation and amortization	40.9	37.5	3.4	81.4	74.6	6.8
Taxes other than income taxes	9.1	8.9	0.2	18.3	18.2	0.1
Total operating expenses (excluding Fuel and purchased power)	115.5	115.6	(0.1)	231.2	230.8	0.4

Operating income	$61.1	$49.0	$12.1	$120.2	$103.3	$16.9

(a)
See Non-GAAP Financial Measures section above for reconciliation to Gross margin, the most directly comparable GAAP measure.

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

•
Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$9.1
Weather	0.4
Other	2.5
$12.0

•
Operations and maintenance expense decreased primarily due to $3.2 million of lower expenses driven by prior year unplanned generation outages and $1.2 million of lower outside services expenses.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes were comparable to the same period in the prior year.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

•
Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$22.4
Residential and commercial customer usage	(3.8)
Weather	(2.8)
Other	1.5
$17.3

•
Operations and maintenance expense decreased primarily due to $4.5 million of lower outside services expenses and $3.2 million of lower expenses driven by prior year unplanned generation outages.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes were comparable to the same period in the prior year.

Operating Statistics

	Revenue				Quantities Sold
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
By Customer Class	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)				(in GWh)
Retail Revenue -
Residential	$56.0	$54.1	$119.1	$120.5	327.0	321.0	685.9	727.4
Commercial	67.4	66.9	137.4	135.7	499.6	499.7	991.8	1,016.9
Industrial (a)	58.2	49.3	114.5	97.5	784.0	663.9	1,491.4	1,273.7
Municipal	4.4	4.3	8.7	8.8	35.8	34.1	66.8	68.7
Other Retail	(1.6)	3.5	1.7	6.9	—	—	—	—
Subtotal Retail Revenue - Electric	184.4	178.1	381.4	369.4	1,646.4	1,518.7	3,235.9	3,086.7
Wholesale	5.3	4.2	11.3	11.3	123.5	108.4	263.6	256.2
Market - off-system sales	2.5	10.7	13.4	22.0	90.4	220.0	288.7	393.6
Transmission	17.5	10.1	29.6	22.2	—	—	—	—
Other (b)	16.6	16.8	32.2	31.7	—	—	—	—
Total Revenue and Quantities Sold	$226.3	$219.9	$467.9	$456.6	$1,860.3	$1,847.1	3,788.2	3,736.5
Other Uses, Losses, or Generation, net (c)					142.3	125.4	245.5	219.5
Total Energy					2,002.6	1,972.5	4,033.7	3,956.0

(a)
The increase in industrial quantities sold for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily driven by Wyoming Electric's large-load customers under the LPSC and BCIS Tariffs.
(b)
Includes Integrated Generation, inter-segment rent, and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue				Quantities Sold
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
By Business Unit	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)				(in GWh)
Colorado Electric	$64.7	$66.3	$134.0	$138.7	534.9	524.1	1,030.8	1,056.4
South Dakota Electric	76.1	78.0	162.8	164.9	527.0	638.9	1,206.7	1,320.9
Wyoming Electric	75.5	64.8	150.2	131.4	777.1	665.2	1,503.6	1,311.0
Integrated Generation	10.0	10.8	20.9	21.6	21.3	18.9	47.1	48.2
Total Revenue and Quantities Sold	$226.3	$219.9	$467.9	$456.6	1,860.3	1,847.1	3,788.2	3,736.5

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased by Fuel Type	2026	2025	2026	2025
	(in GWh)
Generated:
Coal	583.9	457.4	1,074.1	1,057.3
Natural Gas and Oil	501.7	585.3	943.4	1,097.4
Wind	162.6	135.4	349.4	310.8
Total Generated	1,248.2	1,178.1	2,366.9	2,465.5
Purchased:
Coal, Natural Gas, Oil, and Other Market Purchases	408.5	470.8	970.8	846.5
Wind and Solar	345.9	323.6	696.0	644.0
Total Purchased (a)	754.4	794.4	1,666.8	1,490.5

Total Generated and Purchased	2,002.6	1,972.5	4,033.7	3,956.0

(a)
The increase in total purchases for the six months ended June 30, 2026, compared to the same period in 2025, was primarily driven by generation outages and increased demand from Wyoming Electric's large-load customers under the LPCS and BCIS Tariffs.

	Three Months Ended June 30,		Six Months Ended June 30,
Quantities Generated and Purchased by Business Unit	2026	2025	2026	2025
	(in GWh)
Generated:
Colorado Electric	180.5	183.1	324.3	367.4
South Dakota Electric	446.5	444.9	847.2	923.8
Wyoming Electric	216.8	220.1	397.3	439.4
Integrated Generation	404.4	330.0	798.1	734.9
Total Generated	1,248.2	1,178.1	2,366.9	2,465.5
Purchased:
Colorado Electric	82.8	106.5	187.4	196.7
South Dakota Electric	124.0	232.6	424.2	443.9
Wyoming Electric (a)	522.9	439.7	1,014.1	815.8
Integrated Generation	24.7	15.6	41.1	34.1
Total Purchased	754.4	794.4	1,666.8	1,490.5

Total Generated and Purchased	2,002.6	1,972.5	4,033.7	3,956.0

(a)
As discussed in footnote (a) in the Quantities Generated and Purchased by Fuel Type table above, the increase in Wyoming Electric's purchases for the three and six months ended June 30, 2026, compared to the same periods in 2025, is primarily driven by increased demand from large-load customers under the LPCS and BCIS Tariffs.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	539	(8)%	623	5%	2,540	(18)%	3,356	8%
South Dakota Electric	980	(4)%	908	(12)%	3,547	(18)%	4,346	1%
Wyoming Electric	974	(14)%	1,085	(5)%	3,299	(21)%	4,225	2%
Combined (a)	781	(8)%	815	(5)%	3,044	(19)%	3,875	4%

Cooling Degree Days:
Colorado Electric	347	23%	235	(16)%	358	27%	235	(16)%
South Dakota Electric	102	(17)%	162	41%	102	(17)%	162	41%
Wyoming Electric	47	(41)%	60	(24)%	47	(41)%	60	(24)%
Combined (a)	201	9%	174	(4)%	206	11%	174	(4)%

(a)
Degree days are calculated based on a weighted average of total customers by state.

Gas Utilities

Operating results for the Gas Utilities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions)
Revenue	$230.5	$223.0	$7.5	$773.6	$795.4	$(21.8)
Cost of natural gas sold	63.9	68.9	(5.0)	335.1	361.4	(26.3)
Gas Utility margin (non-GAAP) (a)	166.6	154.1	12.5	438.5	434.0	4.5

Operations and maintenance	81.7	80.1	1.6	165.6	168.1	(2.5)
Depreciation and amortization	34.4	32.3	2.1	68.7	64.4	4.3
Taxes other than income taxes	7.4	6.2	1.2	16.2	14.5	1.7
Total operating expenses (excluding Cost of natural gas sold)	123.5	118.6	4.9	250.5	247.0	3.5

Operating income	$43.1	$35.5	$7.6	$188.0	$187.0	$1.0

(a)
See Non-GAAP Financial Measures section above for reconciliation to Gross margin, the most directly comparable GAAP measure.

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

•
Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$10.4
Mark-to-market on non-utility natural gas commodity contracts	0.7
Weather	(0.5)
Other	1.9
$12.5

•
Operations and maintenance expense increased primarily due to higher outside services expenses and office and facilities expenses partially offset by lower employee related expenses.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes were comparable to the same period in the prior year.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

•
Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$19.8
Customer growth	2.1
Weather	(13.6)
Retail customer usage	(3.4)
Other	(0.4)
$4.5

•
Operations and maintenance expense decreased primarily due to $5.1 million of lower employee related expenses partially offset by $3.2 million of higher outside services expenses.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes were comparable to the same period in the prior year.

Operating Statistics

	Revenue				Quantities Sold and Transported
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
By Customer Class	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)				(Dth in millions)
Retail Revenue -
Residential	$111.6	$113.3	$423.3	$457.4	6.7	7.2	31.9	37.9
Commercial	39.8	42.0	165.3	176.3	3.8	4.0	15.9	18.0
Industrial	6.9	6.4	13.8	13.0	1.7	1.4	2.7	2.4
Other Retail (a)	6.7	6.9	21.4	21.6	—	—	—	—
Subtotal Retail Revenue - Gas	165.0	168.6	623.8	668.3	12.2	12.6	50.5	58.3
Transportation	44.8	42.1	99.3	99.8	37.9	36.2	84.1	86.7
Other (b)	20.7	12.3	50.5	27.3	—	—	—	—
Total Revenue and Quantities Sold	$230.5	$223.0	$773.6	$795.4	50.1	48.8	134.6	145.0

(a)
Includes Black Hills Energy Services revenue under the Choice Gas Program.
(b)
Includes inter-segment rent and non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.

	Revenue				Quantities Sold and Transported
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
By Business Unit	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)				(Dth in millions)
Arkansas Gas	$41.5	$40.7	$163.6	$165.5	5.6	5.3	17.1	18.5
Colorado Gas	36.8	39.0	127.0	154.8	4.9	5.2	15.7	18.4
Iowa Gas	33.0	30.1	126.9	116.9	7.1	6.9	21.2	22.1
Kansas Gas	25.7	25.1	86.3	91.2	8.9	7.6	19.0	19.3
Nebraska Gas	63.6	57.9	194.4	188.1	16.2	16.4	42.5	46.1
Wyoming Gas	29.9	30.2	75.4	78.9	7.4	7.4	19.1	20.6
Total Revenue and Quantities Sold	$230.5	$223.0	$773.6	$795.4	50.1	48.8	134.6	145.0

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	155	(45)%	193	(33)%	1,727	(20)%	2,150	(2)%
Colorado Gas	716	(16)%	822	(5)%	2,775	(24)%	3,659	---
Iowa Gas	597	(12)%	640	(5)%	3,591	(9)%	3.928	(1)%
Kansas Gas (a)	274	(33)%	367	(9)%	2,308	(18)%	2.983	7%
Nebraska Gas (a)	532	(12)%	553	(9)%	3,077	(14)%	3.592	---
Wyoming Gas	1,061	(10)%	1,110	(7)%	3,525	(21)%	4.433	1%
Combined (b)	657	(31)%	658	(8)%	3,170	(21)%	3,740	---

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

Corporate and Other

Corporate and Other operating results, including inter-segment eliminations, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions)
Operating income (loss)	$(7.2)	$(2.0)	$(5.2)	$(9.2)	$(2.9)	$(6.3)

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

•
Operating loss increased primarily due to $4.1 million of costs related to the pending merger with NorthWestern.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

•
Operating loss increased primarily due to $8.6 million of costs related to the pending merger with NorthWestern.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions)
Interest expense, net	$(51.6)	$(48.9)	$(2.7)	$(103.5)	$(100.3)	$(3.2)
Other income, net	0.2	(0.4)	0.6	0.8	0.6	0.2
Income tax (expense)	(5.2)	(4.4)	(0.8)	(22.8)	(22.5)	(0.3)

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025:

•
Interest expense, net, increased compared to the same period in the prior year as higher interest expense primarily driven by higher debt balances.
•
Other income, net, was comparable to the same period in the prior year.
•
Income tax (expense) was comparable to the same period in the prior year. For the three months ended June 30, 2026, the effective tax rate was 11.4%, which was comparable to 13.3% for the same period in 2025.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025:

•
Interest expense, net, increased compared to the same period in the prior year due to higher interest expense primarily driven by higher debt balances partially offset by higher AFUDC debt driven by construction work-in-progress balances.
•
Other income, net, was comparable to the same period in the prior year.
•
Income tax (expense) was comparable to the same period in the prior year. For the six months ended June 30, 2026, the effective tax rate was 11.6%, which was comparable to 12.0% for the same period in 2025.

Liquidity and Capital Resources

The following table provides an informational summary of our liquidity and capital structure as of:

	June 30, 2026	December 31, 2025
	(dollars in millions)
Cash and cash equivalents	$71.5	$182.8
Available capacity under Revolving Credit Facility and CP Program (a)	656.8	746.8
Available liquidity	$728.3	$929.6

Capital structure
Short-term debt
Notes Payable	$90.0	$—
Current maturities of long-term debt	410.0	—
Refundable advances for construction	285.0	—
Long-term debt	3,993.9	4,701.1
Total debt	4,778.9	4,701.1
Total stockholders' equity (excludes non-controlling interest)	3,943.4	3,823.6
Total capitalization	$8,722.3	$8,524.7

Debt to capitalization	54.8%	55.1%
Long-term debt to total debt	83.6%	100.0%

(a)
Available capacity under Revolving Credit Facility and CP Program represents $750 million of total borrowing capacity less outstanding borrowings and letters of credit. See Note 5 of the Notes to Consolidated Financial Statements for more information.

Future Financing Plans

We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, the issuance of common stock under our ATM or in a secondary offering and refundable advances from customers. We plan to re-finance our $400 million, 3.15%, senior unsecured notes due January 2027, at or before the maturity date.

Wyoming Electric entered into a generation reservation agreement with a prospective data center customer who will provide refundable advances totaling $377 million under the agreement maturing August 31, 2026. In the absence of an extension of this agreement, we will evaluate a range of financing alternatives to address repayment of the refundable advances, including available capacity under our Revolving Credit Facility, potential short-term loan arrangements, and issuances under our ATM.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the six months ended June 30, 2026:

Operating Activities:

	Six Months Ended June 30,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Net income	$173.5	$165.2	$8.3
Non-cash adjustments to Net income	197.8	195.0	2.8
Total earnings	$371.3	$360.2	$11.1
Changes in certain operating assets and liabilities:
Materials, supplies and fuel, Accounts receivable and other current assets	142.5	93.2	49.3
Accounts payable and other current liabilities	(145.4)	(93.3)	(52.1)
Regulatory assets	18.0	57.9	(39.9)
Net inflow (outflow) from changes in certain operating assets and liabilities	$15.1	$57.8	$(42.7)
Other operating activities	(15.1)	(1.6)	(13.5)
Net cash provided by operating activities	$371.3	$416.4	$(45.1)

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

•
Total earnings (net income plus non-cash adjustments) were $11.1 million higher than the same period in the prior year primarily as a result of increased Electric and Gas Utility margins due to new rates and rider recovery partially offset by higher financing costs.
•
Net inflows from changes in certain operating assets and liabilities were $42.7 million lower, primarily attributable to:
o
Cash inflows increased by $49.3 million as a result of changes in accounts receivable and other current assets primarily driven by fluctuations in commodity prices and weather, and receipt of an insurance loss recovery receivable related to a legal settlement in Colorado;
o
Cash outflows increased by $52.1 million as a result of changes in accounts payable and other current liabilities primarily driven by fluctuations in commodity prices, payment of a legal liability from settlement in Colorado and changes in other working capital requirements; and
o
Cash inflows decreased by $39.9 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of gas and fuel cost adjustments driven by fluctuations in commodity prices, and lower recoveries of our Winter Storm Uri regulatory asset as recovery is now complete in nearly all jurisdictions.
•
Cash outflows from other operating activities increased by $13.5 million primarily driven by settlement of contractor retainage balances from Wyoming Electric's recently completed Ready Wyoming project and higher costs from cloud computing arrangements.

Investing Activities:

	Six Months Ended June 30,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Capital expenditures	$(485.5)	$(371.8)	$(113.7)
Other investing activities	(6.6)	(4.4)	(2.2)
Net cash (used in) investing activities	$(492.1)	$(376.2)	$(115.9)

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

•
Cash outflows from capital expenditures increased $113.7 million primarily driven by the Lange II project and Wyoming Electric’s milestone payments for long lead-time generation equipment.
•
Cash outflows from other investing activities were comparable to the same period in the prior year.

Financing Activities:

	Six Months Ended June 30,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Dividends paid on common stock	$(106.6)	$(97.6)	$(9.0)
Common stock issued	50.1	65.0	(14.9)
Short-term and long-term debt borrowings (repayments), net	(210.0)	(10.1)	(199.9)
Distributions to non-controlling interests	(6.1)	(3.8)	(2.3)
Proceeds from refundable advances for construction	285.0	-	285.0
Other financing activities	(2.5)	(1.3)	(1.2)
Net cash provided by (used in) financing activities	$9.9	$(47.8)	$57.7

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

•
Dividends paid on common stock increased $9.0 million due to the increased dividend rate per share and increased number of common shares outstanding.
•
Cash inflows decreased $14.9 million due to decreased issuances of common stock under our ATM.
•
Net cash outflows increased $199.9 million primarily as a result of the repayment of $300 million, 3.95% senior unsecured notes on their January 15, 2026 maturity date partially offset by net borrowing activity under our CP Program.

•
Distributions to non-controlling interests increased due to higher net income from Black Hills Colorado IPP primarily driven by prior year unplanned generation outages.
•
Cash inflows increased due to $285.0 million of refundable advances from a prospective customer for long lead-time generation equipment. See Note 5 of the Condensed Notes to Consolidated Financial Statements for additional information.
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
(b)
On August 19, 2025, Moody's affirmed our Baa2 rating and maintained a Stable outlook.

The following table represents the credit rating of South Dakota Electric as of the date of this report:

Rating Agency	Senior Secured Rating
S&P	A

CAPITAL REQUIREMENTS

Capital Expenditures

	Actual (a)	Forecasted (b)
Capital Expenditures by Segment (minor differences may result due to rounding)	Six Months Ended June 30, 2026	2026	2027	2028	2029	2030
	(in millions)
Electric Utilities	$399	$471	$367	$455	$356	$391
Gas Utilities	179	396	455	507	591	552
Corporate and Other	5	39	22	21	22	25
	$583	$905	$844	$983	$969	$968

(a)
Includes accruals for property, plant and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.
(b)
Projects are being evaluated by our segments for timing, cost, and other factors.

Common Stock Dividends

Dividends paid on our common stock totaled $106.6 million for the six months ended June 30, 2026, or $0.703 per share. On July 28, 2026, our board of directors declared a quarterly dividend of $0.703 per share payable September 1, 2026, equivalent to an annual dividend of $2.812 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility, and our future business prospects.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2025 Annual Report on Form 10-K. There were no material changes made as of June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at June 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely, to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 of the Condensed Notes to Consolidated Financial Statements and Note 3 in Item 8 of our 2025 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	1	$69.89	—	—
May 1, 2026 - May 31, 2026	272	73.93	—	—
June 1, 2026 - June 30, 2026	1	70.45	—	—
Total	274	$73.90	—	—

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

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

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	August 6, 2026