Form 10-Q
period 2026-09-30
BLACK HILLS CORP /SD/
filed 2026-11-05
CIK 1130464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock of $1.00 par value	BKH	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 2, 2026
Common stock, $1.00 par value	76,524,804	shares

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

Aeolus Transmission Project

Transmission expansion project in Wyoming consisting of two new parallel 230-kV lines, with upgrade capabilities to 345-kV, from PacifiCorp’s Aeolus substation to Wyoming Electric’s substation. The total project spans approximately 125 miles and is needed to support large-load customer growth in the Cheyenne region and is also expected to provide broader reliability benefits, operational flexibility and enhanced transmission capability to Wyoming Electric's system. Recovery of project costs is expected to be requested under the LCTCAM, which is pending approval from the WPSC.

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
APSC	Arkansas Public Service Commission
Arkansas Gas	Black Hills Energy Arkansas, Inc., an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Arkansas (doing business as Black Hills Energy).
ASC	Accounting Standards Codification as issued by the FASB
ASU	Accounting Standards Update as issued by the FASB
ATM	At-the-market equity offering program
BHC	Black Hills Corporation; the Company
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black-box Settlement	Settlement with a utility's commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
Black Hills Colorado IPP	Black Hills Colorado IPP, LLC, a 50.1% owned subsidiary of Black Hills Electric Generation
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, providing wholesale electric capacity and energy primarily to our affiliate utilities.
Black Hills Electric Parent Holdings	Black Hills Electric Parent Holdings, LLC., a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Energy	The name used to conduct the business of our Utilities
Black Hills Energy Services	Black Hills Energy Services Company, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas commodity supply for the Choice Gas Programs.
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
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

Captive

A protected separate cell captive insurance company sponsored by Energy Insurance Services, Inc. (EIS), a nonaffiliated captive insurance company and consolidated VIE of BHC. EIS is owned by Energy Insurance Mutual Limited Company and allows participating member sponsoring organizations, such as BHC, to insure risks using captive entities.

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

CP Program	Commercial Paper Program
CPCN	Certificate of Public Convenience and Necessity
CPGS	Cheyenne Prairie Generating Station
CPUC	Colorado Public Utilities Commission
Dth	Dekatherm. A unit of energy equal to 10 therms or one million British thermal units (MMBtu)
ECA	Energy Cost Adjustment is an adjustment that allows us to pass the prudently-incurred cost of fuel and purchased energy through to customers.
EIA

Environmental Improvement Adjustment is an annual adjustment mechanism that allows South Dakota Electric to recover from customers eligible investments in, and expense related to, new environmental measures.

FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Google	Google, LLC and its affiliates
GSRS	Gas System Reliability Surcharge is a monthly charge that recovers Kansas Gas's costs associated with pipeline safety, integrity, growth, facility, equipment, and government-mandated projects.
GW	Gigawatts
GWh	Gigawatt Hours
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
Lange II

A dual fuel (natural gas and diesel oil) electric generation project in Rapid City, South Dakota with an estimated total capacity of 99 MW. This facility will be owned and operated by South Dakota Electric and will be located adjacent to the Lange CT generation facility. This project is expected to be in service by the end of 2026. The addition of these resources will replace generation facilities planned for retirement and support updated planning reserve margin requirements.

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
Microgrid

A localized electrical network that can operate independently or in conjunction with the main power grid and is capable of generating, distributing, and controlling the flow of electricity within a defined area.

MMBtu	Million British thermal units
Moody's	Moody's Ratings
MPSC	Montana Public Service Commission
MW	Megawatts

MWh	Megawatt-hours
N/A	Not applicable
Nameplate capacity	The maximum rated output of a generating unit.
Nebraska Gas	Black Hills Nebraska Gas, LLC, an indirect, wholly-owned subsidiary of Black Hills Utility Holdings, providing natural gas services to customers in Nebraska (doing business as Black Hills Energy).
NorthWestern	NorthWestern Energy Group, Inc., a Delaware corporation
NPSC	Nebraska Public Service Commission
OCI	Other Comprehensive Income
Phase-in Plan Rate (PIPR) Rider	South Dakota law provides for a utility to begin recovering costs outside of a general rate review for investments in new generation facilities.
PPA	Power Purchase Agreement
PTC	Production Tax Credit
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

Reserve margin	The capacity held above projected peak load to maintain reliability.
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
South Cheyenne Transmission Project

Transmission expansion project to expand infrastructure in southern Wyoming. The project includes new substations and nearly 15 miles of transmission lines and upgrades to be in-service in multiple phases in late 2027 through 2028. Recovery of project costs is expected to be requested under the LCTCAM, which is currently pending with the WPSC.

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
•
Changes in laws, regulations and governmental policies;
•
Our ability to serve customer growth opportunities, including large-load customers and accurately forecast long-term customer demand;
•
The expected timing, scope and benefits of the Google data center project in southern Wyoming, including construction, financing and operational milestones; the timing and availability of equipment and milestone payments; the receipt of required regulatory, permitting and licensing approvals; transmission availability; the availability and cost of labor, materials and financing; changes in customer development schedules, customer demand forecasts, and energy requirements; the ability to satisfy contractual conditions and performance obligations; the performance of customers, suppliers, contractors and other counterparties; and the ability to successfully develop, place into service and realize the anticipated economic and operational benefits of the project and related large-load customer opportunities; and
•
The expected timing and likelihood of completion and our ability to realize the anticipated benefits of the proposed merger with NorthWestern, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed acquisition that could reduce anticipated benefits or give rise to the termination of the merger.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenue	$466.1	$430.2	$1,699.6	$1,674.5

Operating expenses:
Fuel, purchased power and cost of natural gas sold	121.4	112.0	572.8	595.7
Operations and maintenance	153.4	150.8	451.9	452.2
Depreciation and amortization	76.2	71.5	226.3	210.5
Taxes other than income taxes	17.0	17.2	51.5	50.0
Total operating expenses	368.0	351.5	1,302.5	1,308.4

Operating income	98.1	78.7	397.1	366.1

Other income (expense):
Interest expense incurred net of amounts capitalized	(51.7)	(50.6)	(157.6)	(152.2)
Interest income	1.6	1.2	3.9	2.6
Other income (expense), net	1.3	0.6	2.2	1.1
Total other (expense)	(48.8)	(48.8)	(151.5)	(148.5)

Income before income taxes	49.3	29.9	245.6	217.6
Income tax (expense)	(5.8)	(4.0)	(28.5)	(26.5)
Net income	43.5	25.9	217.1	191.1
Net income attributable to non-controlling interest	(2.5)	(1.0)	(6.9)	(4.5)
Net income available for common stock	$41.0	$24.9	$210.2	$186.6

Earnings per share of common stock:
Earnings per share, Basic	$0.54	$0.34	$2.77	$2.58
Earnings per share, Diluted	$0.54	$0.34	$2.76	$2.58

Weighted average common shares outstanding:
Basic	76.1	72.8	75.8	72.3
Diluted	76.4	72.9	76.1	72.4

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$43.5	$25.9	$217.1	$191.1

Other comprehensive income (loss), net of tax:
Reclassification of benefit plan liability	—	—	0.2	0.1
Derivative instruments designated as cash flow hedges:
Reclassification of settled/amortized interest rate swaps	0.4	0.5	1.4	1.6
Unrealized (loss) on commodity derivatives	(0.3)	(1.3)	(0.2)	(1.5)
Reclassification of settled commodity derivatives	—	—	1.8	0.4
Other comprehensive income (loss), net of tax	0.1	(0.8)	3.2	0.6

Comprehensive income	43.6	25.1	220.3	191.7
Less: comprehensive income attributable to non-controlling interest	(2.5)	(1.0)	(6.9)	(4.5)
Comprehensive income available for common stock	$41.1	$24.1	$213.4	$187.2

See Note 9 for additional disclosures.

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)	As of
	September 30, 2026	December 31, 2025
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$18.2	$182.8
Restricted cash and equivalents	8.3	7.6
Accounts receivable, net	256.8	389.0
Materials, supplies and fuel	186.3	172.4
Income tax receivable, net	23.0	23.3
Regulatory assets, current	125.8	139.7
Other current assets	75.9	81.1
Total current assets	694.3	995.9

Property, plant and equipment	11,055.5	10,344.9
Less: accumulated depreciation	(2,273.3)	(2,110.7)
Total property, plant and equipment, net	8,782.2	8,234.2

Other assets:
Goodwill	1,299.5	1,299.5
Intangible assets, net	5.4	6.4
Regulatory assets, non-current	266.7	255.0
Other assets, non-current	95.6	78.8
Total other assets, non-current	1,667.2	1,639.7

TOTAL ASSETS	$11,143.7	$10,869.8

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Continued)

(unaudited)	As of
	September 30, 2026	December 31, 2025
	(in millions, except par value and shares)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198.4	$311.7
Accrued liabilities	305.3	322.6
Refundable advances for construction	398.8	—
Derivative liabilities, current	3.5	5.8
Regulatory liabilities, current	97.3	99.9
Notes payable	61.5	—
Current maturities of long-term debt	410.0	—
Total current liabilities	1,474.8	740.0

Long-term debt, net of current maturities	3,995.3	4,701.1

Deferred credits and other liabilities:
Deferred income tax liabilities, net	751.9	697.9
Regulatory liabilities, non-current	498.3	488.3
Benefit plan liabilities	121.0	123.4
Other deferred credits and other liabilities	270.0	213.4
Total deferred credits and other liabilities	1,641.2	1,523.0

Commitments, contingencies and guarantees (Note 3)

Equity:
Stockholders' equity -
Common stock $1 par value; 100,000,000 shares authorized; issued 76,579,673 and 75,520,234 shares, respectively	76.6	75.5
Additional paid-in capital	2,493.3	2,417.5
Retained earnings	1,392.9	1,342.9
Treasury stock, at cost - 54,409 and 43,167 shares, respectively	(3.5)	(2.6)
Accumulated other comprehensive (loss)	(6.5)	(9.7)
Total stockholders' equity	3,952.8	3,823.6
Non-controlling interest	79.6	82.1
Total equity	4,032.4	3,905.7

TOTAL LIABILITIES AND TOTAL EQUITY	$11,143.7	$10,869.8

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2026	2025
	(in millions)
Operating activities:
Net income	$217.1	$191.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226.3	210.5
Deferred financing cost amortization	7.0	7.2
Stock compensation	9.5	8.0
Deferred income taxes	39.2	40.6
Employee benefit plans	7.0	8.9
Other adjustments	11.6	2.8
Changes in certain operating assets and liabilities:
Materials, supplies and fuel	(12.7)	(19.0)
Accounts receivable and other current assets	139.7	90.8
Accounts payable and other current liabilities	(80.5)	(70.4)
Regulatory assets	1.7	47.1
Other operating activities, net	(23.3)	(12.3)
Net cash provided by operating activities	542.6	505.3

Investing activities:
Property, plant and equipment additions	(756.0)	(550.2)
Other investing activities	(7.7)	(6.2)
Net cash (used in) investing activities	(763.7)	(556.4)

Financing activities:
Dividends paid on common stock	(160.2)	(146.8)
Issuance of common stock, net	68.9	219.2
Net borrowings (payments) of Revolving Credit Facility and CP Program	61.5	(7.8)
Long-term debt - repayments	(300.0)	—
Distributions to non-controlling interests	(9.3)	(5.2)
Proceeds from refundable advances for construction	398.8	—
Other financing activities	(2.5)	(2.6)
Net cash provided by financing activities	57.2	56.8

Net change in cash, restricted cash and cash equivalents	(163.9)	5.7

Cash, restricted cash, and cash equivalents beginning of period	190.4	23.4
Cash, restricted cash, and cash equivalents end of period	$26.5	$29.1

Supplemental cash flow information:
Cash (paid) received during the period:
Interest, net of amounts capitalized	$(150.3)	$(145.4)
Income taxes, net of transferred tax credits (Note 11)	12.2	12.9
Non-cash investing and financing activities:
Accrued property, plant, and equipment purchases	98.7	121.7

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

BLACK HILLS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
	(in millions except share amounts)
December 31, 2025	75,520,234	$75.5	43,167	$(2.6)	$2,417.5	$1,342.9	$(9.7)	$82.1	$3,905.7
Net income	—	—	—	—	—	131.0	—	2.1	133.1
Other comprehensive income, net of tax	—	—	—	—	—	—	2.2	—	2.2
Dividends on common stock ($0.703 per share)	—	—	—	—	—	(53.1)	—	—	(53.1)
Share-based compensation	93,064	0.1	14,338	(1.1)	1.8	—	—	—	0.8
Issuance of common stock	560,966	0.6	—	—	40.6	—	—	—	41.2
Issuance costs	—	—	—	—	(0.5)	—	—	—	(0.5)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(2.5)	(2.5)
March 31, 2026	76,174,264	$76.2	57,505	$(3.7)	$2,459.4	$1,420.8	$(7.5)	$81.7	$4,026.9
Net income	—	—	—	—	—	38.2	—	2.2	40.4
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	—	0.9
Dividends on common stock ($0.703 per share)	—	—	—	—	—	(53.5)	—	—	(53.5)
Share-based compensation	13,906	—	3,604	(0.3)	3.5	—	—	—	3.2
Issuance of common stock	129,275	0.1	—	—	9.4	—	—	—	9.5
Issuance costs	—	—	—	—	(0.1)	—	—	—	(0.1)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3.6)	(3.6)
June 30, 2026	76,317,445	$76.3	61,109	$(4.0)	$2,472.2	$1,405.5	$(6.6)	$80.3	$4,023.7
Net income	—	—	—	—	—	41.0	—	2.5	43.5
Other comprehensive income, net of tax	—	—	—	—	—	—	0.1	—	0.1
Dividends on common stock ($0.703 per share)	—	—	—	—	—	(53.6)	—	—	(53.6)
Share-based compensation	9	—	(6,700)	0.5	2.6	—	—	—	3.1
Issuance of common stock	262,219	0.3	—	—	18.9	—	—	—	19.2
Issuance costs	—	—	—	—	(0.4)	—	—	—	(0.4)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3.2)	(3.2)
September 30, 2026	76,579,673	$76.6	54,409	$(3.5)	$2,493.3	$1,392.9	$(6.5)	$79.6	$4,032.4

(unaudited)	Common Stock		Treasury Stock
	Shares	Value	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Non-controlling Interest	Total
	(in millions except share amounts)
December 31, 2024	71,676,756	$71.7	56,608	$(3.3)	$2,193.4	$1,249.1	$(9.4)	$83.7	$3,585.2
Net income	—	—	—	—	—	134.3	—	2.1	136.4
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	—	1.0
Dividends on common stock ($0.676 per share)	—	—	—	—	—	(48.6)	—	—	(48.6)
Share-based compensation	103,995	0.1	(22,488)	1.3	(0.1)	—	—	—	1.3
Issuance of common stock	763,481	0.7	—	—	45.4	—	—	—	46.1
Issuance costs	—	—	—	—	(0.5)	—	—	—	(0.5)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(3.8)	(3.8)
March 31, 2025	72,544,232	$72.5	34,120	$(2.0)	$2,238.2	$1,334.8	$(8.4)	$82.0	$3,717.1
Net income	—	—	—	—	—	27.5	—	1.3	28.8
Other comprehensive income, net of tax	—	—	—	—	—	—	0.4	—	0.4
Dividends on common stock ($0.676 per share)	—	—	—	—	—	(49.0)	—	—	(49.0)
Share-based compensation	19,159	0.1	13,827	(0.8)	3.4	—	—	—	2.7
Issuance of common stock	339,285	0.3	—	—	19.4	—	—	—	19.7
Issuance costs	—	—	—	—	(0.3)	—	—	—	(0.3)
June 30, 2025	72,902,676	$72.9	47,947	$(2.8)	$2,260.7	$1,313.3	$(8.0)	$83.3	$3,719.4
Net income	—	—	—	—	—	24.9	—	1.0	25.9
Other comprehensive income, net of tax	—	—	—	—	—	—	(0.8)	—	(0.8)
Dividends on common stock ($0.676 per share)	—	—	—	—	—	(49.2)	—	—	(49.2)
Share-based compensation	10	—	(1,504)	0.1	2.7	—	—	—	2.8
Issuance of common stock	2,617,539	2.6	—	—	153.0	—	—	—	155.6
Issuance costs	—	—	—	—	(1.4)	—	—	—	(1.4)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1.4)	(1.4)
September 30, 2025	75,520,225	$75.5	46,443	$(2.7)	$2,415.0	$1,289.0	$(8.8)	$82.9	$3,850.9

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

Use of Estimates and Basis of Presentation

The information furnished in the accompanying Consolidated Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2026, December 31, 2025, and September 30, 2025, financial information. Certain lines of business in which we operate are highly seasonal and our interim results of operations are not necessarily indicative of the results of operations to be expected for an entire year.

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

(2)
Regulatory Matters

We had the following regulatory assets and liabilities:

	As of	As of
	September 30, 2026	December 31, 2025
	(in millions)
Regulatory assets
Winter Storm Uri	$16.8	$50.7
Deferred energy and fuel cost adjustments	95.4	83.3
Deferred gas cost adjustments	18.1	10.2
Gas price derivatives	3.1	4.6
Deferred taxes on AFUDC	11.5	10.6
Employee benefit plans and related deferred taxes	85.1	87.4
Environmental	13.3	13.1
Loss on reacquired debt	12.9	14.1
Deferred taxes on flow through accounting	100.3	94.8
Other regulatory assets	36.0	25.9
Total regulatory assets	392.5	394.7
Less current regulatory assets	(125.8)	(139.7)
Regulatory assets, non-current	$266.7	$255.0

Regulatory liabilities
Deferred energy and fuel cost adjustments	$19.0	$12.3
Deferred gas cost adjustments	24.7	51.5
Employee benefit plan costs and related deferred taxes	35.5	36.2
Cost of removal	230.4	216.5
Excess deferred income taxes	223.5	230.3
Colorado renewable energy	40.0	33.2
Other regulatory liabilities	22.5	8.2
Total regulatory liabilities	595.6	588.2
Less current regulatory liabilities	(97.3)	(99.9)
Regulatory liabilities, non-current	$498.3	$488.3

Recent Rate Review Activity

Arkansas Gas

On December 5, 2025, Arkansas Gas filed a rate review with the APSC seeking recovery of infrastructure investments in its natural gas pipeline system. On October 12, 2026, Arkansas Gas received final approval from the APSC for approval of new rates. The new rates are expected to generate $17.9 million in new annual revenue with a capital structure of 47.5% equity and 52.5% debt and a return on equity of 9.8%. New rates were effective October 12, 2026.

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

South Dakota Electric

On February 19, 2026, South Dakota Electric filed a rate review with the SDPUC seeking recovery of infrastructure investments and increased operations and maintenance costs driven by inflation and operational needs to serve customers since its last rate review in 2014. On November 4, 2026, South Dakota Electric received approval from the SDPUC for a settlement agreement for a general rate increase. The Black-box settlement is expected to generate $27.4 million in new annual revenue based on a weighted average cost of capital of 7.58%. The settlement also includes a 4-year moratorium period, in which South Dakota Electric will not increase base rates, absent an extraordinary event, until August 2030. The moratorium excludes South Dakota Electric’s additional regulatory mechanisms such as the ECA, TFA, EIA and the pending PIPR. New rates are effective in December 2026, and will replace interim rates which were effective in August 2026.

On March 18, 2026, South Dakota Electric filed a rate review with the WPSC seeking recovery of infrastructure investments and increased operations and maintenance costs driven by inflation and operational needs to serve customers since its last rate review in 2014. On October 7, 2026, South Dakota Electric received approval from the WPSC for a settlement agreement for a general rate increase. The settlement is expected to generate $4.0 million in new annual revenue with a capital structure of 53% equity and 47% debt and a return on equity of 9.60%. New rates are effective December 1, 2026.

(3)
Commitments, Contingencies and Guarantees

Google Data Center Agreements

In September 2026, the Company entered into long-term agreements with Google and other third-party partners to serve a planned data center project to be constructed in Cheyenne, Wyoming. The negotiated agreements include a LPCS agreement and a generation facilities agreement, both of which extend through December 2048. The project is contracted to be served through a total resource mix of 2.7 GW, including reserve margins, and is expected to begin taking energy service in late 2027 and ramp to the data center’s projected peak load by the end of 2030. We expect to provide up to 590 MW of grid-connected energy service through company-owned generation and market energy. In addition, we expect to manage the output of approximately 2.1 GW of third-party contracted resources through a privately managed microgrid under the Company’s LPCS tariff.

To provide 590 MW of grid-connected service, the Company expects to construct 564 MW of new company-owned natural gas-fired generation between 2027 and 2029 through a non-regulated affiliate. In connection with the development of the project, the Company previously disclosed customer-funded refundable advances received pursuant to the parties' generation reservation agreement to support procurement of long-lead generation equipment. During the third quarter of 2026, the parties amended the generation reservation agreement to increase the permitted advances to $398.8 million and extend the repayment date to June 30, 2027. As of September 30, 2026, the Company had recorded $398.8 million of refundable customer advances as a liability on its Consolidated Balance Sheets and expects to repay such advances by their June 30, 2027 maturity date.

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

(4)
Revenue

The following tables depict the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition for each of the reportable segments for the three and nine months ended September 30, 2026, and 2025. Sales tax and other similar taxes are excluded from revenues.

Three Months Ended September 30, 2026	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$227.8	$127.9	$—	$355.7
Transportation	—	47.2	(0.1)	47.1
Wholesale	6.4	—	—	6.4
Market - off-system sales	9.7	—	—	9.7
Transmission	20.8	0.2	—	21.0
Other revenues	14.3	10.6	(3.9)	21.0
Revenue from contracts with customers	$279.0	$185.9	$(4.0)	$460.9
Alternative revenue and other	1.4	3.8	—	5.2
Total revenues	$280.4	$189.7	$(4.0)	$466.1

Timing of revenue recognition:
Services transferred at a point in time	$9.2	$—	$—	$9.2
Services transferred over time	269.8	185.9	(4.0)	451.7
Revenue from contracts with customers	$279.0	$185.9	$(4.0)	$460.9

Three Months Ended September 30, 2025	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$201.3	$128.6	$—	$329.9
Transportation	—	43.6	(0.1)	43.5
Wholesale	5.5	—	—	5.5
Market - off-system sales	16.3	—	—	16.3
Transmission	11.1	0.1	—	11.2
Other revenues	14.6	10.2	(3.8)	21.0
Revenue from contracts with customers	$248.8	$182.5	$(3.9)	$427.4
Alternative revenue and other	0.9	1.9	—	2.8
Total revenues	$249.7	$184.4	$(3.9)	$430.2

Timing of revenue recognition:
Services transferred at a point in time	$8.8	$—	$—	$8.8
Services transferred over time	240.0	182.5	(3.9)	418.6
Revenue from contracts with customers	$248.8	$182.5	$(3.9)	$427.4

Nine Months Ended September 30, 2026	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$609.2	$751.7	$—	$1,360.9
Transportation	—	146.5	(0.3)	146.2
Wholesale	17.7	—	—	17.7
Market - off-system sales	23.0	—	—	23.0
Transmission	50.3	0.6	—	50.9
Other revenues	43.5	30.9	(11.7)	62.7
Revenue from contracts with customers	$743.7	$929.7	$(12.0)	$1,661.4
Alternative revenue and other	4.6	33.6	—	38.2
Total revenues	$748.3	$963.3	$(12.0)	$1,699.6

Timing of revenue recognition:
Services transferred at a point in time	$26.1	$—	$—	$26.1
Services transferred over time	717.6	929.7	(12.0)	1,635.3
Revenue from contracts with customers	$743.7	$929.7	$(12.0)	$1,661.4

Nine Months Ended September 30, 2025	Electric Utilities	Gas Utilities	Inter-segment Eliminations	Total
Customer types:	(in millions)
Retail	$570.6	$797.0	$—	$1,367.6
Transportation	—	143.4	(0.3)	143.1
Wholesale	16.9	—	—	16.9
Market - off-system sales	38.3	0.1	—	38.4
Transmission	33.3	0.3	—	33.6
Other revenues	43.9	31.5	(11.4)	64.0
Revenue from contracts with customers	$703.0	$972.3	$(11.7)	$1,663.6
Alternative revenue and other	3.3	7.6	—	10.9
Total revenues	$706.3	$979.9	$(11.7)	$1,674.5

Timing of revenue recognition:
Services transferred at a point in time	$25.9	$—	$—	$25.9
Services transferred over time	677.1	972.3	(11.7)	1,637.7
Revenue from contracts with customers	$703.0	$972.3	$(11.7)	$1,663.6

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

Short-term Debt

Refundable Advances for Construction

See Note 3 for discussion of our Refundable advances for construction under our generation reservation agreement.

Revolving Credit Facility and CP Program

Our Revolving Credit Facility and CP Program, which are classified as Notes payable on the Consolidated Balance Sheets, had the following borrowings, outstanding letters of credit, and available capacity as of:

	September 30, 2026	December 31, 2025
	(dollars in millions)
Amount outstanding	$61.5	$—
Letters of credit (a)	3.7	3.2
Available capacity	$684.8	$746.8
Weighted average interest rates	4.09%	N/A

(a)
Letters of credit are off-balance sheet commitments that reduce the borrowing capacity available on our corporate Revolving Credit Facility.

Revolving Credit Facility and CP Program borrowing activity was as follows:

	Nine Months Ended September 30,
	2026	2025
	(dollars in millions)
Maximum amount outstanding (based on daily outstanding balances)	$338.0	$263.6
Average amount outstanding (based on daily outstanding balances)	118.9	115.9
Weighted average interest rates	3.90%	4.55%

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

Financial Covenants

Revolving Credit Facility

We were in compliance with all of our Revolving Credit Facility covenants as of September 30, 2026. We are required to maintain a Consolidated Indebtedness to Capitalization Ratio not to exceed 0.65 to 1.00. Subject to applicable cure periods, a violation of this covenant would constitute an event of default that entitles the lenders to terminate their remaining commitments and accelerate all principal and interest outstanding. As of September 30, 2026, our Consolidated Indebtedness to Capitalization Ratio was 0.53 to 1.00. Consolidated Indebtedness, as defined under the terms of our Revolving Credit Facility, does not include the $398.8 million of Refundable advances for construction as of September 30, 2026, discussed in Note 3.

Wyoming Electric

Wyoming Electric was in compliance with all covenants within its financing agreements as of September 30, 2026. Wyoming Electric is required to maintain a debt to capitalization ratio of no more than 0.60 to 1.00. As of September 30, 2026, Wyoming Electric's debt to capitalization ratio was 0.48 to 1.00. Debt, as defined under the terms of Wyoming Electric's financing agreements, does not include the $398.8 million of Refundable advances for construction as of September 30, 2026, discussed in Note 3.

Equity

ATM

ATM activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
June 16, 2023 ATM Program	(in millions, except Average price per share amounts)
Proceeds, (net of issuance costs of $0.0, $0.0, $0.0, and $(0.5), respectively)	$—	$—	$—	$45.7
Number of shares issued	—	—	—	0.8

May 8, 2025 ATM Program
Proceeds, (net of issuance costs of $(0.4), $(1.3), $(1.0), and $(1.5), respectively)	$18.9	$154.3	$68.9	$173.9
Number of shares issued	0.3	2.6	1.0	2.9

Total activity under both ATM Programs
Proceeds, (net of issuance costs of $(0.4), $(1.3), $(1.0), and $(2.0), respectively)	$18.9	$154.3	$68.9	$219.6
Number of shares issued	0.3	2.6	1.0	3.7
Average price per share	$73.13	$59.47	$73.42	$59.56

(6)
Earnings Per Share

A reconciliation of share amounts used to compute earnings per share in the accompanying Consolidated Statements of Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net income available for common stock	$41.0	$24.9	$210.2	$186.6

Weighted average shares - basic	76.1	72.8	75.8	72.3
Dilutive effect of equity compensation	0.3	0.1	0.3	0.1
Weighted average shares - diluted	76.4	72.9	76.1	72.4

Net income available for common stock, per share - Diluted	$0.54	$0.34	$2.76	$2.58

Anti-dilutive shares excluded from the diluted earnings per share computation were not material for the three and nine months ended September 30, 2026, and 2025.

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

The contract or notional amounts and terms of the electric and natural gas derivative commodity instruments held at our Utilities are composed of both long and short positions. We had the following net long and (short) positions as of:

	September 30, 2026		December 31, 2025
	Notional Amounts (MMBtus)	Maximum Term (months) (a)	Notional Amounts (MMBtus)	Maximum Term (months) (a)
Natural gas futures purchased	1,740,000	6	620,000	3
Natural gas options purchased, net	7,660,000	6	2,750,000	3
Natural gas basis swaps purchased	1,740,000	6	1,040,000	3
Natural gas over-the-counter swaps, net (b)	5,670,000	23	3,430,000	23
Natural gas physical contracts, net (c)	21,178,995	6	14,285,200	10

(a)
Term reflects the maximum forward period hedged.
(b)
As of September 30, 2026, 1,281,000 MMBtus of natural gas over-the-counter swaps purchases were designated as cash flow hedges.
(c)
Volumes exclude contracts that qualify for the normal purchases and normal sales exception under GAAP.

We have certain derivative contracts which contain credit provisions. These credit provisions may require the Company to post collateral when credit exposure to the Company is in excess of a negotiated line of unsecured credit. At September 30, 2026, the Company had $0.7 million related to such provisions, which would be included in Other current assets on the Consolidated Balance Sheets.

Derivatives by Balance Sheet Classification

The following table presents the fair value and balance sheet classification of our derivative instruments as of:

	Balance Sheet Location	September 30, 2026	December 31, 2025
		(in millions)
Derivatives designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(0.7)	$(2.8)
Total derivatives designated as hedges		$(0.7)	$(2.8)

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Derivative liabilities, current	$(2.8)	$(3.0)
Total derivatives not designated as hedges		$(2.8)	$(3.0)

Derivatives Designated as Hedge Instruments

The impact of cash flow hedges on our Consolidated Statements of Comprehensive Income and Consolidated Statements of Income are presented below for the three and nine months ended September 30, 2026, and 2025. Note that this presentation does not reflect the gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$0.5	$0.7	Interest expense	$(0.5)	$(0.7)
Commodity derivatives	(0.4)	(1.6)	Fuel, purchased power, and cost of natural gas sold	—	(0.1)
Total	$0.1	$(0.9)		$(0.5)	$(0.8)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in millions)			(in millions)
Interest rate swaps	$1.8	$2.1	Interest expense	$(1.8)	$(2.1)
Commodity derivatives	2.0	(1.3)	Fuel, purchased power, and cost of natural gas sold	(2.3)	(0.5)
Total	$3.8	$0.8		$(4.1)	$(2.6)

As of September 30, 2026, $1.0 million of net losses related to our interest rate swaps and commodity derivatives are expected to be reclassified from AOCI into earnings within the next 12 months. As market prices fluctuate, estimated and actual realized gains or losses will change during future periods.

Derivatives Not Designated as Hedge Instruments

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Consolidated Statements of Income for the three and nine months ended September 30, 2026, and 2025. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended September 30,
		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$(0.6)	$(0.6)
		$(0.6)	$(0.6)

Nine Months Ended September 30,
		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
(in millions)
Commodity derivatives	Fuel, purchased power, and cost of natural gas sold	$—	$—
		$—	$—

As discussed above, financial instruments used in our regulated Gas Utilities are not designated as cash flow hedges. However, there is no earnings impact because the unrealized gains and losses arising from the use of these financial instruments are recorded as Regulatory assets or Regulatory liabilities. The net unrealized losses included in our Regulatory asset accounts related to these financial instruments were $3.1 million and $4.6 million as of September 30, 2026, and December 31, 2025, respectively.

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

	As of September 30, 2026
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting (a)	Total
	(in millions)
Assets:
Commodity derivatives - Gas Utilities	$—	$4.6	$—	$(4.6)	$—
Total	$—	$4.6	$—	$(4.6)	$—

Liabilities:
Commodity derivatives - Gas Utilities	$—	$5.6	$—	$(2.1)	$3.5
Total	$—	$5.6	$—	$(2.1)	$3.5

(a)
As of September 30, 2026, $4.6 million of our commodity derivative assets and $2.1 million of our commodity derivative liabilities, as well as related gross collateral amounts, were subject to master netting agreements.

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

The following table presents the carrying amounts and fair values of financial instruments not recorded at fair value on the Consolidated Balance Sheets as of:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current maturities (a)	$4,405.3	$4,096.9	$4,701.1	$4,639.0

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

The following table details reclassifications out of AOCI and into Net income. The amounts in parentheses below indicate decreases to Net income in the Consolidated Statements of Income for the period, net of tax:

		Amount Reclassified from AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location on the Consolidated Statements of Income	2026	2025	2026	2025
		(in millions)
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(0.5)	$(0.7)	$(1.8)	$(2.1)
Commodity contracts	Fuel, purchased power, and cost of natural gas sold	—	(0.1)	(2.3)	(0.5)
		$(0.5)	$(0.8)	$(4.1)	$(2.6)
Income tax	Income tax (expense) benefit	0.1	0.2	0.9	0.6
Total reclassification adjustments related to cash flow hedges, net of tax		$(0.4)	$(0.6)	$(3.2)	$(2.0)

Amortization of components of defined benefit plans:
Actuarial (loss)	Operations and maintenance	—	—	(0.2)	(0.1)
Total reclassification adjustments related to defined benefit plans, net of tax		$—	$—	$(0.2)	$(0.1)
Total reclassifications		$(0.4)	$(0.6)	$(3.4)	$(2.1)

Balances by classification included within AOCI, net of tax on the accompanying Consolidated Balance Sheets were as follows:

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2025	$(1.6)	$(2.2)	$(5.9)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI	1.4	1.8	0.2	3.4
As of September 30, 2026	$(0.2)	$(0.6)	$(5.7)	$(6.5)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Commodity Derivatives	Employee Benefit Plans	Total
	(in millions)
As of December 31, 2024	$(3.8)	$(0.3)	$(5.3)	$(9.4)
Other comprehensive income (loss) before reclassifications	—	(1.5)	—	(1.5)
Amounts reclassified from AOCI	1.6	0.4	0.1	2.1
As of September 30, 2025	$(2.2)	$(1.4)	$(5.2)	$(8.8)

(10)
Employee Benefit Plans

Components of Net Periodic Expense

The components of net periodic expense were as follows:

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Three Months Ended September 30,	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost	$0.4	$0.4	$0.1	$1.2	$0.4	$0.4
Interest cost	3.6	4.0	0.3	0.3	0.5	0.6
Expected return on plan assets	(4.2)	(4.2)	—	—	(0.1)	(0.1)
Net amortization of prior service costs	—	—	—	—	0.1	0.1
Recognized net actuarial loss	0.6	0.5	—	—	—	—
Net periodic expense	$0.4	$0.7	$0.4	$1.5	$0.9	$1.0

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
Nine Months Ended September 30,	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost	$1.2	$1.3	$2.3	$2.8	$1.1	$1.1
Interest cost	11.0	12.0	0.9	1.1	1.6	1.8
Expected return on plan assets	(12.7)	(12.7)	—	—	(0.2)	(0.2)
Net amortization of prior service costs	(0.1)	(0.1)	—	—	0.1	0.2
Recognized net actuarial loss	1.8	1.6	—	—	—	—
Net periodic expense	$1.2	$2.1	$3.2	$3.9	$2.6	$2.9

Plan Contributions

Contributions made in the first nine months of 2026 and additional contributions anticipated for the remainder of 2026 are as follows:

	Contributions Made	Additional Contributions
	Nine Months Ended September 30, 2026	Anticipated for 2026
	(in millions)
Defined Benefit Pension Plan	$1.6	$—
Non-pension Defined Benefit Postretirement Healthcare Plan	3.3	1.2
Supplemental Non-qualified Defined Benefit and Defined Contribution Plans	2.1	0.7

(11)
Income Taxes

Transfers of Production Tax Credits

In January 2025 and 2026, we entered into agreements with a third party to sell 2024 and 2025 generated PTCs for $16.0 million and $15.3 million, respectively. We expect to continue to explore monetization of our tax credits through third party transferability agreements.

Income Tax (Expense) and Effective Tax Rates

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025

Income tax (expense) for the three months ended September 30, 2026, was $(5.8) million compared to $(4.0) million reported for the same period in 2025. For the three months ended September 30, 2026, the effective tax rate was 11.8%, which was lower compared to 13.4% for the same period in 2025. The lower effective tax rate was primarily driven by increased current year tax benefits from federal PTCs associated with increased wind production and the non-deductibility of certain prior year costs related to the pending Merger.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

Income tax (expense) for the nine months ended September 30, 2026, was $(28.5) million compared to $(26.5) million reported for the same period in 2025. For the nine months ended September 30, 2026, the effective tax rate was 11.6%, which was lower compared to 12.2% for the same period in 2025. The lower effective tax rate was primarily driven by increased current year tax benefits from federal PTCs associated with increased wind production.

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

Corporate and Other consists of certain unallocated expenses for administrative activities that support our operating segments. Corporate and Other also includes our captive insurance cell, business development activities that are not part of our operating segments (such as costs related to the pending Merger), and inter-segment eliminations.

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

Segment information was as follows:

	Consolidating Income Statement
Three Months Ended September 30, 2026	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$277.9	$188.2	$466.1	$—	$466.1
Inter-segment	2.5	1.5	4.0	(4.0)	—
Total revenue	280.4	189.7	470.1	(4.0)	466.1

Fuel, purchased power and cost of natural gas sold	81.8	39.7	121.5	(0.1)	121.4
Operations and maintenance (a) -
Direct	36.2	39.8	76.0	(0.1)	75.9
Allocated	34.5	43.0	77.5	—	77.5
Depreciation and amortization	41.9	34.3	76.2	—	76.2
Taxes other than income taxes	9.1	7.9	17.0	—	17.0
Total operating expenses	203.5	164.7	368.2	(0.2)	368.0
Operating income (loss)	$76.9	$25.0	$101.9	$(3.8)	$98.1

Interest expense, net					(50.1)
Other income (expense), net					1.3
Income tax (expense)					(5.8)
Net income					43.5
Net income attributable to non-controlling interest					(2.5)
Net income available for common stock					$41.0

	Consolidating Income Statement
Three Months Ended September 30, 2025	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$247.3	$182.9	$430.2	$—	$430.2
Inter-segment	2.4	1.5	3.9	(3.9)	—
Total revenue	249.7	184.4	434.1	(3.9)	430.2

Fuel, purchased power and cost of natural gas sold	69.8	42.3	112.1	(0.1)	112.0
Operations and maintenance (a) -
Direct	36.1	38.9	75.0	0.7	75.7
Allocated	33.7	41.4	75.1	—	75.1
Depreciation and amortization	38.3	33.2	71.5	—	71.5
Taxes other than income taxes	9.4	7.8	17.2	—	17.2
Total operating expenses	187.3	163.6	350.9	0.6	351.5
Operating income	$62.4	$20.8	$83.2	$(4.5)	$78.7

Interest expense, net					(49.4)
Other income (expense), net					0.6
Income tax (expense)					(4.0)
Net income					25.9
Net income attributable to non-controlling interest					(1.0)
Net income available for common stock					$24.9

	Consolidating Income Statement
Nine Months Ended September 30, 2026	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$740.7	$958.9	$1,699.6	$—	$1,699.6
Inter-segment	7.6	4.4	12.0	(12.0)	—
Total revenue	748.3	963.3	1,711.6	(12.0)	1,699.6

Fuel, purchased power and cost of natural gas sold	198.3	374.8	573.1	(0.3)	572.8
Operations and maintenance (a) -
Direct	102.7	121.5	224.2	1.4	225.6
Allocated	99.4	126.9	226.3	—	226.3
Depreciation and amortization	123.3	103.0	226.3	—	226.3
Taxes other than income taxes	27.5	24.0	51.5	—	51.5
Total operating expenses	551.2	750.2	1,301.4	1.1	1,302.5
Operating income (loss)	$197.1	$213.1	$410.2	$(13.1)	$397.1

Interest expense, net					(153.7)
Other income, net					2.2
Income tax (expense)					(28.5)
Net income					217.1
Net income attributable to non-controlling interest					(6.9)
Net income available for common stock					$210.2

	Consolidating Income Statement
Nine Months Ended September 30, 2025	Electric Utilities	Gas Utilities	Total Reportable Segments	Corporate and Other	Total
	(in millions)
Revenue -
External Customers	$699.1	$975.4	$1,674.5	$—	$1,674.5
Inter-segment	7.2	4.5	11.7	(11.7)	—
Total revenue	706.3	979.9	1,686.2	(11.7)	1,674.5

Fuel, purchased power and cost of natural gas sold	192.2	403.7	595.9	(0.2)	595.7
Operations and maintenance (a) -
Direct	107.9	121.9	229.8	(4.1)	225.7
Allocated	99.9	126.6	226.5	—	226.5
Depreciation and amortization	113.0	97.6	210.6	(0.1)	210.5
Taxes other than income taxes	27.6	22.4	50.0	—	50.0
Total operating expenses	540.6	772.2	1,312.8	(4.4)	1,308.4
Operating income (loss)	$165.7	$207.7	$373.4	$(7.3)	$366.1

Interest expense, net					(149.6)
Other income, net					1.1
Income tax (expense)					(26.5)
Net income					191.1
Net income attributable to non-controlling interest					(4.5)
Net income available for common stock					$186.6

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

Capital Expenditures (a) for the nine months ended September 30,	2026	2025
	(in millions)
Electric Utilities	$511.0	$334.0
Gas Utilities	287.1	267.6
Corporate and Other	6.9	6.9
Total capital expenditures	$805.0	$608.5

(a)
Includes accruals for property, plant, and equipment as disclosed in supplemental cash flow information in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements. Capital expenditures are presented net of CIACs in the Consolidated Statements of Cash Flows.

(13)
Selected Balance Sheet Information

Accounts Receivable and Allowance for Credit Losses

Following is a summary of Accounts receivable, net included in the accompanying Consolidated Balance Sheets as of:

	September 30, 2026	December 31, 2025
	(in millions)
Billed Accounts Receivable	$168.8	$223.3
Unbilled Revenue	89.9	168.1
Less: Allowance for Credit Losses	(1.9)	(2.4)
Account Receivable, net	$256.8	$389.0

Changes to allowance for credit losses for the nine months ended September 30, 2026, and 2025, respectively, were as follows:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries and Other Additions	Write-offs and Other Deductions	Balance at September 30,
	(in millions)
2026	$2.4	$6.2	$2.9	$(9.6)	$1.9
2025	$2.1	$5.8	$2.4	$(8.2)	$2.1

Materials, Supplies and Fuel

The following amounts by major classification are included in Materials, supplies, and fuel on the accompanying Consolidated Balance Sheets as of:

	September 30, 2026	December 31, 2025
	(in millions)
Materials and supplies	$126.0	$117.3
Fuel - Electric Utilities	5.8	6.4
Natural gas in storage	54.5	48.7
Total materials, supplies, and fuel	$186.3	$172.4

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Consolidated Balance Sheets as of:

	September 30, 2026	December 31, 2025
	(in millions)
Accrued employee compensation, benefits, and withholdings	$85.8	$92.8
Accrued property taxes	50.7	54.8
Customer deposits and prepayments	68.1	59.0
Accrued interest	57.4	57.2
Other (none of which is individually significant)	43.3	58.8
Total accrued liabilities	$305.3	$322.6

(14)
Strategic Transactions

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

In connection with this pending merger, we have incurred merger-related costs. During the three and nine months ended September 30, 2026, we incurred merger-related costs of $3.1 million and $11.7 million, respectively. During the three and nine months ended September 30, 2025, we incurred merger-related costs of $8.4 million and $8.4 million, respectively. These merger-related costs are included in Operations and maintenance in our Consolidated Statements of Income.

The Merger Agreement, which was unanimously approved on August 18, 2025, by both the board of directors of Black Hills Corporation and the board of directors of NorthWestern, provides for a tax-free, all-stock business combination of Black Hills Corporation and NorthWestern upon the terms and subject to the conditions set forth therein. Such conditions include, among other things, clearance under the HSR Act, approval from each company's shareholders, and regulatory approvals, including approval from the SDPUC, NPSC and MPSC, as well as the FERC. To date, the status of these matters is as follows:

•
In October 2025, we filed joint applications for approval with the MPSC, NPSC, and SDPUC.
o
In March 2026, we reached a settlement agreement with all intervening parties in Nebraska. On May 19, 2026, the NPSC approved the Merger.
o
In April 2026, we reached a settlement with the SDPUC Staff, which was filed with the SDPUC. On June 24, 2026, the SDPUC approved the Merger.
o
In April 2026, we reached settlements agreements with several parties in Montana, which were filed with the MPSC. Hearings before the MPSC occurred during the second quarter of 2026. The settlement agreements are subject to approval by the MPSC. The statutory deadline for the MPSC decision is November 12, 2026.
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
•
In March 2026, we filed an application for clearance under the HSR Act. The waiting period under the HSR Act was completed on April 20, 2026, satisfying a U.S. antitrust condition to closing.

We anticipate the transaction closing by year-end 2026, subject to receipt of a satisfactory approval from the MPSC as mentioned above.

Pending Sale of Investment

In August 2026, we entered into an agreement to sell our minority stake in an investment in equity securities of a privately held oil and gas company. The transaction remains subject to regulatory approvals and other customary closing conditions and is currently expected to close during the fourth quarter of 2026. No gain or loss was recognized during the three and nine months ended September 30, 2026.

(15)
Subsequent Events

Except as described below, there have been no events subsequent to September 30, 2026, which would require recognition in the Consolidated Financial Statements or disclosures.

See Note 2 for updates related to the Arkansas Gas and South Dakota Electric rate reviews.

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

We have provided energy and served customers for 143 years, since the 1883 gold rush days in Deadwood, South Dakota. Throughout our history, the common thread that unites the past to the present is our commitment to serve our customers and communities. By being responsive and service focused, we can help our customers and communities thrive while meeting rapidly changing customer expectations.

Recent Developments

Pending Merger with NorthWestern

On August 18, 2025, we entered into the Merger Agreement with NorthWestern and Merger Sub. We anticipate the transaction closing by year-end 2026, subject to receipt of a satisfactory approval from the MPSC. See Note 14 of the Condensed Notes to Consolidated Financial Statements for further information regarding the pending Merger.

Google Data Center Project

In September 2026, the Company entered into long-term agreements with Google and other third-party partners to serve a planned data center project to be constructed in Cheyenne, Wyoming. The project is contracted to be served through a total resource mix of 2.7 GW, including reserve margins, and is expected to begin taking energy service in late 2027 and ramp to the data center's projected peak load by the end of 2030. We expect to provide up to 590 MW of grid-connected energy service through company-owned generation and market energy. In addition, we expect to manage the output of approximately 2.1 GW of third-party contracted resources through a privately managed microgrid under the Company’s LPCS tariff.

To provide 590 MW of grid-connected service, the Company expects to invest approximately $1.8 billion to construct 564 MW (nameplate capacity) of new company-owned natural gas generation between 2027 and 2029 through a non-regulated affiliate, which will be located at the Company's existing CPGS facility. The remaining 26 MW is expected to be supplied through a combination of market energy purchases and retail utility service provided under the Company's applicable industrial tariff.

The Company expects to finance the approximately $1.8 billion of generation investment through a combination of project-generated cash flow and debt and equity instruments with a focus on earnings accretion while maintaining solid investment-grade credit ratings. In connection with the development of the project, the Company previously disclosed customer-funded refundable advances received pursuant to the parties' generation reservation agreement to support procurement of long-lead generation equipment. During the third quarter of 2026, the parties amended the generation reservation agreement to increase the permitted advances to $398.8 million and extend the repayment date to June 30, 2027. The Company expects to reimburse those advances by their June 30, 2027 maturity date.

The agreements include contractual protections throughout the 2048 contract term intended to prevent cost shifting to existing retail customers, including:

•
Cost pass-through mechanisms – protect customers from costs associated with the planned data center while protecting returns from inflation, interest rate volatility, and other cost pressures;
•
Stranded asset risk protection – provides for full recovery of all generation capital investment over the contract term, protecting customers against risk of stranded assets;
•
Early termination protection – safeguard customers and shareholders should the project terminate prior to the end of the agreements' term; and

•
Credit protections – strong collateral and financial assurance requirements back the data center's long-term commitments.

The Company has obtained or initiated key regulatory approvals for the project during 2026, including a substation CPCN approval, the filing of an industrial siting permit for the CPGS expansion, and approval of an air quality permit and an industrial siting permit for the CPGS expansion. Additionally, the Company is advancing transmission expansion opportunities through regulatory filings to serve this project and other regional large-load opportunities. See Business Segment Recent Developments section below with further details on these transmission expansion filings.

Business Segment Recent Developments

Electric Utilities

•
See Note 2 of the Condensed Notes to Consolidated Financial Statements for recent rate review activity for South Dakota Electric and Colorado Electric.

•
In 2026 to date, Wyoming Electric requested approval from the WPSC for a new LCTCAM tariff and CPCNs for two transmission expansion projects with total investment of $686 million to serve the growing energy needs of Wyoming Electric's large-load customers.
o
On June 19, 2026, Wyoming Electric filed a request with the WPSC to establish an LCTCAM tariff. The LCTCAM tariff provides a framework to directly recover transmission investment costs from LPCS customers who are served by, and benefit from, the transmission facilities. The proposed mechanism is designed to ensure that customers not directly served by those facilities are protected from bearing those costs. A WPSC decision is expected in the first quarter of 2027.
o
On September 1, 2026, Wyoming Electric filed a CPCN with the WPSC for its South Cheyenne Transmission Project. The $80 million project includes new substations and nearly 15 miles of transmission lines and upgrades to be in-service in multiple phases in late 2027 through 2028. Recovery is expected to be requested under the LCTCAM, which is currently pending with the WPSC. A WPSC decision on the South Cheyenne Transmission Project CPCN request is expected by mid-2027.
o
On November 2, 2026, Wyoming Electric filed a request with the WPSC for a CPCN for its Aeolus Transmission Project to expand transmission capacity across the Cheyenne region and key interconnection points. The $606 million project includes two new 230-kV transmission lines, with upgrade capabilities to 345-kV, spanning approximately 125 miles. Pending approval by the WPSC, completion of the project is expected by mid-2029. Recovery is expected to be requested under the LCTCAM, which is also pending approval from the WPSC. A WPSC decision on the Aeolus Transmission Project CPCN request is expected by mid-2027.
•
During the third quarter of 2026, South Dakota Electric continued with construction of its Lange II project which is anticipated to be in service by year-end 2026. The addition of these resources will replace generation facilities planned for retirement and support updated planning reserve margin requirements. On August 4, 2026, South Dakota Electric filed an application with the SDPUC for a PIPR rider which requests recovery of $320 million of Lange II project costs outside of a general rate review. If approved by the SDPUC, the rider is anticipated to be effective on December 1, 2026.
•
On September 11, 2026, Colorado Electric filed its 2026 Clean Energy Plan with the CPUC. The updated plan builds on Colorado Electric's 2022 Clean Energy Plan. The plan includes a 25-year planning horizon and reliably achieves Colorado’s statutory requirement to reduce greenhouse gas emissions by 80% by 2030, based on 2005 levels. To meet these objectives, the plan proposes the addition of 100 MW of wind energy, 200 MW of battery energy storage systems and 125 MW of firm, dispatchable natural gas-fired generation.
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
•
On June 30, 2026, Wyoming Electric submitted an IRP to the WPSC. The IRP, which is based on 20-year planning period including a near-term planning period through 2033, identified a near-term capacity shortfall of 95 MW beginning in 2027. Based on its forecasts and analysis, Wyoming Electric recommends the addition of natural gas-fired generation, battery storage assets and energy market purchases to meet the identified resource need. Wyoming Electric's IRP does not address any LPCS Tariff capacity needs, which are handled separately under customer-specific agreements.
•
In 2026, Wyoming Electric has set multiple all-time records for System Peak Demand driven by growth in large-load data center demand. The most recent all-time peak of 439 MW was set on July 20, 2026. Prior to 2026, the previous all-time peak was 379 MW set on June 20, 2025.

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

Results of Operations

Certain lines of business in which we operate are highly seasonal, and revenue from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Demand for electricity and natural gas is sensitive to seasonal cooling, heating and industrial load requirements. In particular, the normal peak usage season for our Electric Utilities is June through August while the normal peak usage season for our Gas Utilities is November through March. Significant earnings variances can be expected between the Gas Utilities segment’s peak and off-peak seasons. Due to this seasonal nature, our results of operations for the three and nine months ended September 30, 2026, and 2025, and our financial condition as of September 30, 2026, and December 31, 2025, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period or for the entire year.

All amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Consolidated Summary and Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions, except per share amounts)
Operating income (loss):
Electric Utilities	$76.9	$62.4	$14.5	$197.1	$165.7	$31.4
Gas Utilities	25.0	20.8	4.2	213.1	207.7	5.4
Corporate and Other (a)	(3.8)	(4.5)	0.7	(13.1)	(7.3)	(5.8)
Operating income	98.1	78.7	19.4	397.1	366.1	31.0

Interest expense, net	(50.1)	(49.4)	(0.7)	(153.7)	(149.6)	(4.1)
Other income, net	1.3	0.6	0.7	2.2	1.1	1.1
Income tax (expense)	(5.8)	(4.0)	(1.8)	(28.5)	(26.5)	(2.0)
Net income	43.5	25.9	17.6	217.1	191.1	26.0
Net income attributable to non-controlling interest	(2.5)	(1.0)	(1.5)	(6.9)	(4.5)	(2.4)
Net income available for common stock	$41.0	$24.9	$16.1	$210.2	$186.6	$23.6

Weighted average common shares outstanding, Diluted	76.4	72.9	3.5	76.1	72.4	3.7
Total earnings per share of common stock, Diluted	$0.54	$0.34	$0.20	$2.76	$2.58	$0.18

(a)
Includes inter-segment eliminations.

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025:

•
Electric Utilities' operating income increased $14.5 million primarily due to new rates driven by the South Dakota Electric rate review (interim rates effective August 2026) and rider recovery driven by Wyoming Electric's Ready Wyoming project, favorable weather and increased retail customer usage.
•
Gas Utilities' operating income increased $4.2 million primarily due to new rates and rider recovery driven by the Nebraska Gas rate review, increased retail customer usage, increased transportation volumes, and favorable weather partially offset by higher operating expenses.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025:

•
Electric Utilities’ operating income increased $31.4 million primarily due to new rates and rider recovery driven by the Colorado Electric and South Dakota Electric rate reviews and Wyoming Electric's Ready Wyoming project partially offset by higher operating expenses.
•
Gas Utilities’ operating income increased $5.4 million primarily due to new rates and rider recovery driven by the Nebraska Gas and Kansas Gas rate reviews, increased transportation volumes and customer growth partially offset by unfavorable weather and higher operating expenses.
•
Corporate and Other operating loss increased $5.8 million primarily due to higher costs related to the pending Merger and the prior year consolidation of our Captive insurance cell.
•
Net interest expense increased $4.1 million primarily due to higher rates on higher debt balances.
•
Income tax expense increased $2.0 million due to higher pre-tax income partially offset by a lower effective tax rate primarily driven by increased current year tax benefits from federal PTCs associated with increased wind production.
•
Net income attributable to non-controlling interest increased $2.4 million due to higher net income from Black Hills Colorado IPP primarily driven by prior year unplanned generation outages.

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

Our Electric and Gas Utility margin measure may not be comparable to other companies’ Electric and Gas Utility margin measures. The following table includes a reconciliation of Electric and Gas Utility margin to Gross margin, the most directly comparable GAAP measure:

	Electric Utilities				Gas Utilities
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)
Revenue	$280.4	$249.7	$748.3	$706.3	$189.7	$184.4	$963.3	$979.9
Fuel, purchased power and cost of natural gas sold	(81.8)	(69.8)	(198.3)	(192.2)	(39.7)	(42.3)	(374.8)	(403.7)
Operations and maintenance (a)	(44.5)	(44.4)	(125.3)	(130.1)	(42.3)	(42.0)	(126.3)	(129.0)
Depreciation and amortization	(41.9)	(38.3)	(123.3)	(113.0)	(34.3)	(33.2)	(103.0)	(97.6)
Taxes other than income taxes	(9.1)	(9.4)	(27.5)	(27.6)	(7.9)	(7.8)	(24.0)	(22.4)
Gross margin (GAAP)	$103.1	$87.8	$273.9	$243.4	$65.5	$59.1	$335.2	$327.2
Operations and maintenance (a)	44.5	44.4	125.3	130.1	42.3	42.0	126.3	129.0
Depreciation and amortization	41.9	38.3	123.3	113.0	34.3	33.2	103.0	97.6
Taxes other than income taxes	9.1	9.4	27.5	27.6	7.9	7.8	24.0	22.4
Electric and Gas Utility margin (non-GAAP)	$198.6	$179.9	$550.0	$514.1	$150.0	$142.1	$588.5	$576.2

(a)
Operations and maintenance expenses which are deemed to be directly attributable to revenue-producing activities include plant operations and maintenance expenses at our electric generation facilities, operations and maintenance expenses at our WRDC coal mine, and electric and gas transmission and distribution expenses. These amounts are included in the table above to calculate gross margin in accordance with GAAP. These amounts excluded operations and maintenance expenses not directly attributable to revenue-producing activities of $26.2 million, $25.4 million, $76.8 million, and $77.7 million for the three and nine months ended September 30, 2026, and 2025, respectively, for the Electric Utilities and $40.5 million, $38.3 million, $122.1 million, and $119.5 million for the three and nine months ended September 30, 2026, and 2025, respectively, for the Gas Utilities.

Electric Utilities

Operating results for the Electric Utilities were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions)
Revenue	$280.4	$249.7	$30.7	$748.3	$706.3	$42.0
Fuel and purchased power	81.8	69.8	12.0	198.3	192.2	6.1
Electric Utility margin (non-GAAP) (a)	198.6	179.9	18.7	550.0	514.1	35.9

Operations and maintenance	70.7	69.8	0.9	202.1	207.8	(5.7)
Depreciation and amortization	41.9	38.3	3.6	123.3	113.0	10.3
Taxes other than income taxes	9.1	9.4	(0.3)	27.5	27.6	(0.1)
Total operating expenses (excluding Fuel and purchased power)	121.7	117.5	4.2	352.9	348.4	4.5

Operating income	$76.9	$62.4	$14.5	$197.1	$165.7	$31.4

(a)
See Non-GAAP Financial Measures section above for reconciliation to Gross margin, the most directly comparable GAAP measure.

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025:

•
Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$11.4
Weather	4.5
Residential and commercial customer usage	2.9
Other	(0.1)
$18.7

•
Operations and maintenance expense was comparable primarily due to increased employee-related costs and outside services expenses mostly offset by lower expenses related to prior year unplanned generation outages.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes were comparable to the same period in the prior year.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025:

•
Electric Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$32.9
Weather	1.7
Other	1.3
$35.9
•
Operations and maintenance expense decreased primarily due to $4.8 million of lower expenses related to prior year unplanned generation outages and $2.7 million of lower outside services expenses partially offset by higher employee costs.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes were comparable to the same period in the prior year.

Operating Statistics

	Revenue				Quantities Sold
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
By Customer Class	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)				(in GWh)
Retail Revenue -
Residential	$78.8	$68.8	$197.9	$189.3	448.2	393.5	1,134.1	1,120.9
Commercial	76.5	74.6	213.9	210.3	573.7	561.6	1,565.5	1,578.5
Industrial (a)	64.2	49.8	178.7	147.3	770.1	639.1	2,261.5	1,912.8
Municipal	5.3	4.6	13.9	13.4	43.0	41.4	109.9	110.1
Other Retail	3.0	3.5	4.8	10.3	—	—	—	—
Subtotal Retail Revenue - Electric	227.8	201.3	609.2	570.6	1,835.0	1,635.6	5,071.0	4,722.3
Wholesale	6.4	5.5	17.7	16.9	128.0	110.5	391.6	366.7
Market - off-system sales	9.7	16.3	23.0	38.3	256.9	267.0	545.5	660.6
Transmission	20.8	11.1	50.3	33.3	—	—	—	—
Other (b)	15.7	15.5	48.1	47.2	—	—	—	—
Total Revenue and Quantities Sold	$280.4	$249.7	$748.3	$706.3	2,219.9	2,013.1	6,008.1	5,749.6
Other Uses, Losses, or Generation, net (c)					148.6	112.9	394.2	332.4
Total Energy					2,368.5	2,126.0	6,402.3	6,082.0

(a)
The increase in industrial quantities sold for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily driven by Wyoming Electric's large-load customers under the LPCS and BCIS Tariffs.
(b)
Includes Integrated Generation, inter-segment rent, and non-regulated services to our retail customers under the Service Guard Comfort Plan and Tech Services.
(c)
Includes company uses and line losses.

	Revenue				Quantities Sold
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
By Business Unit	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)				(in GWh)
Colorado Electric	$86.8	$79.6	$220.7	$218.3	568.6	621.3	1,599.4	1,677.7
South Dakota Electric	95.1	90.6	257.7	255.5	769.5	711.8	1,976.2	2,032.7
Wyoming Electric	87.1	68.6	237.6	200.0	856.9	659.9	2,360.5	1,970.9
Integrated Generation	11.4	10.9	32.3	32.5	24.9	20.1	72.0	68.3
Total Revenue and Quantities Sold	$280.4	$249.7	$748.3	$706.3	2,219.9	2,013.1	6,008.1	5,749.6

	Three Months Ended September 30,		Nine Months Ended September 30,
Quantities Generated and Purchased by Fuel Type	2026	2025	2026	2025
	(in GWh)
Generated:
Coal	628.3	556.8	1,702.4	1,614.1
Natural Gas and Oil	640.9	718.7	1,584.3	1,816.1
Wind	128.1	115.7	477.5	426.5
Total Generated	1,397.3	1,391.2	3,764.2	3,856.7
Purchased:
Coal, Natural Gas, Oil, and Other Market Purchases	696.8	458.9	1,667.7	1,305.4
Wind and Solar	274.4	275.9	970.4	919.9
Total Purchased (a)	971.2	734.8	2,638.1	2,225.3

Total Generated and Purchased	2,368.5	2,126.0	6,402.3	6,082.0

(a)
The increase in total purchases for the three and nine months ended September 30, 2026, compared to the same period in 2025, was primarily driven by increased demand from Wyoming Electric's large-load customers under the LPCS and BCIS Tariffs.

	Three Months Ended September 30,		Nine Months Ended September 30,
Quantities Generated and Purchased by Business Unit	2026	2025	2026	2025
	(in GWh)
Generated:
Colorado Electric	134.9	228.1	459.2	595.5
South Dakota Electric	526.4	453.8	1,373.6	1,377.6
Wyoming Electric	248.2	236.9	645.5	676.3
Integrated Generation	487.8	472.4	1,285.9	1,207.3
Total Generated	1,397.3	1,391.2	3,764.2	3,856.7
Purchased:
Colorado Electric	127.7	72.8	315.1	269.5
South Dakota Electric	267.5	294.7	691.7	738.6
Wyoming Electric (a)	520.2	357.7	1,534.3	1,173.5
Integrated Generation	55.8	9.6	97.0	43.7
Total Purchased	971.2	734.8	2,638.1	2,225.3

Total Generated and Purchased	2,368.5	2,126.0	6,402.3	6,082.0

(a)
As discussed in footnote (a) in the Quantities Generated and Purchased by Fuel Type table above, the increase in Wyoming Electric's purchases for the three and nine months ended September 30, 2026, compared to the same periods in 2025, is primarily driven by increased demand from large-load customers under the LPCS and BCIS Tariffs.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating Degree Days:
Colorado Electric	17	(61)%	34	(15)%	2,557	(19)%	3,390	8%
South Dakota Electric	71	(50)%	86	(41)%	3,618	(19)%	4,432	---
Wyoming Electric	85	(47)%	157	---	3,384	(22)%	4,382	2%
Combined (a)	50	(51)%	77	(24)%	3,094	(20)%	3,952	3%

Cooling Degree Days:
Colorado Electric	1,056	22%	770	(13)%	1,414	23%	1,005	(14)%
South Dakota Electric	767	37%	598	10%	869	27%	760	15%
Wyoming Electric	522	32%	277	(31)%	569	19%	337	(30)%
Combined (a)	847	28%	610	(8)%	1,053	24%	785	(8)%

(a)
Degree days are calculated based on a weighted average of total customers by state.

Gas Utilities

Operating results for the Gas Utilities were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions)
Revenue	$189.7	$184.4	$5.3	$963.3	$979.9	$(16.6)
Cost of natural gas sold	39.7	42.3	(2.6)	374.8	403.7	(28.9)
Gas Utility margin (non-GAAP) (a)	150.0	142.1	7.9	588.5	576.2	12.3

Operations and maintenance	82.8	80.3	2.5	248.4	248.5	(0.1)
Depreciation and amortization	34.3	33.2	1.1	103.0	97.6	5.4
Taxes other than income taxes	7.9	7.8	0.1	24.0	22.4	1.6
Total operating expenses (excluding Cost of natural gas sold)	125.0	121.3	3.7	375.4	368.5	6.9

Operating income	$25.0	$20.8	$4.2	$213.1	$207.7	$5.4

(a)
See Non-GAAP Financial Measures section above for reconciliation to Gross margin, the most directly comparable GAAP measure.

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025:

•
Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$2.9
Transportation volumes	1.5
Retail customer usage	1.1
Weather	1.0
Other	1.4
$7.9
•
Operations and maintenance expense increased primarily due to higher employee-related costs partially offset by lower outside services expenses.
•
Depreciation and amortization were comparable to the same period in the prior year.
•
Taxes other than income taxes were comparable to the same period in the prior year.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025:

•
Gas Utility margin increased as a result of the following:

(in millions)
New rates and rider recovery	$22.8
Transportation volumes	2.8
Customer growth	2.7
Weather	(12.6)
Retail customer usage	(1.7)
Other	(1.7)
$12.3
•
Operations and maintenance expense was comparable to the same period in the prior year.
•
Depreciation and amortization increased primarily due to higher asset base driven by capital expenditures.
•
Taxes other than income taxes were comparable to the same period in the prior year.

Operating Statistics

	Revenue				Quantities Sold and Transported
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
By Customer Class	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)				(Dth in millions)
Retail Revenue -
Residential	$83.6	$86.0	$506.9	$543.4	3.4	3.6	35.3	41.5
Commercial	28.2	30.0	193.4	206.3	2.4	2.5	18.3	20.5
Industrial	9.9	8.2	23.7	21.3	2.6	2.0	5.2	4.4
Other Retail (a)	6.2	4.4	27.7	26.0	—	—	—	—
Subtotal Retail Revenue - Gas	127.9	128.6	751.7	797.0	8.4	8.1	58.8	66.4
Transportation	47.2	43.6	146.5	143.4	37.4	36.2	121.6	122.8
Other (b) (c)	14.6	12.2	65.1	39.5	—	—	—	—
Total Revenue and Quantities Sold	$189.7	$184.4	$963.3	$979.9	45.8	44.3	180.4	189.2

(a)
Includes Black Hills Energy Services revenue under the Choice Gas Program.
(b)
Includes inter-segment rent and non-regulated services under the Service Guard Comfort Plan, Tech Services, and HomeServe.
(c)
The increase in Other Revenue for the nine months ended September 30, 2026 was primarily driven by an increase in weather normalization mechanism revenue, including the implementation of the Nebraska Gas's pilot program effective August 2025.

	Revenue				Quantities Sold and Transported
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
By Business Unit	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)				(Dth in millions)
Arkansas Gas	$28.5	$31.0	$192.1	$196.5	4.9	4.9	22.0	23.4
Colorado Gas	26.8	27.9	153.8	182.7	3.3	3.5	19.0	21.9
Iowa Gas	23.0	21.7	149.9	138.6	6.0	6.1	27.2	28.1
Kansas Gas	26.8	23.7	113.2	114.9	10.1	8.6	29.1	27.9
Nebraska Gas	61.7	57.2	256.1	245.4	15.8	15.6	58.2	61.7
Wyoming Gas	22.9	22.9	98.2	101.8	5.7	5.6	24.9	26.2
Total Revenue and Quantities Sold	$189.7	$184.4	$963.3	$979.9	45.8	44.3	180.4	189.2

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Heating Degree Days	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Arkansas Gas (a)	---	(100)%	1	(92)%	1,727	(20)%	2,151	(3)%
Colorado Gas	59	(46)%	99	(7)%	2,834	(25)%	3,758	---
Iowa Gas	54	(26)%	75	2%	3,645	(10)%	4,003	(1)%
Kansas Gas (a)	1	(96)%	18	(20)%	2,309	(18)%	3,001	7%
Nebraska Gas (a)	20	(62)%	41	(23)%	3,097	(15)%	3,633	---
Wyoming Gas	109	(45)%	153	(22)%	3,634	(22)%	4,586	---
Combined (b)	53	(57)%	71	(11)%	3,223	(22)%	3,811	(1)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions)
Operating income (loss)	$(3.8)	$(4.5)	$0.7	$(13.1)	$(7.3)	$(5.8)

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025:

•
Operating loss was comparable primarily due to lower costs related to the pending Merger mostly offset by higher unallocated employee costs and the prior year consolidation of our Captive insurance cell.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025:

•
Operating loss increased due to $11.7 million of current year costs related to the pending Merger compared to $8.4 million for the same period in 2025. The remaining variance is primarily driven by the prior year consolidation of our Captive insurance cell.

Consolidated Interest Expense, Other Income and Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Variance	2026	2025	2026 vs 2025 Variance
	(in millions)
Interest expense, net	$(50.1)	$(49.4)	$(0.7)	$(153.7)	$(149.6)	$(4.1)
Other income, net	1.3	0.6	0.7	2.2	1.1	1.1
Income tax (expense)	(5.8)	(4.0)	(1.8)	(28.5)	(26.5)	(2.0)

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025:

•
Interest expense, net, was comparable to the same period in the prior year.
•
Other income, net, was comparable to the same period in the prior year.
•
Income tax (expense) increased compared to the same period in the prior year primarily due to higher pre-tax income. For the three months ended September 30, 2026, the effective tax rate was 11.8%, which was lower compared to 13.4% for the same period in 2025. The lower effective tax rate was primarily driven by increased current year tax benefits from federal PTCs associated with increased wind production and the non-deductibility of certain prior year costs related to the pending Merger.

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025:

•
Interest expense, net, increased compared to the same period in the prior year primarily driven by higher debt balances partially offset by higher AFUDC debt driven by construction work-in-progress balances.
•
Other income, net, was comparable to the same period in the prior year.
•
Income tax (expense) increased compared to the same period in the prior year primarily due to higher pre-tax income. For the nine months ended September 30, 2026, the effective tax rate was 11.6%, which was lower compared to 12.2% for the same period in 2025. The lower effective tax rate was primarily driven by increased current year tax benefits from federal PTCs associated with increased wind production.

Liquidity and Capital Resources

The following table provides an informational summary of our liquidity and capital structure as of:

	September 30, 2026	December 31, 2025
	(dollars in millions)
Cash and cash equivalents	$18.2	$182.8
Available capacity under Revolving Credit Facility and CP Program (a)	684.8	746.8
Available liquidity	$703.0	$929.6

Capital structure
Short-term debt
Notes Payable	$61.5	$—
Current maturities of long-term debt	410.0	—
Refundable advances for construction	398.8	—
Long-term debt	3,995.3	4,701.1
Total debt (b)	4,865.6	4,701.1
Total stockholders' equity (excludes non-controlling interest)	3,952.8	3,823.6
Total capitalization	$8,818.4	$8,524.7

Debt to capitalization	55.2%	55.1%
Long-term debt to total debt	82.1%	100.0%

(a)
Available capacity under Revolving Credit Facility and CP Program represents $750 million of total borrowing capacity less outstanding borrowings and letters of credit. See Note 5 of the Notes to Consolidated Financial Statements for more information.
(b)
Total debt includes $398.8 million of Refundable advances for construction, which are excluded from Consolidated Indebtedness as defined under our Revolving Credit Facility and from debt under Wyoming Electric's financing agreements (see Note 5 of the Notes to Consolidated Financial Statements for more information).

Future Financing Plans

We plan to fund our capital plan and strategic objectives by using cash generated from operating activities and various financing alternatives, which could include our Revolving Credit Facility, our CP Program, the issuance of common stock under our ATM or in a secondary offering, a term loan and refundable advances from customers. We plan to re-finance our $400 million, 3.15%, senior unsecured notes due January 15, 2027, at or before the maturity date.

As discussed in the Recent Developments section above, the Company expects to finance the approximately $1.8 billion of generation investment through a combination of project-generated cash flow and debt and equity instruments with a focus on earnings accretion while maintaining solid investment-grade credit ratings. Google has provided us with $398.8 million of refundable advances for the procurement of long lead-time equipment under the parties' generation reservation agreement. We expect to reimburse those advances by their June 30, 2027 maturity date.

CASH FLOW ACTIVITIES

The following tables summarize our cash flows for the nine months ended September 30, 2026:

Operating Activities:

	Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Net income	$217.1	$191.1	$26.0
Non-cash adjustments to Net income	300.6	278.0	22.6
Total earnings	$517.7	$469.1	$48.6
Changes in certain operating assets and liabilities:
Materials, supplies and fuel, Accounts receivable and other current assets	127.0	71.8	55.2
Accounts payable and other current liabilities	(80.5)	(70.4)	(10.1)
Regulatory assets	1.7	47.1	(45.4)
Net inflow (outflow) from changes in certain operating assets and liabilities	$48.2	$48.5	$(0.3)
Other operating activities	(23.3)	(12.3)	(11.0)
Net cash provided by operating activities	$542.6	$505.3	$37.3

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

•
Total earnings (net income plus non-cash adjustments) were $48.6 million higher than the same period in the prior year primarily as a result of increased Electric and Gas Utility margins due to new rates and rider recovery partially offset by higher financing costs.
•
Net inflows from changes in certain operating assets and liabilities were $0.3 million lower, primarily attributable to:
o
Cash inflows increased by $55.2 million as a result of changes in accounts receivable and other current assets primarily driven by fluctuations in commodity prices and weather, and receipt of an insurance loss recovery receivable related to a legal settlement in Colorado;
o
Cash outflows increased by $10.1 million as a result of changes in accounts payable and other current liabilities primarily driven by fluctuations in commodity prices, payment of a legal liability from settlement in Colorado and changes in other working capital requirements; and
o
Cash inflows decreased by $45.4 million as a result of changes in our regulatory assets and liabilities primarily due to lower recoveries of gas and fuel cost adjustments driven by fluctuations in commodity prices, and lower recoveries of our Winter Storm Uri regulatory asset as recovery is now complete in nearly all jurisdictions.
•
Cash outflows from other operating activities increased by $11.0 million primarily driven by settlement of contractor retainage balances from Wyoming Electric's completed Ready Wyoming project and higher costs from cloud computing arrangements.

Investing Activities:

	Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Capital expenditures	$(756.0)	$(550.2)	$(205.8)
Other investing activities	(7.7)	(6.2)	(1.5)
Net cash (used in) investing activities	$(763.7)	$(556.4)	$(207.3)

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

•
Cash outflows from capital expenditures increased $205.8 million primarily driven by the Lange II project and milestone payments for long lead-time generation equipment for the Google data center project.
•
Cash outflows from other investing activities were comparable to the same period in the prior year.

Financing Activities:

	Nine Months Ended September 30,
	2026	2025	2026 vs 2025 Variance
	(in millions)
Dividends paid on common stock	$(160.2)	$(146.8)	$(13.4)
Common stock issued	68.9	219.2	(150.3)
Short-term and long-term debt borrowings (repayments), net	(238.5)	(7.8)	(230.7)
Distributions to non-controlling interests	(9.3)	(5.2)	(4.1)
Proceeds from refundable advances for construction	398.8	—	398.8
Other financing activities	(2.5)	(2.6)	0.1
Net cash provided by financing activities	$57.2	$56.8	$0.4

Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

•
Dividends paid on common stock increased $13.4 million due to the increased dividend rate per share and increased number of common shares outstanding.
•
Cash inflows decreased $150.3 million due to decreased issuances of common stock under our ATM.
•
Net cash outflows increased $230.7 million primarily as a result of the repayment of $300 million, 3.95% senior unsecured notes on their January 15, 2026 maturity date partially offset by net borrowing activity under our CP Program.
•
Distributions to non-controlling interests increased due to higher net income from Black Hills Colorado IPP primarily driven by prior year unplanned generation outages.
•
Cash inflows increased due to $398.8 million of refundable advances from Google for long lead-time generation equipment.
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

(a)
On October 7, 2026, S&P affirmed our BBB+ rating and maintained a Stable outlook.
(b)
On October 19, 2026, Moody's affirmed our Baa2 rating and maintained a Stable outlook.

The following table represents the credit rating of South Dakota Electric as of the date of this report:

Rating Agency	Senior Secured Rating
S&P	A

CAPITAL REQUIREMENTS

Common Stock Dividends

Dividends paid on our common stock totaled $160.2 million for the nine months ended September 30, 2026. The quarterly cash dividend was $0.703 per share. On October 28, 2026, our board of directors declared a quarterly dividend of $0.703 per share payable December 1, 2026, equivalent to an annual dividend of $2.812 per share. The amount of any future cash dividends to be declared and paid, if any, will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures, restrictions under our Revolving Credit Facility, and our future business prospects.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in our 2025 Annual Report on Form 10-K. There were no material changes made as of September 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at September 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely, to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 3 of the Condensed Notes to Consolidated Financial Statements and Note 3 in Item 8 of our 2025 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2025 Annual Report on Form 10-K.

Our anticipated benefits from the Google data center project are dependent on a single customer and long-term demand for data center services and electric power.

Our agreements with Google represent a significant long-term growth opportunity and are expected to contribute meaningfully to future revenues, earnings, cash flows and capital investment. As a result, we will have increased exposure to a single large customer and to trends affecting the data center, cloud computing and artificial intelligence industries. If Google delays, reduces, suspends, relocates or terminates all or a portion of its planned operations, elects to pursue alternative energy solutions, experiences financial difficulties, or otherwise reduces its demand for electric service, our anticipated benefits from the project could be adversely affected.

In addition, forecasts regarding future electricity demand associated with data centers, cloud computing and artificial intelligence applications are subject to significant uncertainty. Technological advancements, increased computing efficiency, changes in customer business strategies, economic conditions, regulatory developments or reduced demand for data center services could reduce projected load growth and adversely affect the utilization and economics of assets constructed to support the project. Although the agreements contain customer credit support, termination payment and other investment recovery provisions, those protections may not fully mitigate the impact of reduced customer demand, contract disputes, non-renewal or customer default.

In addition, the scale of anticipated investments associated with large-load customer growth opportunities, including data center development, may increase our exposure to construction, permitting, regulatory approval and financing risks, which are discussed elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report on Form 10-K.

The contractual arrangements supporting the Google data center project differ from our traditional utility operations and may not provide the returns or investment recovery we expect.

The Google project is supported by long-term negotiated contractual arrangements that differ from the rate-regulated framework applicable to many of our traditional utility operations. Although the agreements include provisions intended to support recovery of capital investments, operating expenses, fuel costs, financing costs and other project-related expenditures, our ability to achieve expected returns depends on successful project execution, compliance with contractual obligations and the continued performance of the customer and other counterparties.

The project also exposes us to risks associated with contract interpretation, dispute resolution, enforcement of contractual remedies and the collection of amounts owed by counterparties. While the agreements include credit support, termination payments and other mechanisms intended to mitigate stranded asset and investment recovery risks, such provisions may not be sufficient under all circumstances. Because portions of the project's generation assets and related infrastructure are being developed to serve a specific large-load customer, we may not be able to readily redeploy such assets or replace the associated revenue stream if that customer ceases operations, reduces load, defaults under its agreements, or elects not to renew applicable arrangements. If we are unable to recover costs or achieve anticipated returns, its financial condition, results of operations and cash flows could be adversely affected.

These initiatives may increase the significance of certain regulatory, permitting and approval-related risks discussed elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report on Form 10-K.

Operational, market, environmental and public policy developments could adversely affect the Google data center project and its expected benefits.

We will rely on the successful operation of dedicated generation facilities, transmission infrastructure and a privately managed microgrid structure to serve the Google project. Operational failures, fuel supply disruptions, cyber incidents, transmission constraints, third-party resource performance issues, reliability events or other interruptions could adversely affect the Company's ability to satisfy its contractual obligations and realize anticipated economic benefits.

In addition, the project may be affected by evolving environmental regulations, energy policies and stakeholder expectations. We may face opposition from community groups, environmental organizations, governmental entities or other stakeholders relating to data center development, transmission expansion, natural gas-fired generation, greenhouse gas emissions, water usage or other environmental and land use considerations. Increased regulatory scrutiny, permitting challenges, litigation, adverse publicity or policy changes could delay project development, increase project costs, limit future expansion opportunities or otherwise adversely affect the expected benefits of the project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains monthly information about our acquisitions of equity securities for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	1	$73.68	—	—
August 1, 2026 - August 31, 2026	559	72.15	—	—
September 1, 2026 - September 30, 2026	1	72.39	—	—
Total	561	$72.15	—	—

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

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

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

BLACK HILLS CORPORATION

/s/ Linden R. Evans
Linden R. Evans, President and
Chief Executive Officer

/s/ Kimberly F. Nooney
Kimberly F. Nooney, Senior Vice President and
Chief Financial Officer

Dated:	November 5, 2026